Form 10QSB
period 1996-06-30
PHOTON DYNAMICS INC
filed 1996-08-13
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-27234

                             PHOTON DYNAMICS, INC.
       (Exact name of small business issuer as specified in its charter)


          CALIFORNIA                                        94-3007502
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                            1504 MCCARTHY BOULEVARD
                               MILPITAS, CA 95035
                    (Address of principal executive offices)


                                 (408) 433 3922
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES X     NO
                                                              ---       ---


As of August 9, 1996 6,808,165 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION                   PAGE
                                                                         ----

ITEM 1.  Financial Statements (unaudited)
         Condensed Consolidated  Balance Sheets - June 30, 1996
          and September 30, 1995.......................................    2
         Condensed Consolidated Statements of Operations - three
          and nine months ended June 30, 1996 and 1995.................    3
         Condensed Consolidated Statements of Cash Flows - nine
          months ended June 30, 1996 and 1995..........................    4
         Notes to Condensed Consolidated Financial Statements..........    5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................    6

OTHER    Risk Factors..................................................    8


                          PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................   14
ITEM 2.  Changes in Securities.........................................   14
ITEM 3.  Defaults Upon Senior Securities...............................   14
ITEM 4.  Submission of Matters to a Vote of Security Holders...........   14
ITEM 5.  Other Information.............................................   14
ITEM 6.  Exhibits and Reports on Form 8-K..............................   14

         Signatures....................................................   15

                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets

                                (In thousands)
                                  (Unaudited)

                                                  June 30,            September
                                                    1996              30, 1995
                                                  --------            ---------
                  ASSETS
Current assets:
  Cash and cash equivalents.....................  $  6,253            $    298
  Short term investments........................     5,007                   -
  Accounts receivable, net of allowance
   for doubtful accounts of $354 ($224 at
   September 30, 1995)..........................    10,501               5,280
  Inventories...................................     2,746               2,986
  Prepaid expenses and other current
   assets.......................................       331                 219
                                                  --------            --------
Total current assets............................    24,838               8,783

Property, equipment, and leasehold
 improvements, net..............................     2,021               1,418

Other assets....................................       203                 318
                                                  --------            --------
Total assets....................................  $ 27,062            $ 10,519
                                                  ========            ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................  $  2,111            $  1,684
  Accrued expenses and other liabilities........     3,083               2,368
  Customer deposits and deferred revenue........       216               1,251
  Line of credit and other short-term debt......       365               2,407
  Current portion of long-term debt.............        23                 364
                                                  --------            --------
Total current liabilities.......................     5,798               8,074

Noncurrent portion of long-term debt............       320                 588
Commitments and contingencies

Shareholders' equity:
  Preferred stock...............................         -              17,935
  Common stock..................................    37,935               3,008
  Accumulated deficit...........................   (16,916)            (19,055)
  Foreign currency translation adjustment.......        36                 104
  Notes receivable from shareholders............      (107)               (135)
  Unrealized loss on marketable securities......        (4)                  -
                                                  --------            --------
Total shareholders' equity......................    20,944               1,857
                                                  --------            --------
Total liabilities and shareholders' equity......  $ 27,062            $ 10,519
                                                  ========            ========

See accompanying notes to condensed consolidated financial statements

Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                            -----------------------         ----------------------
                                                             1996             1995           1996            1995
                                                            ------           ------         ------          ------
Revenue:
  Product sales.........................................    $7,609           $3,811         $18,881         $ 8,937
  Development contracts.................................       100            1,046           1,341           3,331
                                                            ------           ------         -------         -------
                                                             7,709            4,857          20,222          12,268

Cost of revenue:
  Product sales.........................................     4,064            1,749           9,883           4,577
  Development contracts.................................        46            1,330             962           3,268
                                                            ------           ------         -------         -------
                                                             4,110            3,079          10,845           7,845
                                                            ------           ------         -------         -------
Gross margin............................................     3,599            1,778           9,377           4,423

Operating expenses:
  Research and development..............................     1,027              534           2,905           1,147
  Selling, general, and administrative..................     1,809            1,104           4,452           3,019
                                                            ------           ------         -------         -------
Total operating expenses................................     2,836            1,638           7,357           4,166
                                                            ------           ------         -------         -------
Operating income........................................       763              140           2,020             257

Interest income.........................................       179                9             484              14
Interest expense........................................       (47)             (28)           (215)            (84)
Foreign exchange loss...................................       (26)             (11)            (29)            (20)
                                                            ------           ------         -------         -------
Income before provision for income taxes................       869              110           2,260             167

Provision for income taxes..............................        44                -             121               -
                                                            ------           ------         -------         -------
Net income..............................................    $  825           $  110         $ 2,139         $   167
                                                            ======           ======         =======         =======
Net income per share:...................................    $ 0.11           $ 0.02         $  0.29         $  0.04
                                                            ======           ======         =======         =======
Shares used in computing net income per share...........     7,717            5,356           7,315           5,400
                                                            ======           ======         =======         =======

See accompanying notes to condensed consolidated financial statements

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                    NINE MONTHS ENDED JUNE 30,
                                                     1996                1995
                                                   -------              -------
OPERATING ACTIVITIES
Net income......................................   $ 2,139              $   167
Adjustments to reconcile net  income to
 net cash used in operating activities:
  Depreciation and amortization.................       506                  384
  Changes in operating assets and liabilities:
    Accounts receivable.........................    (5,221)                (831)
    Inventories.................................       240               (1,705)
    Prepaid expenses and other current assets...      (112)                (201)
    Other assets................................        58                  (78)
    Accounts payable............................       412                 (177)
    Accrued expenses and other liabilities......       715                 (102)
    Customer deposits and deferred revenue......    (1,035)                 491
                                                   -------              -------
Net cash used in operating activities...........    (2,298)              (2,052)

INVESTING ACTIVITIES
Acquisition of property and equipment...........    (1,109)                (624)
Acquisition of short term investments...........    (9,547)                   -
Disposal of short term investments..............     4,540                    -
                                                   -------              -------
Net cash used in investing  activities..........    (6,116)                (624)

FINANCING ACTIVITIES
Borrowings under lines of credit................         -                  300
Proceeds from issuance of note payable..........         -                1,000
Proceeds from issuance of short term debt.......         -                  237
Repayment of lines of credit....................    (2,325)                   -
Principal payments under capital leases.........       (22)                 (43)
Proceeds from issuance of common stock, net
 of issuance costs..............................    17,020                   66
Payment of notes payable........................      (304)                 (59)
                                                   -------              -------
Net cash provided by financing activities.......    14,369                1,501
                                                   -------              -------
Net increase (decrease) in cash and cash
 equivalents....................................     5,955               (1,175)
Cash and cash equivalents at  beginning of
 period.........................................       298                1,236
                                                   -------              -------
Cash and cash equivalents at end of period......   $ 6,253              $    61
                                                   =======              =======

See accompanying notes to condensed consolidated financial statements

                             PHOTON DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 for the fiscal year ended September 30, 1995.


     Short Term Investments

     Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No.115 "Accounting for Investments in Certain Debt and Equity Securities" (FAS 115), which requires investment securities to be classified as either held to maturity, trading or available for sale. The Company has classified its investment portfolio as available for sale. Under
FAS 115, investments classified as available for sale are required to be recorded at fair value and any temporary difference between an investment's cost and its fair value is recorded as a separate component of stockholders' equity.

     At June 30, 1996, short term investments consisted of commercial paper and fixed rate notes classified as available for sale. The cost of these securities approximated the fair value and the amount of unrealized gains or loss was not significant. These securities mature through May 1997.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

                           June 30,          September 30,
(In thousands)               1996                1995
                           --------          -------------
Raw Materials............   $2,440               $1,322
Work-in-process..........      287                  461
Finished goods...........       19                1,203
                            ------               ------
                            $2,746               $2,986
                            ======               ======

3.    INITIAL PUBLIC OFFERING

      In November 1995, the Company completed an initial public offering ("IPO") of 2,932,500 shares of Common Stock, of which 2,127,661 shares were issued and sold by the Company and 804,839 shares were sold by stockholders. The IPO raised approximately $17.8 million before deducting offering expenses.

                             PHOTON DYNAMICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1995.

  Results of Operations

     Total revenues for the third quarter of fiscal 1996 increased 59% to $7,709,000 from the third quarter of fiscal 1995 level of $4,857,000. Revenues for the first nine months of fiscal 1996 were $20,222,000, an increase of 65% from $12,268,000 in the comparable period of 1995. The increase in product sales of 100% to $7,609,00 in the third quarter of fiscal 1996 ($3,811,000 in the third quarter of fiscal 1995) was primarily attributable to the introduction of new products during the later part of fiscal 1995, as well as enhancements to existing products which shipped for the first time in the third quarter of fiscal 1996.

     Revenues from development contracts accounted for 1% and 7% of total revenue for the three and nine month periods ended June 30, 1996, respectively, compared to 22% and 27% for the same periods of the prior fiscal year. This decrease in percentage terms is the result of the completion of two major development contracts. The Company expects revenue under development contracts to decline on an absolute dollar basis in fiscal 1996.

     Gross margins as a percent of revenue were 47% and 46%, for the three and nine month periods ended June 30, 1996, respectively, compared to 37% and 36% for the same periods of the prior fiscal year. This increase in gross margins was due to the relative decrease in development contract revenue, with associated lower gross margins, as a percentage of total revenue. The gross margin for product sales decreased from 54% in the third quarter of fiscal 1995 to 47% in the third quarter of fiscal 1996. This decrease on an annual basis is due to the high product gross margins achieved in the third quarter of fiscal 1995, as a result of favorable foreign exchange rates on Yen denominated sales as well as a favorable product mix. Overall product gross margins will fluctuate on a quarterly basis as the Company's product mix fluctuates.

     Research and Development. The Company increased its research and development expenses on an absolute dollar basis to $1,027,000 in the third quarter of fiscal 1996, or 13% of revenue, from $534,000 in the third quarter of fiscal 1995, or 11% of revenue. In addition to these research and development expenses incurred for product development, the Company spent $46,000 in the third quarter of fiscal 1996, and $1,330,000 in the third quarter of fiscal 1995 in performance of its obligations under third party development contracts. The combination of research and development expenses and costs incurred on development contracts was $1,073,000 or 14% of revenue in the third quarter of fiscal 1996 and $1,864,000 or 38% of revenue, in the third quarter of fiscal 1995 and $3,867,000 or 19% of revenue and $4,415,000 or 36% of revenue for the nine months periods ended June 30, 1996 and 1995. The decrease on a percentage of revenue and absolute dollar basis reflects the unusually high level of material, engineering personnel and payroll costs related to development contracts in the third quarter of 1995. The Company does not expect that these combined product development expenses will decline in absolute dollar amounts in the remainder of fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses in the third quarter of fiscal 1996 increased to $1,809,000, from the third quarter of fiscal 1995 level of $1,104,000, 23% of revenue in both periods. Total selling, general and administrative expenses for the first nine months of fiscal 1996 were $4,452,000, an increase from $3,019,000 in the comparable period of 1995, 22% and 25% of revenue respectively. The decrease on a percentage basis was attributable to cost control measures, primarily reductions in staffing levels. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1996 and in future periods depending on factors including, the level of the Company's revenue and other operations. Selling expenses may also fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures.

     Interest income/expense. Interest income in the third quarter of fiscal 1996 increased to $179,000 from the third quarter of fiscal 1995 level of $9,000. Total interest income for the first nine months of fiscal 1996 increased to $484,000 from $14,000 in the comparable period of 1995 as a result of interest received on the proceeds from the Company's Initial Public Offering ("IPO") in November 1995. Interest expense was $215,000 and $84,000 for the nine months ended June 30, 1996 and 1995 because of increases in borrowings under the Company's revolving bank lines of credit which were repaid in the first quarter of fiscal 1996.

     Provision for Income Tax. The Company's effective tax rate for the three and nine months ended June 30, 1996 was 5%. This is lower than the statutory rate of 34% due to the utilization of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth primarily from a combination of amounts raised in equity financing, loans, lines of credit from a bank and cash flows from operations. As of June 30, 1996, the Company had working capital of $19,040,000 of which $6,253,000 was cash or cash equivalents. The Company also has $3 million in line of credit financing from Silicon Valley Bank, which expired in July 1996, and under which there were no amounts outstanding at June 30, 1996. Borrowings under these lines of credit bear interest at one or one and one-half percentage points above the prime rate. These lines of credit are secured by substantially all of the Company's assets and contain certain financial and other covenants. In addition, the Company has a $1 million, 3 year term loan of which $675,000 was outstanding as of June 30, 1996. In November 1995, the Company completed its IPO of 2,932,500 shares of Common Stock, of which 2,127,661 shares were issued and sold by the Company and 804,839 shares were sold by stockholders. The IPO raised approximately $17.8 million before deducting offering expenses.

     For operating activities, net cash used by operations was $2,298,000 in the first nine months of fiscal compared to $2,052,000 in the comparable period in fiscal 1995. This decrease in cash flow reflects an increased level of profits, and tighter inventory control offset by an increase in accounts receivable balances. The factors affecting the accounts receivable balance include, the Company's credit terms to customers which typically have a small portion of the payment extended for a period of months after shipment resulting in a larger accounts receivable balance, especially when combined with the growth in product sales in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, as well as the near quarter end timing of such product shipments.

     Capital expenditures during the first nine months of fiscal 1996 were $1,109,000 compared to $624,000 in the first nine months of fiscal 1995. The increase is the result of the capitalization of engineering and demonstration equipment related to the Company's latest products.

                                  RISK FACTORS

     The Company's future results may be affected by inherent uncertainties that exist in the test, inspection and repair equipment business for the flat panel industry. Such uncertainties include, but are not limited to, the following

FACTORS AFFECTING EARNINGS AND STOCK PRICE

     The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-QSB, 10-KSB, and annual reports to shareholders. Among the factors that could cause actual results to differ materially are the following risk factors:

VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS; LIMITED HISTORY OF PROFITABILITY

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1,500,000. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD ( "Flat Panel Display")market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. The Company first achieved profitability in the quarter ended December 31, 1994. Although it has been profitable each quarter since then, there can be no assurance that the Company will be able to sustain profitability in the future.

DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS

     The markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new or recently introduced products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in the FPD industry. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations. The Company's future results of operations are highly dependent on the successful introduction, marketing and cost-effective manufacture of its recently introduced In-Process Test Mass Production System (IPT-MPS), the first two units of which the Company shipped in September 1995. The Company continues to perform research and development work with respect to the IPT-MPS system to attain additional throughput levels requested by the Company's customers and other performance parameters sought by manufacturers of active matrix liquid crystal displays ("AMLCDs") for their volume production environments. The Company has experienced delays in implementing the software necessary to achieve throughput rates. No assurance can be given that development efforts related to other performance parameters will be successful. The Company believes that future orders of IPT-MPS systems will be dependent on its ability to attain requested throughput levels and other performance parameters. In addition to the IPT-MPS system, the Company's IPT-E system, two of its Flat Panel Inspection Systems (FIS), the FIS-250 system and FIS-300 system, and two repair systems the ILW-305 and ILW-405 were introduced in the preceding twelve months. Sales of these recently introduced products comprise a substantial portion of the Company's revenue. The Company has experienced delays in obtaining final acceptance and final payment on some of these new products. If such new or recently introduced products have performance, reliability or quality problems or shortcomings, then the Company may experience reduced orders, higher manufacturing costs, continued delays in collecting accounts receivable and additional warranty and service expenses which may have an adverse effect on the Company's results of operations. In addition, future growth in sales of the Company's products will depend upon the acceptance of the Company's IPT or FIS technologies by a broader group of customers, including additional international customers and FPD manufacturers who currently do not perform the type of FPD test or inspection offered by the Company's products or utilize alternative technologies for, or methods of, inspection, such as "open/short" testing and human visual inspection. Because of the large capital commitment involved in the construction and operation of an FPD manufacturing facility, the decision by an FPD manufacturer to purchase the Company's IPT or FIS systems involves a significant technological and financial commitment as compared to current alternatives such as human inspection and open/short testers. While the Company is actively promoting the acceptance of these technologies, there can be no assurance that the Company will be successful in obtaining broader acceptance of its IPT or FIS technologies. Failure to achieve broader acceptance would have an adverse effect on the Company's results of operations.

DEPENDENCE ON PRINCIPAL CUSTOMERS

      The FPD industry is extremely concentrated, with virtually all major FPD manufacturers and many of the Company's principal customers located in Asia. Although the composition of the Company's largest customers has changed from year to year, direct sales to the Company's top four end user customers in each of fiscal 1994 and 1995 accounted for approximately 79% and 71%, respectively, of the Company's total revenue. Direct sales to the Company's top customer in each of fiscal 1994 and 1995 accounted for approximately 25% of the Company's total revenue. During these years, a substantial portion of the Company's total revenue was contract revenue for development of the Company's IPT product family, which revenue is expected to decline in future years. The Company currently has no long-term purchase commitments with any of its customers and sales are generally made pursuant to purchase orders. All orders are subject to delay or cancellation with limited or no penalty. A reduction, delay, or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON SINGLE OR LIMITED SUPPLIERS

      Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers, including Kodak Corporation and Anorad Corporation. The Company has not entered into any formal agreements with such suppliers, other than long term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's results of operations.

RELATIONSHIP WITH IHI

      The Company has granted certain exclusive manufacturing and sales rights to Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI") with respect to its IPT systems, including the IPT-MPS, for Japan, Korea, a number of other Asian countries, Saudi Arabia, Australia, New Zealand, India and Sri Lanka. Under the terms of this relationship the Company reserves the rights to manufacture certain critical components and to sell the components to IHI for inclusion in IPT systems to be sold by IHI in its territory. The agreements between IHI and the Company further provide for the Company to assist IHI in its sales efforts in these countries in exchange for a commission. This relationship continues on an exclusive basis for the IHI territory until June 1997, and, if such exclusivity is not renewed, IHI will have non-exclusive manufacturing and sales rights in its territory in periods thereafter. In exchange for these rights, IHI has provided and continues to provide significant funding for development of the IPT systems, which funding substantially enhanced the Company's ability to complete development of these systems in a timely fashion. To date, IHI has allowed Photon to manufacture all IPT systems sold by IHI in the IHI territory, and the Company expects that many, if not all, of the IPT systems that will be sold in IHI's territory will be manufactured by the Company. At present, IHI and Photon share sales responsibility for Photon manufactured IPT systems in Japan, and IHI has agreed to allow Photon to sell directly all IPT systems outside Japan through December 31, 1996. IHI performs all support and service for system units in Japan, while Photon provides support and service in the balance of the IHI territory. To the extent IHI determines in the future to exercise fully its contractual rights to manufacture and sell these systems in the IHI territory, such action would reduce revenue of the Company attributable to these IHI manufactured IPT systems and may have a material adverse effect on the Company's results of operations. Given the concentration of FPD manufacturers in the IHI territory, the Company is highly dependent on IHI and the success of the Company's relationship with IHI to market and sell the IPT systems, including the IPT-MPS, in these critical markets. In the event IHI should determine to reduce its internal budgets, staffing levels, research and development funding or other allocations of its resources for the development, manufacture, sale and support of IPT systems in its territory, such action by IHI could have a material adverse effect on the Company's ability to compete in these markets and on the Company's results of operations. While the Company believes that both it and IHI have obtained significant mutual benefit from their continuing relationship, no assurance can be given that the IHI relationship will continue to provide such benefits to the Company or that the Company's results of operations will not be adversely impacted in the future based on its dependency on IHI for the manufacture, sales and support of IPT systems in Japan and other important Asian markets in the IHI territory.

INTERNATIONAL OPERATIONS

      Approximately 63% of the Company's total revenue for fiscal 1995 was attributable to sales outside the U.S. The Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the U.S. are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. To the extent the Company's sales are denominated in foreign currency, the Company's revenue and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the U.S.

DEPENDENCE ON JAPANESE MARKET

      The future performance of the Company will be dependent, in part, upon its ability to continue to compete successfully in the Japanese market, one of the largest markets for FPD test, inspection and repair equipment. The Company's ability to compete in this market in the future is dependent upon continuing free trade between Japan and the U.S., the continuing ability of the Company to develop products in a timely manner that meet the technical requirements of its Japanese customers and the continuing ability of the Company to maintain satisfactory relationships with leading companies in the Japanese FPD industry. The Company believes that the Japanese companies with which it competes may have a competitive advantage in Japan because of the preference of some Japanese customers for Japanese equipment suppliers because such customers may have longer standing or closer business relationships with such competitors. The Company's sales to Japan and results of operations will also be affected by the overall health of the Japanese economy, including the effects of currency exchange rate fluctuations on the global competitiveness of Japanese FPD manufacturers.

RAPID AND FUNDAMENTAL TECHNOLOGICAL CHANGE

      The FPD industry is an evolving industry characterized by extensive research and development which has and is expected to continue to lead to rapid technological change. The development by others of new or improved products or technologies may make the Company's current or proposed products obsolete or less competitive. Although the Company devotes significant efforts and financial resources to further develop and enhance its existing products, there can be no assurance that advances in other or alternative technologies will not make the Company's products obsolete or less competitive. Currently, the predominant technology used in the FPD industry is liquid crystal display ("LCD") technology. Although the Company has installed its products or has entered into discussions with manufacturers utilizing virtually all of the alternative FPD technologies which the Company believes are commercially viable FPD technologies, its revenue is derived primarily from sales of products related to a variant of LCD technology used in a substantial portion of all FPDs, AMLCD technology. An industry shift away from AMLCD technology or the emergence of new competing technologies could have a material adverse effect on the Company's business and results of operations.

COMPETITION

      The FPD equipment industry is highly competitive. The Company faces the prospect of substantial future competition from established companies, some of which are expected to be larger companies, or parts thereof, some of which are expected to have greater financial, engineering and manufacturing resources than the Company and some of which are expected to have larger sales and service organizations and long-standing customer relationships with major FPD manufacturers. In the event that the Company's agreements with IHI are not extended in 1997, IHI may compete with the Company in selling the Company's IPT systems in Japan, Korea and the rest of the IHI territory. The Company also expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, the Company's customers may choose to develop proprietary technology and FPD equipment which may obviate or lessen their need to purchase the Company's products. The Company's customers may also use multiple technologies and solutions, including competitors' products, to provide the functionality of the Company's systems. Competitive pressures may necessitate price reductions which could adversely affect the Company's results of operations. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages.

FLAT PANEL DISPLAY INDUSTRY DOWNTURNS OR SLOWDOWNS

      The Company's business depends in large part upon the capital equipment expenditures of FPD manufacturers, which in turn depend on the current and anticipated market demand for FPDs and products utilizing FPDs. For example, the Company believes that historical shortages of supplies of semiconductor components may have in the past temporarily limited the quantities of laptop computers that were manufactured, which in turn may have reduced demand from laptop computer manufacturers for certain FPDs. Should these conditions have continued for an extended period, the resulting reduced long-term demand for FPDs suitable for laptop computers could adversely affect the level of capital expenditure by FPD manufacturers. Although to date the FPD industry has had a relatively steady growth rate, the FPD industry may, like the semiconductor industry, become highly cyclical and experience periodic downturns or slowdowns in growth, which may have a material adverse effect on capital equipment expenditures by FPD manufacturers and in turn adversely affect the Company's results of operations. No assurance can be given that the Company's results of operations would not be adversely affected if such downturns or slowdowns in the FPD industry were to occur in the future. In addition, the need for continued investment in engineering, research and development and marketing required to penetrate targeted foreign markets and maintenance of extensive worldwide customer service and support capabilities will limit the Company's ability to reduce expenses during downturns or slowdowns in growth in the FPD industry.

PATENTS AND PROPRIETARY RIGHTS

      The Company's future success and competitive position are dependent in part upon its proprietary technology, and the Company relies on patent, trade secret, trademark and copyright law to protect its intellectual property. There can be no assurance that any patent owned or licensed by the Company will not be invalidated, circumvented, challenged or licensed to others, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's results of operations.

      Competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to manufacture and sell its products. The Company has not conducted an independent review of patents issued to third parties. Although the Company believes that its products do not infringe the patents or other proprietary rights of third parties, there can be no assurance that other third parties will not assert infringement claims against the Company or that such claims will not be successful. Even successful defense of patent suits are both costly and time-consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

MANAGEMENT OF GROWTH

      The Company has recently experienced and may continue to experience growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management personnel. To manage recent and potential future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage a growing number of employees. The future success of the Company also will depend on its ability to attract and retain qualified technical, marketing and management personnel, particularly highly skilled software engineers, for whom competition is intense. In particular, the current availability of qualified engineers is limited, and competition among companies for skilled and experienced engineering personnel is very strong. The Company is currently attempting to hire a number of engineering personnel and has experienced delays in filling such positions. The Company expects to experience continued difficulty in filling its needs for qualified engineers and other personnel. There can be no assurance that the Company will be able to achieve or manage effectively any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's results of operations.

DEPENDENCE ON KEY EMPLOYEES

      The future success of the Company is dependent, in part, on its ability to retain certain key personnel. The Company also needs to attract additional skilled personnel in all areas of its business to continue to grow. While many of the Company's current employees have many years of service with the Company, there can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

POSSIBLE VOLATILITY OF COMMON STOCK PRICE

      Many factors such as, but not limited to, announcements of technological innovations or new products by the Company, its competitors or third parties, as well as quarterly variations in the Company's actual or anticipated results of operations, may cause the market price of the Company's Common Stock to fluctuate significantly. Furthermore, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                           PART II: OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

          None.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- ----------------------------------------

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

          None.

ITEM 5.  OTHER INFORMATION
- --------------------------

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

    (a)  EXHIBITS

         11.1 Statement Re Computation of Per Share Earnings
         27.1 Financial Data Schedule

    (b)  REPORTS ON FORMS 8-K

         None.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PHOTON DYNAMICS, INC.
                                                      (Registrant)



Date: August 12, 1996                    /s/ Vincent Sollitto
                                         ------------------------------------
                                         Vincent Sollitto
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)





Date: August 12, 1996                    /s/ Howard Bailey
                                         ------------------------------------
                                         Howard Bailey
                                         Chief Financial Officer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)