Form 10KSB
period 1996-09-30
PHOTON DYNAMICS INC
filed 1996-12-30
CIK 1002663

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 For the fiscal year ended September 30, 1996

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission File Number: 0-27234

                             PHOTON DYNAMICS, INC.
       (Exact name of small business issuer as specified in its charter)

                 CALIFORNIA                                      94-3007502
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                               6325 SAN IGNACIO
                              SAN JOSE, CA 95119
                   (Address of principal executive offices)

                                (408) 226 9900
                          (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:
                                     NONE

        Securities registered under Section 12(g) of the Exchange Act:
                                 COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Revenue for the year ended September 30, 1996 was $24,763,000.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 27, 1996, as reported on the Nasdaq National Market was approximately $43,361,000 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 27, 1996 the Registrant had outstanding 6,955,037 shares of Common Stock.

Transitional small business Disclosure Format (check one) Yes      No X [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders and the Registrants Annual Report to Shareholders for its fiscal year ended September 30, 1996 are incorporated by reference in Part I, II and III of this Form 10-KSB report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1: DESCRIPTION OF BUSINESS

THE COMPANY

  Photon Dynamics, Inc. is a leading worldwide supplier of test, inspection and repair systems for the flat panel display ("FPD") industry. The Company's systems are used to control, monitor and refine the manufacturing process to increase the yield of FPDs, to reduce materials loss, to transition new FPD designs from research and development to commercial production and to assist in the rapid start-up of new FPD manufacturing facilities. While certain aspects of the manufacturing processes for FPDs are similar to manufacturing processes for semiconductor devices, materials costs represent a substantially higher percentage of the cost of an FPD as compared with semiconductor devices. As a result, the need for test and inspection of FPDs goes beyond the need to improve yields as FPD manufacturers seek to identify defects early in the manufacturing process to either avoid investment of further materials cost or to repair the defect before further manufacturing steps make it less accessible. The Company believes that more of its systems have been used by manufacturers of active matrix liquid crystal displays ("AMLCDs") and other advanced FPDs to test, inspect and repair more VGA and other higher resolution FPDs than any other currently available competitive system and that this experience has enabled it to become a leading technical innovator of test, inspection and repair equipment for advanced FPD manufacturers.

  Photon Dynamics offers a suite of products to inspect virtually all current types of FPDs and to address all key areas of AMLCD test, inspection and repair throughout all major stages of the manufacturing life cycle, from research and development to commercial production. The Company's test products include array test systems that locate, count and characterize electrical array faults, contamination and other defects on partially completed flat panel display substrates. The Company's repair product performs array laser cut and weld repair functions based upon information generated by its test and inspection products. Its inspection products perform flat panel cell and module inspection to detect and locate optical defects in FPDs. All of the Company's product lines interface with one another through software systems used to store data and generate reports and other information used by FPD manufacturers to increase their yields.

  The Company's products incorporate proprietary technologies that provide FPD manufacturers with the ability to obtain information critical to yield improvement and management of manufacturing processes that had not previously been readily available to FPD manufacturers. The Company's proprietary Voltage Imaging(TM) and N-Aliasing(TM) technologies, in conjunction with its proprietary software programs, permit non-contact, full characterization and image evaluation of virtually all commercially produced FPD displays, regardless of panel size or the FPD technology employed. All of the Company's product lines are currently being used with VGA and SVGA displays and are designed for use with next generation XGA and SXGA displays.

PRODUCTS

  Photon Dynamics offers a suite of products to inspect virtually all types of FPDs. All of the Company's systems use similar software based controls, processing and graphical user interfaces. Products can be networked together so FPD defect data can be stored, analyzed and used throughout the manufacturing process. All of the Company's systems are capable of providing fully automated functionality through robotics incorporated into the systems by Photon Dynamics or purchased from third party vendors.

  The following table lists the Company's products:

            FIRST
          COMMERCIAL                   COMPATIBLE FPD
 PRODUCT   SHIPMENT     FUNCTION         TECHNOLOGY     STATE OF FPD MANUFACTURE
 -------  ----------    --------       --------------   ------------------------
 IPT-E       1994      Array test          AMLCD        Research and development
                                                             Pre-production
 IPT-MPS     1995      Array test          AMLCD        Research and development
                                                             Pre-production
                                                               Production
 FIS-200*    1993    VGA inspection         ALL         Research and development
                                                             Pre-production
                                                               Production
 FIS-250     1995    SVGA inspection        ALL         Research and development
                                                             Pre-production
                                                               Production
 FIS-300     1995    XGA inspection         ALL         Research and development
                                                             Pre-production
                                                               Production
 ILW(TM)     1993        Repair          AMLCD and             Production
                                     passive matrix LCD

--------
*  Superseded by the FIS-250

 In-Process Test Systems (IPT Systems)

  The Company's In-Process Test (IPT) systems use the Company's proprietary Voltage Imaging(TM) technology to detect, locate, quantify and characterize electrical, contamination and other defects in AMLCD arrays after the completion of the first major step of production, the construction of the transistor array on the glass substrate. The systems incorporate a computer workstation and proprietary image processing software to display pixel images and information which not only allows manufacturers to determine whether individual pixels or lines of pixels are functional, but also allows them to find more subtle defects such as individual pixel voltage variations early in the production process. In addition, these systems generate point and line defect data files specifying the exact location of each defect, which data can then be used for statistical process control or downloaded to the Company's ILW(TM) system to effect repairs. The systems also perform key procedures involved in the testing process, including running test sequences and loading, unloading and sorting substrates. The IPT systems can be adapted to test different panel sizes in less than three hours, as compared with systems using probe card technology which the Company estimates can require up to 16 hours. The currently available IPT-MPS system is an enhanced version of the IPT system that uses optimized processing software, graphical user interface and materials transport features. These features have been designed to enable the IPT-MPS system to achieve throughput rates that are comparable to conventional probe card based systems while providing the same functionality, flexibility and cost-efficient features of the earlier IPT system.

 Flat Panel Inspection Systems (FIS Systems)

  The Company's Flat Panel Inspection (FIS) systems use the Company's proprietary N-Aliasing(TM) technology to inspect virtually any type and size of commercially available FPD panel for optical defects after the completion of the second major stage of production, the construction of color cells comprising individual pixels. FIS systems are also designed to perform inspection after final module assembly of FPD panels. The systems use a single high-resolution camera and workstation driven by the Company's N-Aliasing(TM) software to quantitatively measure critical optical qualities such as contrast, luminance and color balance and to precisely locate mura, line, cluster and individual pixel defects. Test data generated by the systems is displayed on a video monitor to provide immediate visual interpretation and can be stored or sent to a repair system to effect repairs. FIS systems comprise a family of products that offer different levels of resolution and flexibility to suit customers needs. The FIS-250 and the FIS-300 test FPD panels with VGA, SVGA and XGA resolution, respectively. They can currently be configured to perform as many as 100 individual tests and are adaptable to panel sizes ranging from 0.75 to 15 inches. The systems are available either as stand-alone units or as modular systems designed to be integrated with manufacturers' material handling equipment.

 Integrated Laser Weld System (ILWS(TM) System)

  The Company's Integrated Laser Weld (ILW(TM)) system uses a laser to repair opens and shorts in AMLCD and passive LCD panels. The ILW(TM) can use defect files downloaded from the Company's IPT or FIS systems to automatically locate the defects in the panel so that the operator can decide whether or not to repair them. This capability saves operator time searching for the defects among the hundreds of thousands of pixels on a display. The ILW(TM) repairs shorts by cutting away excess material and opens by welding a new connection to a recovery ring. New model ILW(TM) systems shipped in 1996 featured unique BeamBlender(TM) laser technology. The feature allows manufacturers to blend two laser frequencies in certain ratios for cutting or welding new materials used in low-temperature polysilicon thin-film transistors.

INTELLECTUAL PROPERTY

  The Company has been issued over 21 U.S. patents with respect to its FPD test, inspection and repair technologies and has certain U.S. and foreign applications pending. The Company has a number of U.S. patents related to its Voltage Imaging(TM) technology and has applied for U.S., Japanese and Korean patents related to this technology as well as its N-Aliasing(TM) technology. No patents are scheduled to expire before 2010, subject to payment of applicable maintenance fees. In addition, Photon Dynamics and IHI have jointly filed patent applications in Japan relating to certain aspects of the IPT systems.

  The Company frequently reviews its inventions and attempts to determine which inventions will provide substantial differentiation between the Company's products and those of its competitors. In certain cases, the Company may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in the Company's manufacturing processes. The Company has entered into non-disclosure agreements to protect its proprietary technology with its employees and consultants, and in some instances with its suppliers, its customers and IHI. Because of rapid technological developments in the electronics and FPD industries and the broad and rapidly developing patent coverage in such industries, the patent position of any manufacturer, including the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents and is currently prosecuting additional patent applications, there can be no assurance that patents will issue from any pending applications or that claims allowed by any existing or future patents will issue from any pending applications or that claims allowed by any existing or future patents issued to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's results of operations or financial condition. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which also could result in substantial cost to the Company. See "Factors That May Affect Future Results."

RESEARCH AND DEVELOPMENT

  The market for FPD test, inspection and repair systems is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their product needs. Photon Dynamics' current research and development efforts are directed to increasing the performance of its flat panel inspection and test systems and expanding the application of its inspection systems for use in other related markets. Because the software incorporated by the Company into its products represents a significant portion of the value added by these products, over one-third of the Company's research and development personnel are focused on software development.

  The Company's research and development expenses were $4.0 million and $1.7 million in fiscal 1996 and fiscal 1995, respectively, or 16.1% and 9.1% of revenue, respectively. Research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts. In addition to research and development expenses incurred for product development, the Company spent $1.0 million in fiscal 1996 and $4.6 million in fiscal 1995 in performance of its obligations under development contracts.

  The Company has obtained substantial development funding from IHI with respect to the Company's IPT systems. IHI has provided funding for initial feasibility studies and development of the first prototypes of the IPT systems, and since 1990 IHI has provided to the Company in excess of $6.3 million in research and development funding with respect to the IPT systems. At present, the Company and IHI are parties to a development agreement pursuant to which IHI is providing up to $1.5 million to Photon Dynamics to fund continuing development and improvement of the IPT-MPS systems. Under these agreements IHI is granted certain licenses and joint ownership rights to the developed technology, which rights are consistent with IHI's manufacturing and sales rights under the Company's existing agreements with IHI.

  The Company has entered into contracts from the U.S. government and private companies including IHI, to develop products which Photon Dynamics is then able to sell with certain restrictions. Photon Dynamics generally owns all of the intellectual property developed under these contracts, although the Company has licensed certain rights to its IPT technology to the U.S. government which may transfer its license to a third party for use in products sold to U.S. customers in the event the Company becomes unable to delivery IPT systems to U.S. customers.

CUSTOMERS, SALES AND SERVICE

  The Company sells its products to leading FPD manufacturers worldwide. Sales to Sharp Corp. represented 5% and 25% of revenue in fiscal 1996 and fiscal 1995. Sales to LG Electronics, Inc represented 19% and 24% of revenue in fiscal 1996 and fiscal 1995. Overall, the Company's top six customers contributed 78% of revenue in fiscal 1996. International sales accounted for 88% and 63% of revenue in fiscal 1996 and 1995, respectively.

  Under its agreements with IHI, the Company has granted certain exclusive sales rights to IHI with respect to its IPT systems, including the IPT-MPS, for Japan, Korea and a number of other Asian countries. These exclusive rights continue until June 1997 and may be renewed by IHI and the Company for subsequent periods. In the event these exclusive sales and marketing rights of IHI are not renewed, IHI will retain a non-exclusive right to manufacture and sell IPT systems in the IHI territory. The sales and marketing provisions of the Company's relationship with IHI provide that IHI is entitled to sell IPT systems in Japan, Korea and the rest of the IHI territory and that the Company will assist IHI in a sales agent capacity in exchange for a commission. At present, IHI and Photon Dynamics share sales responsibility for Photon Dynamics manufactured IPT systems in Japan, and Photon Dynamics is directly selling all IPT systems outside Japan, which IHI has contractually agreed to allow Photon Dynamics to do through December 31, 1996. IHI performs all support and service for system units in Japan, while Photon Dynamics provides support and service in the balance of the IHI territory. To the extent IHI determines in the future to exercise fully its contractual rights to manufacture and sell these systems for the IHI territory, such action would reduce revenue of the Company attributable to these IHI manufactured IPT systems and may have an adverse effect on the Company's results of operations. In the event IHI should determine to reduce its internal budgets, staffing levels, research and development funding or other allocations of its resources for development, manufacture, sale and support of IPT systems in its territory, such action by IHI could have a material adverse effect on the Company's ability to compete in these markets and on the Company's results of operations.

  The Company primarily sells its products directly to end users, other than sales through IHI. Photon Dynamics believes that using a direct sales force provides it with a significant competitive advantage as well as control over pricing and customer satisfaction. In Taiwan, Photon Dynamics sells through a direct sales force supported by an independent sales representative. In the U.S., the Company sells direct. Sales in Europe are supported from the Company's U.S. offices.

  In the U.S., the Company maintains its sales and service office at its headquarters in San Jose, California. In Asia, the Company has subsidiaries in Tokyo, Japan and Seoul, Korea that provide direct sales and service support. The Asian sales and service operations are staffed by direct marketing, sales and service personnel located in Japan and Korea. In addition, in Japan the Company's IPT systems are serviced by IHI.

  The Company generally sells its products on net 30-day terms to its customers, with a small portion held back until final acceptance. However, a substantial portion of its customers, primarily foreign, remit payments on significantly longer terms. The Company generally warrants its products for a period of one year from acceptance by customers within 30 days of installation for material and labor to repair the product. Installation is generally included in the price of the product. The Company's field engineers provide customers with repair and maintenance services. Customers may enter into repair and maintenance service contracts covering the Company's products. The Company provides customer training for a fee to enable its customers to perform routine service and provides telephone consultation services generally free of charge. The Company does not consider its business to be seasonal in nature, but it may become cyclical with respect to the capital equipment procurement practices of major FPD manufacturers.

MANUFACTURING AND SUPPLIERS

  The Company's principal manufacturing activities take place in San Jose, California and consist primarily of assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into Photon Dynamics finished products. Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers, including Kodak Corporation and Anorad Corporation. The Company has not entered into any formal agreements with such suppliers, other than long term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's results of operations.

  The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. The Company generally expects to be able to accept a customer order, build the required machinery and ship to the customer within 16 weeks. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. The Company works in close collaboration with its employees, customers and suppliers and trains all of its employees in basic quality skills and regularly participates in quality sharing meetings with other equipment manufacturers and customer quality audits of procedures and personnel. The Company conducts final testing of its systems and assembles certain components under limited clean room conditions, but most manufacturing is done in standard manufacturing space. The Company believes that additional manufacturing space to respond to higher demand is therefore readily available.

  The Company has granted certain exclusive rights to IHI to manufacture IPT systems, including the IPT-MPS, for Japan, Korea and the rest of the IHI territory. Under the terms of the Company's agreements with IHI, Photon Dynamics retains the right to manufacture certain critical components for the IPT systems and to sell these components to IHI at prices that are established annually, and IHI has the right to manufacture and assemble the balance of the IPT systems to be sold in its territories. To date, IHI has allowed Photon Dynamics to manufacture all IPT systems for IHI, which has acted as a distributor in Japan and performed customization of the IPT systems for the Japanese market and its individual customers in that market. To the extent IHI determines in the future to exercise fully its contractual right to manufacture and sell these systems for the IHI territory, such action would reduce revenue of the Company attributable to these IHI manufactured IPT systems and may have a material adverse effect on the Company's results of operations.

BACKLOG

  As of September 30, 1996, the Company's backlog was approximately $4.9 million as compared to approximately $5.4 million as of September 30, 1995. In addition, approximately 82% of the Company's backlog at fiscal 1996 year-end was comprised of orders from three customers. The Company's backlog consists of those customer orders for which it has accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to delay or cancellation with limited or no penalty. Because of possible changes in product delivery schedules and cancellation of product orders, because orders received by the Company in any particular quarter may vary significantly and because the Company's sales will often reflect orders shipped in the same quarter they are received, the Company's backlog may vary significantly and at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

  The FPD equipment industry is highly competitive. The Company faces the prospect of substantial future competition from established companies, some of which are expected to be larger companies, or parts thereof, some of which are expected to have greater financial, engineering and manufacturing resources than the Company and some of which are expected to have larger service organizations and long-standing customer relationships with major FPD manufacturers. In the event that the Company's agreements with IHI are not extended in 1997, IHI may compete with the Company selling the Company's IPT systems in Japan, Korea and the rest of the IHI territory. The Company also expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, the Company's customers may choose to develop proprietary technology and FPD equipment which may obviate or lessen their need to purchase the Company's products. The Company's customers may also use multiple technologies and solutions, including competitors' products, to replicate the functionality of the Company's systems. Competitive pressures may necessitate price reductions which could adversely affect the Company's results of operations. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages.

EMPLOYEES

  As of September 30, 1996, the Company employed 104 persons, all full time. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to attract and retain such employees, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

FACTORS AFFECTING EARNINGS AND STOCK PRICE

  The statements contained in this report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-QSB, and annual reports to shareholders. Among the factors that could cause actual results to differ materially are the following risk factors:

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

DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS

  The markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new or recently introduced products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in the FPD industry. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations. The Company's future results of operations are highly dependent on the continuing market introduction, marketing and cost-effective manufacture of its In-Process Test Mass Production System (IPT-MPS), which first shipped in September 1995. The Company continues to perform research and development work with respect to the IPT-MPS system to attain additional throughput levels requested by the Company's customers and other performance parameters sought by manufacturers of active matrix liquid crystal displays ("AMLCDs") for their volume production environments. The Company has experienced delays in implementing the software necessary to achieve throughput rates. No assurance can be given that development efforts related to other performance parameters will be successful. The Company believes that future orders of IPT-MPS systems will be dependent on its ability to attain requested throughput levels and other performance parameters. The Company has experienced delays in obtaining final acceptance and final payment on some products. If products have performance, reliability or quality problems or shortcomings, then the Company may experience reduced orders, higher manufacturing costs, continued delays in collecting accounts receivable and additional warranty and service expenses which may have an adverse effect on the Company's results of operations. In addition, future growth in sales of the Company's products will depend upon the acceptance of the Company's IPT or FIS technologies by a broader group of customers, including additional international customers and FPD manufacturers who currently do not perform the type of FPD test or inspection offered by the Company's products or utilize alternative technologies for, or methods of, inspection, such as "open/short" testing and human visual inspection. Because of the large capital commitment involved in the construction and operation of an FPD manufacturing facility, the decision by an FPD manufacturer to purchase the Company's IPT or FIS systems involves a significant technological and financial commitment as compared to current alternatives such as human inspection and open/short testers. While the Company is actively promoting the acceptance of these technologies, there can be no assurance that the Company will be successful in obtaining broader acceptance of its IPT or FIS technologies. Failure to achieve broader acceptance would have an adverse effect on the Company's results of operations.

DEPENDENCE ON PRINCIPAL CUSTOMERS

  The FPD industry is extremely concentrated, with virtually all major FPD manufacturers and many of the Company's principal customers located in Asia. Although the composition of the Company's largest customers has changed from year to year, direct sales to the Company's top six in fiscal 1996 and top four in fiscal 1995 end user customers accounted for approximately 78% and 71%, respectively, of the Company's total revenue. The Company currently has no long-term purchase commitments with any of its customers and sales are generally made pursuant to purchase orders. All orders are subject to delay or cancellation with limited or no penalty. A reduction, delay, or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's results of operations.

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

INTERNATIONAL OPERATIONS

  Approximately 88% of the Company's total revenue for fiscal 1996 was attributable to sales outside the U.S. The Company expects that international sales will continue to represent a significant portion of its total sales. Sales to customers outside the U.S. are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. To the extent the Company's sales are denominated in foreign currency, the Company's revenue and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the U.S.

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

ITEM 2: DESCRIPTION OF PROPERTY.

  The Company's main headquarters, located in San Jose, California consists of a 50,000 square foot facility. The current monthly base rental under the lease for the facility is approximately $49,000. The lease expires in 2001. The Company also leases office space for its sales and service operations in Seoul, Korea and Tokyo, Japan.

ITEM 3: LEGAL PROCEEDINGS.

  The Company is not a party to any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1996.

                                    PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The information required by this Item is incorporated by reference from page 24 of the Company's 1996 Annual Report to Stockholders.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  The information required by this Item is incorporated by reference from pages 6-10 of the Company's 1996 Annual Report to Stockholders.

ITEM 7: FINANCIAL STATEMENTS.

  The information required by this Item is incorporated by reference from pages 11-22 of the Company's 1996 Annual Report to Stockholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 1997 Annual Meeting of Stockholders to be held February 12, 1997 and the information included therein is incorporated herein by reference.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the Heading "Management

ITEM 10: EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the Heading "Management

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the Heading "Security Ownership Of Certain Beneficial Owners And Management"

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the Heading "Certain Relationships And Related Transactions"

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Form 10-KSB Report:

      (1) Financial Statements

      (2) Exhibits: See index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed as incorporated by references as part of this report.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1996.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1932 as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHOTON DYNAMICS, INC.

Date: December 30, 1996                /s/ Vincent Sollitto
                                       ---------------------------------------
                                       Vincent Sollitto
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)

  KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS VINCENT F. SOLLITTO JR. AND HOWARD M. BAILEY, AND EACH OF THEM, ACTING INDIVIDUALLY, AS HIS OR HER ATTORNEY-IN-FACT, EACH WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM AND IN HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-KSB, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE IN CONNECTION THEREWITH AND ABOUT THE PREMISES, AS FULLY TO ALL INTENTS AND PURPOSES AS HE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, OR ANY OF THEM, OR THEIR OR HIS SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1932, THIS ANNUAL REPORT ON FORM 10-KSB HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

December 30, 1996  Chief Executive Officer and          /s/ Vincent Sollitto
                   Director (Principal Executive   _________________________________
                   Officer)                                 Vincent Sollitto



December 30, 1996  Chief Financial Officer and            /s/ Howard Bailey
                   Secretary (Principal Financial  _________________________________
                   and Accounting Officer)                   Howard Bailey



December 30, 1996  Chief Technical Officer,              /s/ Francois Henley
                   Director                        _________________________________
                                                            Francois Henley



December 30, 1996  Chairman of the Board                 /s/ E. Floyd Kvamme
                                                   _________________________________
                                                            E. Floyd Kvamme



December 30, 1996  Director                                 /s/ Barry Cox
                                                   _________________________________
                                                               Barry Cox



December 30, 1996  Director                                /s/ Michael Kim
                                                   _________________________________
                                                              Michael Kim



December 30, 1996  Director                          /s/ Dr. Malcolm J. Thompson
                                                   _________________________________
                                                        Dr. Malcolm J. Thompson



December 30, 1996  Director                               /s/ Steve Krausz
                                                   _________________________________
                                                              Steve Krausz

                               INDEX TO EXHIBITS

 NUMBER                           EXHIBIT                             REFERENCE
 ------                           -------                             ---------
 3.1    Form of Amended and Restated Articles of Incorporation of        A
        the Registrant.
 3.2    Bylaws of the Registrant and amendments thereto.                 A
 4.1    Reference is made to Exhibits 3.1 and 3.2.                       A
 10.1   First Amended and Restated Investor Rights Agreement             A
        between Registrant and the shareholders set forth therein
        dated May 11, 1994.
 l0.2   Fourth Amended Shareholders Agreement for Photon Dynamics,       A
        Inc. between the Registrant and the shareholders set forth therein dated May 11, 1994.
 10.3   Form of Indemnification Agreement between the Registrant         A
        and each of its executive officers and directors.
 10.4   1987 Stock Option Plan and Form of Stock Option Agreement.       A,B
 10.5   1995 Stock Option Plan and Forms of Stock Option                 A,B
        Agreements.
 10.6   1995 Employee Stock Purchase Plan.                               A,B
 10.7   Lease agreement between Berg & Berg Developers and Photon
        Dynamics, Inc. Dated August 6, 1996.
 10.8   Sales Agent Agreement between the Registrant, K.K. Photon        A
        Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd.
        dated June 1, 1992, the amendment thereto dated November
        17, 1993 and the modification agreement related thereto
        dated January 1, 1995.
 10.9   License Agreement between the Registrant and Ishikawajima-       A
        Harima Heavy Industries Co., Ltd. dated June 1, 1992 and
        the addendum thereto dated November 11, 1993.
 10.10  Commercialization Agreement between the Registrant and           A
        Ishikawaima-Harima Heavy Industries Co., Ltd. dated June 1,
        1992 and the amendment thereto dated November 17, 1993.
 10.11  Form of Agreements Regarding Change of Control between the       A,B
        Registrant and each of Francois J. Henley, Howard M.
        Bailey, Jeffrey Hawthome and Alan Nolet.
 10.12  Agreement Regarding Change of Control between the
        Registrant Donald Jerome dated July 1, 1996.
 10.13  Form of Amendment to First Amended and Restated Investor         A
        Rights Agreement.
 10.14  Agreement Regarding Change of Control between the
        Registrant and Vincent Sollitto dated July 1, 1996.
 11.1   Statement re: computation of earnings per share.
 13.1   Registrants Annual Report to Stockholders for the year
        ended September 30, 1996 (only such portions as necessary
        to satisfy Form 10-KSB requirements).
 2l.1   Subsidiaries of the Registrant.
 23.1   Consent of Ernst & Young LLP, Independent Auditors
 27.1   Financial Data Schedules
 Key to Exhibits:
 (A)    Incorporated by reference to Registrants' Registration
        Statement on Form SB-2 filed with the Securities and
        Exchange Commission on November 15, 1995
 (B)    Management contract or compensatory plan or arrangements
        required to filed as an exhibit to this report on Form 10-
        KSB pursuant to Item 13(a)
        of this report.