Form 10QSB
period 1996-12-31
PHOTON DYNAMICS INC
filed 1997-02-14
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of February 12, 1997 7,026,376 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

                         PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets - December 31, 1996
           and September 30, 1996.........................................    2

         Condensed Consolidated Statements of Operations - three
           months ended December 31, 1996 and 1995........................    3

         Condensed Consolidated Statements of Cash Flows - three months
           ended December 31, 1996 and 1995...............................    4

         Notes to Condensed Consolidated Financial Statements.............    5


ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    6

         Risk Factors.....................................................    8


                          PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................   13

ITEM 2.  Changes in Securities............................................   13

ITEM 3.  Defaults Upon Senior Securities..................................   13

ITEM 4.  Submission of Matters to a Vote of Security Holders..............   13

ITEM 5.  Other Information................................................   13

ITEM 6.  Exhibits and Reports on Form 8-K.................................   13

         Signatures.......................................................   14

                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                           DECEMBER 31,         SEPTEMBER 30,
                                                               1996                  1996
                                                           ------------         -------------
                      ASSETS
Current assets:
  Cash and cash equivalents..........................          $  7,023              $  5,108
  Short term investments.............................             2,538                 4,066
  Accounts receivable, net of allowance
   for doubtful accounts of $629,
   ($629 at September 30, 1996)......................             8,073                 8,652

  Inventories........................................             4,262                 4,125
  Prepaid expenses and other current assets..........               695                   518
                                                           ------------         -------------
Total current assets.................................            22,591                22,469

Property, equipment, and leasehold
  improvements, net..................................             2,294                 1,849

Other assets.........................................               575                   640
                                                           ------------         -------------
Total assets.........................................          $ 25,460              $ 24,958
                                                           ============         =============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................          $  2,696              $  2,743
  Accrued expenses and other liabilities.............             2,698                 2,067
  Customer deposits and deferred revenue.............               255                   353
  Current portion of long-term debt..................                10                    16
                                                           ------------         -------------
Total current liabilities............................             5,659                 5,179

Noncurrent portion of long-term debt.................                 8                     9

Commitments and contingencies

Shareholders' equity:
  Common stock.......................................            38,076                38,064
  Accumulated deficit................................           (18,149)              (18,201)
  Foreign currency translation adjustment and other..                 8                    (7)
  Notes receivable from shareholders.................              (142)                  (86)
                                                           ------------         -------------
Total shareholders' equity...........................            19,793                19,770
                                                           ------------         -------------
Total liabilities and shareholders' equity...........          $ 25,460              $ 24,958
                                                           ============         =============

See accompanying notes to condensed consolidated financial statements

Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             Photon Dynamics, Inc.

                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                    THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                   1996             1995
                                                  ------           ------

Revenue........................................   $6,246           $6,205
Cost of revenue................................    3,173            3,401
                                                  ------           ------
Gross margin...................................    3,073            2,804

Operating expenses:
  Research and development.....................    1,636              903
  Selling, general, and administrative.........    1,386            1,266
                                                  ------           ------
Total operating expenses.......................    3,022            2,169
                                                  ------           ------
Operating income...............................       51              635

Interest income................................      111               71
Interest expense and other.....................     (107)            (111)
                                                  ------           ------
Income before provision for income taxes.......       55              595

Provision for income taxes.....................        3               32
                                                  ------           ------
Net income.....................................   $   52           $  563
                                                  ------           ------

Net income per share...........................   $ 0.01           $ 0.09
                                                  ======           ======
Shares used in computing net income per share..    7,622            6,554
                                                  ======           ======

See accompanying notes to condensed consolidated financial statements

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                1996                1995
                                                               ------              ------
OPERATING ACTIVITIES
Net Income................................................      $   52               $   563
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization..........................         237                   128
   Changes in operating assets and liabilities:
     Accounts receivable..................................         579                   331
     Inventories..........................................        (137)                  628
     Prepaid expenses and other current assets............        (177)                 (234)
     Other assets.........................................          80                    44
     Accounts payable.....................................         (47)                   (7)
     Accrued expenses and other liabilities...............         631                   341
     Customer deposits and deferred revenue...............         (98)                 (367)
                                                                ------               -------
Net cash provided by operating activities.................       1,120                 1,427

INVESTING ACTIVITIES
Acquisition of property and equipment.....................        (682)                 (783)
Maturities of short term investments......................       1,528                     -
Acquisition of short term investments.....................           -                (1,697)
                                                                ------               -------
Net cash provided by/(used in) investing activities.......         846                (2,480)

FINANCING ACTIVITIES
Repayment of lines of credit..............................           -                (2,325)
Principal payments under capital leases...................          (7)                   (7)
Proceeds from issuance of common stock,
  net of issuance costs...................................          12                16,955
Issuance of note receivable from shareholders.............         (56)                    -
Payment of notes payable..................................           -                   (52)
Payment of other short-term debt..........................           -                   (71)
                                                                ------               -------
Net cash (used in)/provided by financing activities.......         (51)               14,500
                                                                ------               -------
Net increase in cash and cash equivalents.................       1,915                13,447
Cash and cash equivalents at beginning of period..........       5,108                   298
                                                                ------               -------
Cash and cash equivalents at end of period................      $7,023               $13,745
                                                                ======               =======

See accompanying notes to condensed consolidated financial statements

                              PHOTON DYNAMICS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Statements
          ----------------------------

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.


2.   INVENTORIES

          Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.


                                    December 31,       September 30,
                                       1996                1996
                                    ------------       ------------
        Raw materials                   $1,665               $1,970
        Work-in-process                  1,923                1,247
        Finished goods                     674                  908
                                    ------------       ------------
                                        $4,262               $4,125
                                    ==========         ============

                              PHOTON DYNAMICS, INC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1996.

RESULTS OF OPERATIONS

    Revenue.  Revenue increased marginally to $6.25 million in the first
    -------
quarter of fiscal 1997 from $6.21 million in the first quarter of fiscal 1996. Revenue includes a $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea. Overall product mix was similar between the first quarter of fiscal 1997 and fiscal 1996. Revenue from development contracts decreased to $150,000 in the first quarter of fiscal 1997 from $761,000 in the first quarter of fiscal 1996. The decrease in development revenue was due to the completion of a development contract with a government agency in the first quarter of fiscal 1996.

    Gross Margin.  Gross margin as a percent of revenue increased to 49% in the
    ------------
first quarter of fiscal 1997 from 45% in the first quarter of fiscal 1996. This increase in gross margins was due to the relative decrease in development contract revenue, with associated lower gross margins, as a percentage of total revenue. Gross margins improved due to the initial fee paid by a value added reseller (see above), offset by higher overhead related to investments in infrastructure including customer service. Overall product gross margins will fluctuate on a quarterly basis as the Company's product mix fluctuates.

    Research and Development.  The Company increased its research and
    ------------------------
development expenses on an absolute dollar basis to $1.6 million in the first quarter of fiscal 1997, or 26% of revenue, from $903,000 in the first quarter of fiscal 1996, or 15% of revenue. In addition to these research and development expenses incurred for product development, the Company spent $590,000 in the first quarter of fiscal 1996 in performance of its obligations under third party development contracts, as compared with no expenditure in the first quarter of fiscal 1997. The combination of research and development expenses and costs incurred on development contracts was $1.5 million or 24% of revenue in the first quarter of fiscal 1996. The increase of combined research and development spending reflects the increased costs of hiring and retaining experienced engineers to increase the level of new product development. The Company does not expect that these combined product development expenses will decline in absolute dollar amounts in the remainder of fiscal 1997.

    Selling, General and Administrative.  Selling, general and administrative
    -----------------------------------
expenses in the first quarter of fiscal 1997 increased to $1.4 million, or 22% of revenue, from the first quarter of fiscal 1996 level of $1.3 million, or 20% of revenue. The increase reflects an overall increase in product related revenue and the associated incremental selling costs as well as the
administration costs associated with being a public company.   Selling, general
and administrative expenses may increase in absolute dollar amounts in fiscal 1997 and in future periods depending on factors including the level of the Company's revenue and other operations. Selling expenses may also fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures.

    Interest income/expense. Interest income in the first quarter of fiscal 1997
    -----------------------
increased to $111,000 from the first quarter of fiscal 1996 level of $71,000 as a result of interest received on the proceeds from the Company's Initial Public Offering ("IPO") in November 1995.

    Provision for Income Taxes.  The Company's effective tax rate for the three
    --------------------------
months ended December 31, 1996 and December 31, 1995 was 5%. This is lower than the statutory rate of 34% due to the utilization of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company had working capital of $16.9 million of which $7.0 million was cash or cash equivalents.

    Cash provided by operating activities was $1.1 million for the three months ended December 31, 1996. Working capital items that significantly impacted cash balances in the quarter were accounts receivable and accruals. The Company's accounts receivable balance decreased $579,000 to $8.1 million. The Company's credit terms to customers typically have a small portion of the payment extended for a period of months after shipment. During the quarter ended December 31, 1996, the Company collected some older extended receivables resulting in a lower account receivable balance. Accruals increased by $631,000 due to the timing of compensation related and external commission payments.

    In the first quarter of fiscal 1997 the Company relocated to a new facility and as a result spent $682,000 on capital additions which related primarily to leasehold improvements for the new facility. The Company also retired $1.2 million in fully depreciated assets related to the previous facility.

    The Company believes that cash and cash equivalents and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for the next 12 months. As of December 31, 1996, the Company had no material outstanding commitments to purchase or lease capital equipment.

    The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt could result in additional dilution to the Company's shareholders.

OTHER FACTORS AFFECTING COMPANY RESULTS

    The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1,500,000. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter, due, for example, to unanticipated shipment reschedulings or cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD ( "Flat Panel Display") market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter.

                                  RISK FACTORS

FACTORS AFFECTING EARNINGS AND STOCK PRICE

    The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-KSB, and annual reports to shareholders. Among the factors that could cause actual results to differ materially are the following risk factors:

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

                           PART II: OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

          None.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

          None.

ITEM 5.  OTHER INFORMATION
--------------------------

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)         EXHIBITS

                     11.1 Statement Re Computation of Per Share Earnings
                     27   Financial Data Schedule

         (b)         REPORTS ON FORMS 8-K

                     None.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PHOTON DYNAMICS, INC.
                                              (Registrant)



Date: February 14, 1997                  /s/ Vincent Sollitto
                                         ------------------------------------
                                         Vincent Sollitto
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)




                                         /s/ Howard Bailey
Date: February 14, 1997                  ------------------------------------
                                         Howard Bailey
                                         Chief Financial Officer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)