Form 10QSB
period 1997-03-31
PHOTON DYNAMICS INC
filed 1997-05-15
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

As of May 14, 1997 7,082,696 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS

                                     PART I: FINANCIAL INFORMATION                               PAGE
                                                                                                 ----
ITEM 1.    Financial Statements (unaudited)
           Condensed Consolidated  Balance Sheets - March 31, 1997 and September 30, 1996....      2
           Condensed Consolidated Statements of Operations - three and six months ended
                March 31, 1997 and 1996......................................................      3
           Condensed Consolidated Statements of Cash Flows - six months ended March 31, 1997
                and 1996.....................................................................      4
           Notes to Condensed Consolidated Financial Statements..............................      5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations...................................................................      6

OTHER      Risk Factors......................................................................      8

                                       PART II: OTHER INFORMATION

ITEM 1.    Legal Proceedings.................................................................     13
ITEM 2.    Changes in Securities.............................................................     13
ITEM 3.    Defaults Upon Senior Securities...................................................     13
ITEM 4.    Submission of Matters to a Vote of Security Holders...............................     13
ITEM 5.    Other Information.................................................................     14
ITEM 6.    Exhibits and Reports on Form 8-K..................................................     14

           Signatures........................................................................     15


                              Photon Dynamics, Inc.

                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                             March 31,          September 30,
                                                                               1997                  1996
                                                                          --------------        --------------

                                ASSETS
Current assets:
   Cash and cash equivalents                                              $        2,014        $        5,108
   Short term investments                                                          4,203                 4,066
   Accounts receivable, net of allowance for doubtful accounts
     of $629 ($629 at September 30, 1996)                                          8,574                 8,652
   Inventories                                                                     4,914                 4,125
   Prepaid expenses and other current assets                                         347                   518
                                                                          --------------        --------------
Total current assets                                                              20,052                22,469

Property, equipment, and leasehold improvements, net                               2,814                 1,849

Other assets                                                                         827                   640
                                                                          --------------        --------------
Total assets                                                              $       23,693        $       24,958
                                                                          ==============        ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $        2,178        $        2,743
   Accrued expenses and other liabilities                                          2,304                 2,067
   Customer deposits and deferred revenue                                             87                   353
   Current portion of long-term debt                                                   6                    16
                                                                          --------------        --------------
Total current liabilities                                                          4,575                 5,179

Noncurrent portion of long-term debt                                                   8                     9
Commitments and contingencies

Shareholders' equity:
   Common stock                                                                   38,372                38,064
   Accumulated deficit                                                           (19,122)              (18,201)
   Foreign currency translation adjustment and other                                 (14)                   (7)
   Notes receivable from shareholders                                               (126)                  (86)
                                                                          --------------        --------------
Total shareholders' equity                                                        19,110                19,770
                                                                          --------------        --------------
Total liabilities and shareholders' equity                                $       23,693        $       24,958
                                                                          ==============        ==============

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

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        MARCH 31,                     MARCH 31,
                                                     --------------------      ---------------------
                                                      1997          1996         1997         1996
                                                     ------       -------      --------     --------
Revenue:
   Product revenue                                   $5,085       $ 5,828      $ 10,181     $ 11,272
   Non product revenue                                    -           480         1,150        1,241
                                                     ------       -------      --------     --------
                                                      5,085         6,308        11,331       12,513

Cost of revenue:
   Product revenue                                    2,814         3,007         5,987        5,818
   Non product revenue                                    -           326             -          916
                                                     ------       -------      --------     --------
                                                      2,814         3,333         5,987        6,734
                                                     ------       -------      --------     --------
Gross margin                                          2,271         2,975         5,344        5,779

Operating expenses:
   Research and development                           1,852           975         3,488        1,878
   Selling, general, and administrative               1,466         1,378         2,852        2,644
                                                     ------       -------      --------     --------
Total operating expenses                              3,318         2,353         6,340        4,522
                                                     ------       -------      --------     --------
Operating income (loss)                              (1,047)          622          (996)       1,257

Interest income                                          98           234           209          305
Interest expense and other                              (24)          (60)         (131)        (171)
                                                     ------       -------      --------     --------
Income (loss) before provision for income taxes        (973)          796          (918)       1,391

Provision for income taxes                                -            45             3           77
                                                     ------       -------      --------     --------
Net income (loss)                                    $ (973)      $   751      $   (921)    $  1,314
                                                     ======       =======      ========     ========

Net income (loss) per share:                         $(0.14)      $  0.10      $  (0.13)     $  0.18
                                                     ======       =======      ========     ========
Shares used in computing net income (loss) per
share                                                 7,034         7,674         6,995        7,114
                                                     ======       =======      ========     ========

See accompanying notes to condensed consolidated financial statements

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                              SIX MONTHS ENDED MARCH 31,
                                                                             1997                   1996
                                                                          --------------        --------------
OPERATING ACTIVITIES
Net Income (loss)                                                         $         (921)       $        1,314
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                    525                   332
    Changes in operating assets and liabilities:
      Accounts receivable                                                             78                (1,720)
      Inventories                                                                   (789)                  649
      Prepaid expenses and other current assets                                      171                   (20)
      Other assets                                                                  (194)                   53
      Accounts payable                                                              (565)                  (48)
      Accrued expenses and other liabilities                                         237                   406
      Customer deposits and deferred revenue                                        (266)               (1,094)
                                                                          --------------        --------------
Net cash used in operating activities                                             (1,724)                 (128)

INVESTING ACTIVITIES
Acquisition of property and equipment                                             (1,490)               (1,007)
Maturities of short term investments                                               2,608                     -
Acquisition of short term investments                                             (2,745)               (5,547)
                                                                          --------------        --------------
Net cash used in investing activities                                             (1,627)               (6,554)

FINANCING ACTIVITIES
Repayment of lines of credit                                                           -                (2,325)
Principal payments under capital leases                                              (11)                  (16)
Proceeds from issuance of common stock, net of issuance costs                        308                16,934
Issuance of note receivable from shareholders                                        (56)                    -
Payment of note receivable from shareholders                                          16                     -
Payment of notes payable                                                               -                  (227)
                                                                          --------------        --------------
Net cash provided by financing activities                                            257                14,366
                                                                          --------------        --------------

Net increase (decrease) in cash and cash equivalents                              (3,094)                7,684
Cash and cash equivalents at beginning of period                                   5,108                   298
                                                                          --------------        --------------
Cash and cash equivalents at end of period                                $        2,014        $        7,982
                                                                          ==============        ==============

See accompanying notes to condensed consolidated financial statements

                             PHOTON DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Statements
         ----------------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1996, included in the Company's Annual Report on Form 10-KSB


2.       INVENTORIES

         Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

           (In thousands)              March 31, 1997         September 30, 1996
                                       --------------         ------------------
           Raw Materials                 $      1,422          $          1,970
           Work-in-process                      2,514                     1,247
           Finished goods                         978                       908
                                         ------------           ---------------
                                         $      4,914           $         4,125
                                         ============           ===============

3.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, as presented by the Company ("primary"), the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and six months ended March 31, 1996 of $0.01 and $0.03, respectively. There is no impact for the three and six months ended March 31, 1997 as the Company had a loss. The impact of Statement 128 on the calculation of fully diluted earnings per share, which has not been materially different than primary earnings per share, for these periods is not expected to be material.

                             PHOTON DYNAMICS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1996. Except for the historical information contained herein, the following discussion contains forward looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the heading "Risk Factors" those discussed in this section, and those discussed in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

    Results of Operations
    ---------------------

    Revenue. Total revenues for the second quarter of fiscal 1997 decreased 19% to $5.1 million from $6.3 million in the second quarter of fiscal 1996. Total revenues for the first six months of fiscal 1997 were $11.3 million, a decrease of 9% from $12.5 million in the comparable period of 1996. Product sales decreased 13% to $5.1 million in the second quarter of fiscal 1997 from $5.8 million in the second quarter of fiscal 1996. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue. The Company also has relatively few customers and so the timing of the construction of new facilities by customers will also impact quarterly results.

    Non product revenue decreased to zero in the second quarter of fiscal 1997 from $480,000 in the first quarter of fiscal 1996. The decrease was due to the ending of development contracts which the Company had with various third parties. Non product revenue for the first six months of fiscal 1997 includes a $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea.

    Gross Margin.  Gross margins on product revenue as a percent of revenue were
    ------------
45% and 41%, for the three and six month periods ended March 31, 1997, respectively, compared to 48% for both of the same periods of the prior fiscal year. The decrease in margins was the result of investments in infrastructure in the first six months of fiscal 1997 as well as operating at less than full capacity.

    Research and Development. The Company increased its research and development
    ------------------------
to $1.9 million in the second quarter of fiscal 1997, or 36% of revenue, from $1.0 million in the second quarter of fiscal 1996, or 16% of revenue. Research and development expenses for the first six months of fiscal 1997 were $3.5 million, an increase from $1.9 million in the comparable period of 1996, 31% and 15% of revenue respectively. The increase of combined research and development spending reflects the increased costs of hiring and retaining experienced engineers to increase the level of new product development. The Company does not expect that product development expenses will decline in absolute dollar amounts in the remainder of fiscal 1997.

    Selling, General and Administrative.  Selling, general and administrative
    -----------------------------------
expenses in the second quarter of fiscal 1997 increased to $1.5 million, from $1.4 million in the second quarter of fiscal 1996, 29% and 22% of revenue, respectively. Total selling, general and administrative expenses for the first six months of fiscal 1997 were $2.9 million, an increase from $2.6 million in the comparable period of fiscal 1996, representing 25% and 21% of revenue respectively. The increase reflects the costs of establishing a Korean subsidiary as well as an overall increase in sales efforts to take advantage of potential opportunities in the coming year. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1997 and in future periods depending on factors including the level of the Company's revenue and other operations. Selling expenses may also fluctuate based on the Company's product and territory sales mix, due to different sales channels and associated cost structures.

    Interest income/expense and other.  Interest income in the second quarter of
    ---------------------------------
fiscal 1997 decreased to $98,000 from $234,000 in the second quarter of fiscal 1996. The decrease was the result of lower cash and investment balances in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996.

    Provision for Income Tax. The Company's effective tax rate for the three and
    ------------------------
six months ended March 31, 1997 is lower than the statutory rate of 34% due to the utilization of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its growth primarily from a combination of amounts raised in equity financings, loans, lines of credit from a bank and cash flows from operations. As of March 31, 1997, the Company had working capital of $15.5 million of which $6.2 million was cash or cash equivalents and short term investments.

    Cash used in operating activities was $1.7 million for the six months ended March 31, 1997. Cash was primarily used to finance the net loss as well as increase inventories as the Company prepares to ramp up production.

    Capital expenditures during the first six months of fiscal 1997 were $1.5 million compared to $1.0 million in the first six months of fiscal 1996. In the first quarter of fiscal 1997, the Company relocated to a new facility and as a result spent $682,000 on capital additions which related primarily to leasehold improvements for the new facility. The Company also retired $1.2 million in fully depreciated assets related to the previous facility.

    The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financing to fund such activities, although no such financings are currently planned. The sale of additional equity or convertible debt could result in additional dilution to the Company's shareholders.


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

RELATIONSHIP WITH IHI

    The Company has granted certain exclusive manufacturing and sales rights to Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI") with respect to its IPT systems, including the IPT-MPS, for Japan, Korea, a number of other Asian countries, Saudi Arabia, Australia, New Zealand, India and Sri Lanka. Under the terms of this relationship the Company reserves the rights to manufacture certain critical components and to sell the components to IHI for inclusion in IPT systems to be sold by IHI in its territory. The agreements between IHI and the Company further provide for the Company to assist IHI in its sales efforts in these countries in exchange for a commission. This relationship continues on an exclusive basis for the IHI territory until June 1997, and, if such exclusivity is not renewed, IHI will have non-exclusive manufacturing and sales rights in its territory in periods thereafter. In exchange for these rights, IHI has provided and continues to provide significant funding for development of the IPT systems, which funding substantially enhanced the Company's ability to complete development of these systems in a timely fashion. To date, IHI has allowed Photon to manufacture all IPT systems sold by IHI in the IHI territory, and the Company expects that many, if not all, of the IPT systems that will be sold in IHI's territory will be manufactured by the Company. At present, IHI and Photon share sales responsibility for Photon manufactured IPT systems in Japan, and IHI has agreed to allow Photon to sell directly all IPT systems outside Japan through June 1,, 1997. IHI performs all support and service for system units in Japan, while Photon provides support and service in the balance of the IHI territory. To the extent IHI determines in the future to exercise fully its contractual rights to manufacture and sell these systems in the IHI territory, such action would reduce revenue of the Company attributable to these IHI manufactured IPT systems and may have a material adverse effect on the Company's results of operations. Given the concentration of FPD manufacturers in the IHI territory, the Company is highly dependent on IHI and the success of the Company's relationship with IHI to market and sell the IPT systems, including the IPT-MPS, in these critical markets. In the event IHI should determine to reduce its internal budgets, staffing levels, research and development funding or other allocations of its resources for the development, manufacture, sale and support of IPT systems in its territory, such action by IHI could have a material adverse effect on the Company's ability to compete in these markets and on the Company's results of operations. While the Company believes that both it and IHI have obtained significant mutual benefit from their continuing relationship, no assurance can be given that the IHI relationship will continue to provide such benefits to the Company or that the Company's results of operations will not be adversely impacted in the future based on its dependency on IHI for the manufacture, sales and support of IPT systems in Japan and other important Asian markets in the IHI territory.

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

                          PART II: OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 2.  CHANGES IN SECURITIES

              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 17, 1997. Matters voted upon at the meeting included:

    1)  Election of directors (listed below)

    The following directors were elected to hold office until the next Annual Meeting of Shareholders of the Company:

      Director                                    For            Withheld
      --------                                    ---            --------
      Floyd Kvamme......................          6,036,703          91,596
      Vincent Sollitto..................          6,036,560          91,739
      Francois Henley...................          6,036,560          91,739
      Barry Cox.........................          5,983,062         145,237
      Michael Kim.......................          5,488,003         640,296
      Steven Krausz.....................          6,032,203          96,096
      Malcolm Thompson..................          6,103,428          24,871



     2) Approval of an increase in shares reserved for issuance under the 1995 Stock Option Plan by 510,943 from 300,000 shares to 810,943

          For...............................          3,914,361
          Against...........................            345,915
          Abstained.........................             18,828
          No Vote...........................          1,849,195

    3) Approval of an amendment to the 1995 Stock Option Plan to increase the maximum number of shares with respect to which options may be granted to any individual per calendar year by 150,000 shares from 100,000 to 250,000 shares.


          For..............................           5,543,698
          Against..........................             216,486
          Abstained.........................             56,478
          No Vote...........................            311,637

    4) Approval of the appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending September 30, 1997.

          For..............................           5,975,862
          Against..........................             142,092
          Abstained.........................             10,345
          No Vote...........................                  0



ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          11.1   Statement Re: Computation of Per Share Earnings
          27     Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          None.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PHOTON DYNAMICS, INC.
                                                      (Registrant)



Date: May 14, 1997                     /s/ Vincent Sollitto
                                       ----------------------------------------
                                       Vincent Sollitto
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)





Date: May 14, 1997                     /s/ Howard Bailey
                                       -----------------------------------------
                                       Howard Bailey
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)