Form 10QSB
period 1997-06-30
PHOTON DYNAMICS INC
filed 1997-08-14
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997


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

As of August 12, 1997 7,090,473 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS

                         PART I: FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

ITEM 1.  Financial Statements (unaudited)

         Condensed Consolidated  Balance Sheets -
          June 30, 1997 and September 30, 1996.............................  3

         Condensed Consolidated Statements of
          Operations - three and nine months ended
          June 30, 1997 and 1996...........................................  4

         Condensed Consolidated Statements of Cash
          Flows - nine months ended June 30, 1997 and 1996.................  5

         Notes to Condensed Consolidated Financial Statements..............  6

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................  7


OTHER    Risk Factors......................................................  9

                          PART II: OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................. 14
ITEM 2.  Changes in Securities............................................. 14
ITEM 3.  Defaults Upon Senior Securities................................... 14
ITEM 4.  Submission of Matters to a Vote of Security Holders............... 14
ITEM 5.  Other Information................................................. 14
ITEM 6.  Exhibits and Reports on Form 8-K.................................. 14

         Signatures........................................................ 15


                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                          JUNE 30, 1997   SEPTEMBER 30, 1996
                                          -------------   ------------------
                 ASSETS
Current assets:
 Cash and cash equivalents                     $  5,366             $  5,108
 Short term investments                               -                4,066
 Accounts receivable, net of allowance
  for doubtful accounts of $741
  ($629 at September 30, 1996)                   10,517                8,652
 Inventories                                      4,899                4,125
 Prepaid expenses and other current assets          446                  518
                                               --------             --------
Total current assets                             21,228               22,469

Property, equipment, and leasehold
 improvements, net                                2,300                1,849

Other assets                                        790                  640
                                               --------             --------
Total assets                                   $ 24,318             $ 24,958
                                               ========             ========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $  1,820             $  2,743
 Accrued expenses and other liabilities           2,703                2,067
 Customer deposits and deferred revenue              97                  353
 Line of credit                                     500                    -
 Current portion of long-term debt                    3                   16
                                               --------             --------
Total current liabilities                         5,123                5,179

Noncurrent portion of long-term debt                  7                    9
Commitments and contingencies

Shareholders' equity:
 Common stock                                    38,405               38,064
 Accumulated deficit                            (19,095)             (18,201)
 Foreign currency translation adjustment
  and other                                          (1)                  (7)
 Notes receivable from shareholders                (121)                 (86)
                                               --------             --------
Total shareholders' equity                       19,188               19,770
                                               --------             --------
Total liabilities and shareholders'
 equity                                        $ 24,318             $ 24,958
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

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                               ---------------------   --------------------
                                                 1997        1996        1997        1996
                                               ---------   ---------   --------   ---------
Revenue:
 Product revenue                                $6,821        $7,609    $17,002    $18,881
 Non product revenue                                 -           100      1,150      1,341
                                                ------        ------    -------    -------
                                                 6,821         7,709     18,152     20,222
Cost of revenue:
 Product revenue                                 3,455         4,064      9,442      9,883
 Non product revenue                                 -            46          -        962
                                                ------        ------    -------    -------
                                                 3,455         4,110      9,442     10,845
                                                ------        ------    -------    -------
Gross margin                                     3,366         3,599      8,710      9,377

Operating expenses:
 Research and development                        2,199         1,027      5,687      2,905
 Selling, general, and administrative            1,291         1,809      4,143      4,452
                                                ------        ------    -------    -------
Total operating expenses                         3,490         2,836      9,830      7,357
                                                ------        ------    -------    -------
Operating income (loss)                           (124)          763     (1,120)     2,020

Interest income                                     76           179        285        484
Interest expense and other                          92           (73)       (39)      (244)
                                                ------        ------    -------    -------
Income (loss) before provision for
 income taxes                                       44           869       (874)     2,260

Provision for income taxes                          17            44         20        121
                                                ------        ------    -------    -------
Net income (loss)                               $   27        $  825    $  (894)   $ 2,139
                                                ======        ======    =======    =======
Net income (loss) per share:                    $ 0.00        $ 0.11    $ (0.13)   $  0.29
                                                ======        ======    =======    =======
Shares used in computing net income
 (loss) per share                                7,571         7,717      7,016      7,315
                                                ======        ======    =======    =======

See accompanying notes to condensed consolidated financial statements

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                          NINE MONTHS ENDED JUNE 30,
                                              1997          1996
                                          -----------   ------------
OPERATING ACTIVITIES
Net Income (loss)                             $  (894)      $ 2,139
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
 Depreciation and amortization                    849           506
 Changes in operating assets and
  liabilities:
   Accounts receivable                         (1,865)       (5,221)
   Inventories                                   (774)          240
   Prepaid expenses and other current
    assets                                         72          (112)
   Other assets                                  (144)           58
   Accounts payable                              (923)          412
   Accrued expenses and other
    liabilities                                   636           715
   Customer deposits and deferred
    revenue                                      (256)       (1,035)
                                              -------       -------
Net cash used in operating activities          (3,299)       (2,298)

INVESTING ACTIVITIES
Acquisition of property and equipment          (1,753)       (1,109)
Disposal of property and equipment                453             -
Maturities of short term investments            6,811        (9,547)
Acquisition of short term investments          (2,745)        4,540
                                              -------       -------
Net cash (used in) provided by
 investing activities                           2,766        (6,116)

FINANCING ACTIVITIES
Borrowings/(repayment) under line of
 credit                                           500        (2,325)
Principal payments under capital leases           (15)          (22)
Proceeds from issuance of common stock,
 net of issuance costs                            341        17,020
Issuance of note receivable from
 shareholders                                     (56)            -
Payment of note receivable from
 shareholders                                      21             -
Payment of notes payable                            -          (304)
                                              -------       -------
Net cash provided by financing
 activities                                       791        14,369

Net increase in cash and cash
 equivalents                                      258         5,955
Cash and cash equivalents at beginning
 of period                                      5,108           298
                                              -------       -------
Cash and cash equivalents at end of
 period                                       $ 5,366       $ 6,253
                                              =======       =======

See accompanying notes to condensed consolidated financial statements

                             PHOTON DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1996, included in the Company's Annual Report on Form 10-KSB


2.    INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

        (In thousands)     June 30, 1997  September 30, 1996
                           -------------  ------------------
        Raw Materials           $1,397              $1,970
        Work-in-process          2,672               1,247
        Finished goods             830                 908
                                ------              ------
                                $4,899              $4,125
                                ======              ======


3.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, The Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, as presented by the Company ("primary"), the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and nine months ended June 30, 1996 of $0.01 and $0.04, respectively. There is no material impact for the three and nine months ended June 30, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share, which has not been materially different than primary earnings per share, for these periods is not expected to be material.

                             PHOTON DYNAMICS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1996. Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the heading "Risk Factors", those discussed in this section, and those discussed in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996.

  Results of Operations

  Revenue. Total revenues for the third quarter of fiscal 1997 decreased 12% to $6.8 million from $7.7 million in the third quarter of fiscal 1996. Total revenues for the first nine months of fiscal 1997 was $18.2 million, a decrease of 10% from $20.2 million in the comparable period of 1996. Product revenue decreased 10% to $6.8 million in the third quarter of fiscal 1997 from $7.6 million in the third quarter of fiscal 1996. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue. The Company is also in the process of announcing and shipping new products which have significantly improved throughput and testing specifications, decreasing demand for the Company's existing systems.

  Non product revenue decreased to zero in the third quarter of fiscal 1997 from $100,000 in the third quarter of fiscal 1996. The decrease was due to the ending of development contracts which the Company had with various third parties. Non product revenue for the first nine months of fiscal 1997 includes a $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea.

  The Company has also entered into a new memorandum of understanding with Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), under which it is intended that IHI will sell and service all three of the Company's product lines in Japan. Previously the Company marketed its FIS and ILW systems directly
through its subsidiary, KKPD.    In the quarter ended June 30, 1997 the Company
shipped its first FIS and ILW systems to IHI. The final agreement is expected to be signed during the next six months.

  Gross Margin. Gross margins on product revenue as a percent of revenue were 49% and 44%, for the three and nine month periods ended June 30, 1997, respectively, compared to 47% and 48% for the comparable periods of the prior fiscal year. The increase in margins in the third quarter of fiscal 1997 was primarily due to the shipment of a new product with associated higher margins as well as a more favorable product mix.

  Research and Development. The Company increased its research and development spending to $2.2 million in the third quarter of fiscal 1997, or 32% of revenue, from $1.0 million in the third quarter of fiscal 1996, or 13% of revenue. Research and development expenses for the first nine months of fiscal 1997 were $5.7 million, an increase from $2.9 million in the comparable period of 1996, 31% and 14% of revenue respectively. The increase of combined research and development spending primarily reflects the increased costs of hiring and retaining experienced engineers to increase the level of new product development. The Company does not expect that product development expenses will decline in absolute dollar amounts during the remainder of fiscal 1997.

  Selling, General and Administrative. Selling, general and administrative expenses in the third quarter of fiscal 1997 decreased to $1.3 million, from $1.8 million in the third quarter of fiscal 1996, 19% and 23% of revenue, respectively. Total selling, general and administrative expenses for the first nine months of fiscal 1997 were $4.1 million, a decrease from $4.5 million in the comparable period of fiscal 1996, representing 23% and 22% of revenue,
respectively.   Selling expenses typically fluctuate based on the Company's product and territory sales mix, due to different sales channels and associated cost structures. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1997 and in future periods depending on factors including the level of the Company's revenue and other operations.

  Interest income/expense and other. Interest income in the third quarter of fiscal 1997 decreased to $76,000 from $179,000 in the third quarter of fiscal 1996. The decrease was the result of lower cash and investment balances in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Interest expense and other for the three and nine months ended June 30, 1997 includes a $95,000 foreign exchange gain.

  Provision for Income Tax. The Company's effective tax rate for the three and nine months ended June 30, 1997 is lower than the statutory rate of 34% due to the utilization of loss carryforwards and foreign income tax charges.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily from a combination of amounts raised in equity financings, loans, lines of credit from a bank and cash flows from operations. As of June 30, 1997, the Company had working capital of $16.1 million of which $5.4 million was cash or cash equivalents and short term investments.

  Cash used in operating activities was $3.3 million for the nine months ended June 30, 1997. Cash was primarily used to finance the net loss, an increase in accounts receivable and other working capital requirements. The Company's credit terms to customers typically have a portion of the payment extended for a period of months after shipment, this combined with the growth in product sales in the third quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996, and the near quarter end timing of such product shipments result in a larger accounts receivable balance. The Company also has entered into a $7.5 million line of credit with Bank of the West, under which there was $500,000 outstanding at June 30, 1997. Borrowings under this line of credit bear interest at the prime rate. The line of credit is secured by the Company's trade receivables and contains certain financial and other covenants.

  Capital expenditures during the first nine months of fiscal 1997 were $1.8 million compared to $1.1 million in the first nine months of fiscal 1996. In the first quarter of fiscal 1997, the Company relocated to a new facility and as a result spent $682,000 on capital additions which related primarily to leasehold improvements for the new facility. The Company also retired $1.2 million in fully depreciated assets related to the previous facility.

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

                                  RISK FACTORS

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

DEPENDENCE ON PRINCIPAL CUSTOMERS

  The FPD industry is extremely concentrated, with virtually all major FPD manufacturers and many of the Company's principal customers located in Asia. Although the composition of the Company's largest customers has changed from year to year, direct sales to the Company's top nine in fiscal 1996 and top four in fiscal 1995 end user customers accounted for approximately 78% and 71%, respectively, of the Company's total revenue. The Company currently has no long-term purchase commitments with any of its customers and sales are generally made pursuant to purchase orders. All orders are subject to delay or cancellation with limited or no penalty. A reduction, delay, or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON SINGLE OR LIMITED SUPPLIERS

  Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high speed image processing systems and ultra-high resolution cameras used in its products from single source suppliers, including Kodak Corporation. The Company has not entered into any formal agreements with such suppliers, other than long term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's results of operations.

RELATIONSHIP WITH IHI

  The Company's existing relationship with IHI expired June 1, 1997. Under that arrangement IHI will retain certain manufacturing and sales rights with respect to the IPT systems, including the IPT-MPS, for Japan, Korea, and a number of other Asian countries. Under the terms of this relationship the Company reserves the rights to manufacture certain critical components and to sell the components to IHI for inclusion in IPT systems to be sold by IHI in its territory. To the extent IHI determines in the future to exercise fully its contractual rights to manufacture and sell these systems in the IHI territory, such action would reduce revenue of the Company attributable to these IHI manufactured IPT systems and may have a material adverse effect on the Company's results of operations. Given the concentration of FPD manufacturers in the IHI territory, the Company is highly dependent on IHI and the success of the Company's relationship with IHI to market and sell the IPT systems, including the IPT-MPS, in these critical markets. In the event IHI should determine to reduce its internal budgets, staffing levels, research and development funding or other allocations of its resources for the development, manufacture, sale and support of IPT systems in its territory, such action by IHI could have a material adverse effect on the Company's ability to compete in these markets and on the Company's results of operations. While the Company believes that both it and IHI have obtained significant mutual benefit from their continuing relationship, no assurance can be given that the IHI relationship will continue to provide such benefits to the Company or that the Company's results of operations will not be adversely impacted in the future based on its dependency on IHI for the sales and support of IPT systems in Japan.

The Company has entered into a new memorandum of understanding with IHI, under which it is intended that IHI will sell and service all three of the Company's product lines in Japan. Previously the Company marketed its FIS and ILW systems directly through its subsidiary, KKPD. The final agreement is expected to be signed during the next six months. Under the anticipated terms of the agreement IHI will be the sole distributor of the Company's products in Japan. Any termination or delay in the signing of this agreement could result a period of reduced sales in Japan while the Company creates another sales channel.

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

COMPETITION

The FPD equipment industry is highly competitive. The Company faces the prospect of substantial future competition from established companies, some of which are expected to be larger companies, or parts thereof, some of which are expected to have greater financial, engineering and manufacturing resources than the Company and some of which are expected to have larger sales and service organizations and long-standing customer relationships with major FPD manufacturers. In the event that substantially all of the terms of the Company's memorandum of understanding with IHI are not signed as an final agreement, IHI may compete with the Company in selling the Company's IPT systems in Japan, Korea and the rest of the IHI territory. The Company also expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, the Company's customers may choose to develop proprietary technology and FPD equipment which may obviate or lessen their need to purchase the Company's products. The Company's customers may also use multiple technologies and solutions, including competitors' products, to provide the functionality of the Company's systems. Competitive pressures may necessitate price reductions which could adversely affect the Company's results of operations. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to maintain such competitive advantages.

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



                                    PHOTON DYNAMICS, INC.
                                         (Registrant)



 Date: August 13, 1997               /s/ Vincent Sollitto
                                    ---------------------------------------
                                    Vincent Sollitto
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)



Date: August 13, 1997               /s/ Howard Bailey
                                    ---------------------------------------
                                    Howard Bailey
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)