Form 10KSB
period 1997-09-30
PHOTON DYNAMICS INC
filed 1997-12-24
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934
           For the fiscal year ended September 30, 1997

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

Revenue for the year ended September 30, 1997 was $24,507,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 22, 1997, as reported on the Nasdaq National Market, was approximately $17,165,000.
Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 22, 1997 the Registrant had outstanding 7,157,169 shares of Common Stock.

Transitional small business Disclosure Format (check one) Yes    ; No X
                                                              ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders and the Registrants Annual Report to Shareholders for its fiscal year ended September 30, 1997 are incorporated by reference in Part I, II and III of this Form 10-KSB report.

The statements contained in this report on Form 10-KSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-QSB, and annual reports to shareholders. Among the factors that could cause actual results to differ materially are those discussed under "Factors That May Affect Future Results" and elsewhere in this Form 10-KSB.

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

THE COMPANY

Photon Dynamics, Inc. ("Photon Dynamics" or the "Company") is a leading worldwide supplier of array test, inspection and repair systems for the flat panel display ("FPD") industry. The Company's systems are used to control, monitor and refine the manufacturing process to increase the yield of FPDs, to reduce materials loss, to transition new FPD designs from research and development to commercial production and to assist in the rapid start-up of new FPD manufacturing facilities. While certain aspects of the manufacturing processes for FPDs are similar to manufacturing processes for semiconductor devices, materials costs represent a substantially higher percentage of the cost of an FPD as compared with semiconductor devices. As a result, the need for array test and inspection of FPDs goes beyond the need to improve yields as FPD manufacturers seek to identify defects early in the manufacturing process to either avoid investment of further materials cost or to repair the defect before further manufacturing steps make it less accessible. The Company believes that more of its systems have been used by manufacturers of active matrix liquid crystal displays ("AMLCDs") and other advanced FPDs to array test, inspect and repair more VGA and other higher resolution FPDs than any other currently available competitive system. The Company believes that the experience it has acquired from the wide use of its systems has enabled it to become a leading technical innovator of array test, inspection and repair equipment for advanced FPD manufacturers.

Photon Dynamics offers a suite of products to inspect almost all current types of commercially produced FPDs and to address all key areas of AMLCD test, inspection and repair throughout all major stages of the manufacturing life cycle, from research and development through commercial production. The Company's array test products include test systems that locate, count and characterize electrical array faults, contamination and other defects on
partially completed flat panel display substrates.   Its inspection products
perform flat panel cell and module inspection to detect and locate optical defects in FPDs. The Company's repair product performs array laser cut and weld repair functions based upon information generated by its array test and inspection products. All of the Company's product lines interface with one another through software systems used to store data and generate reports and other information used by FPD manufacturers to increase their yields.

The Company's products incorporate proprietary technologies that enable FPD manufacturers to obtain information critical to yield improvement and management of manufacturing processes that had not previously been readily available to FPD manufacturers. The Company's proprietary Voltage Imaging(TM) and N-Aliasing(TM) technologies, in conjunction with its proprietary software programs, permit non-contact, full characterization and image evaluation of almost all commercially produced FPD displays, regardless of panel size or the FPD technology employed. All of the Company's product lines are currently being used with VGA, SVGA, XGA and SXGA displays and are designed for use with next generation UXGA displays.

INDUSTRY BACKGROUND

Overview of Flat Panel Display Market

     The market for FPDs has grown significantly in recent years as the result of the increasing popularity of portable computers and other electronic devices that display textual or graphical information. The weight and thin form factor of FPDs enable new display applications not supported by the previously predominant monitor technology, cathode ray tubes ("CRTs"). Laptop and notebook computers, personal digital assistants, portable video games, digital phones and a variety of devices for the automotive, technical, medical and military markets are examples of electronic products in fast growing markets which cannot be served by CRT technology.

     Different applications for FPDs have varying cost, size and performance requirements, and alternative FPD technologies have been developed to address these different applications. Different types of FPDs that are currently being produced to address certain segments in the broader FPD market include liquid crystal ("LCD"), plasma ("PDP"), electroluminescent ("EL") and field emissive ("FED") displays and digital micro-mirror devices ("DMDs"). Currently the most common type of FPD is the LCD, which first emerged in the form of watch and calculator displays in the 1970s. The most advanced form of LCD available today is the thin-film transistor ("TFT") AMLCD which utilizes three individual emissive transistors at each pixel, enabling the AMLCD both to produce full color images and to operate at much faster refresh rates than earlier passive monochrome LCDs. The color capability, resolution, speed and picture quality of AMLCDs currently make these displays a preferred choice for high performance portable computer, multimedia and other applications requiring the display of video and graphics. The trend toward higher resolution video and graphic displays has been reflected in the evolution from VGA displays (640 x 480 lines of resolution) to SVGA displays (800 x 600 lines of resolution) to XGA displays (1,024 x 768 lines of resolution) which in turn are being replaced by next-generation SXGA displays (1,280 x 1,024 lines of resolution) and soon UXGA displays (1,600 x 1,200 lines of resolution). To achieve higher resolution display capability and enhanced picture quality, the number of pixels integrated in AMLCDs is increased, which in turn increases the complexity of the manufacturing process.

     The AMLCD Flat Panel Display Manufacturing Process

     The manufacture of AMLCDs is an extremely complex process which is developed and refined for different panel sizes and resolutions through research and development, pre-production prototyping and commercial production. Manufacturing an AMLCD involves a series of three principal steps. The first step is to build an active array of thin-film transistors on a substrate through a photolithography process, which is essentially the same step used to create electronic circuitry on a semiconductor device. In an SVGA-quality color AMLCD, there are three transistors (red, green and blue) at each pixel and typically 1,440,000 transistors in total with geometric line widths for each transistor of between three and five microns. The next step involves attaching a color filter to the transistor-embedded substrate and injecting liquid crystal material between the color filter and the transistor array. The color filter enables the display to attain color capability by selectively filtering out the light emissions from each multi-color pixel array to produce the desired color mix in the displayed image. At this second step, the "cell" for each pixel is created through the combination of transistors and a color filter. The last step in the process is to package the display and attach the necessary "driver" electronics that will interpret and convert the electronic signals directed by the computer or other electronic system to the AMLCD and cause it to display the desired text, graphics and video images. This step also involves sealing the FPD and installing the interface electronics. Current Yield and Cost Problems Experienced by FPD Manufacturers While there are many similarities between the techniques used to manufacture semiconductor devices and FPDs such as AMLCDs, the manufacture of FPDs is different in a number of ways that expose the FPD manufacturer to potentially greater risk from yield loss throughout the manufacturing process. The cost structure for the manufacture of FPDs is very different from semiconductor devices in that materials costs represent a much larger percentage of the total product cost to the FPD manufacturer than the semiconductor manufacturer. Second, the manufacture of FPDs combines both electrical manufacturing techniques as well as a number of complex non-electrical manufacturing steps, such as the manufacture and alignment of the color filter at exacting physical tolerances, injection of the liquid crystal, sealing of the FPD and assembly of the driver electronics and circuitry. Third, because of the visual function performed by FPDs, an FPD must satisfy certain visual criteria and have consistent resolution, color and quality to be acceptable to the end user. Certain types of visual deficiencies, such as variations in screen brightness or color or blurred resolution, are unrelated to electrical defects and can cause substantial yield losses. These defects, some types of which are referred to as "mura", cannot be detected by traditional automated semiconductor array test equipment and are not relevant to the manufacture of semiconductor devices and other electronic components where minor defects not affecting the electrical performance of the product do not result in yield loss. Due to these factors, the AMLCD industry continues to experience substantial yield losses and to incur significant materials costs in the manufacture of FPDs.

     The ability of FPD manufacturers to improve yields of AMLCDs and other FPDs depends in large part on their ability to array test and inspect displays during the manufacturing process and to use array test and inspection data to refine the manufacturing process. Through inspection, the FPD manufacturer seeks to identify defects at an early stage in the process to permit repair or to avoid wasting costly materials on continued manufacturing of a defective product. The Company estimates that 80% of the overall cost of manufacturing a typical full color AMLCD is incurred in later stage manufacturing steps after the primary transistor array has been developed on the glass substrate. Material costs can be reduced through in-process array testing if yield defects in the manufacturing process can be properly detected at earlier stages. In addition, systematized inspection provides qualitative feedback to the FPD manufacturer and enables it to address yield problems and enhance the manufacturing process. Because of this critical role of yield in reducing FPD manufacturing costs, the FPD industry is now generally recognizing the need for automated FPD array test, inspection and repair equipment and seeking yield enhancing solutions at all stages of the FPD manufacturing process. This need has become much more acute recently as AMLCDs have become increasingly more complex and the market has evolved from existing VGA and SVGA standard displays to the higher resolution XGA and SXGA displays.


PRODUCTS

     Photon Dynamics offers a suite of products to inspect almost all commercially produced FPDs. All of the Company's systems use similar software based controls, processing and graphical user interfaces. Products can be networked together so that FPD defect data can be stored, analyzed and used throughout the manufacturing process. All of the Company's systems are capable of providing fully automated functionality through robotics purchased from third party vendors.

     Array Test Systems (Test Systems)

     The Company's array test systems use the Company's proprietary Voltage Imaging(TM) technology to detect, locate, quantify and characterize electrical, contamination and other defects in AMLCD arrays after the completion of the first major step of production, the construction of the transistor array on the glass substrate. The systems incorporate a computer workstation and proprietary image processing software to display pixel images and information which not only allows manufacturers to determine whether individual pixels or lines of pixels are functional, but also allows them to find more subtle defects such as individual pixel voltage variations early in the production process. In addition, these systems generate point and line defect data files specifying the exact location of each defect, which data can then be used for statistical process control or downloaded to the Company's repair systems to effect repairs. The systems also perform key procedures involved in the array testing process, including running test sequences and loading, unloading and sorting substrates. The array test systems can be adapted to test different panel sizes in less than three hours, as compared with systems using probe card technology which the Company estimates can require up to 16 hours. The currently available ArrayChecker system is an enhanced version of earlier array test systems that uses optimized processing software, graphical user interface and materials transport features. These features have been designed to enable the ArrayChecker system to achieve throughput rates that are closer to conventional probe card based systems while providing the same functionality, flexibility and cost-efficient features of the earlier array test systems.

     Flat Panel Inspection Systems (FIS or Inspection Systems)

     The Company's Flat Panel Inspection (FIS) systems use the Company's proprietary N-Aliasing(TM) technology to inspect almost any type and size of commercially available FPD panel for optical defects after the completion of the second major stage of production. FIS systems are also designed to perform inspection after final module assembly of FPD panels. The systems use a single high-resolution camera and workstation driven by the Company's N-Aliasing(TM) software to quantitatively measure critical optical qualities such as contrast, luminance and color balance and to precisely locate mura, line, cluster and individual pixel defects. Test data generated by the systems is displayed on a video monitor to permit immediate visual interpretation and can be stored or sent to a repair system to effect repairs. Inspection systems comprise a family of products that offer different levels of resolution, functionality and flexibility to suit customers' needs. Currently available systems include the FIS250, PanelMaster 300, UltraFIS and SpotLite. Each system can currently be configured to perform as many as 100 individual array tests and are adaptable to panel sizes ranging from 0.75 to 15 inches. The systems are available either as stand-alone units or as modular systems designed to be integrated with manufacturers' material handling equipment.

     Array Repair System (Repair System)

     The Company's repair systems use a laser to repair opens and shorts in AMLCD and passive LCD panels. These repair systems can use defect files downloaded from the Company's array test or inspection systems to automatically locate the defects in the panel so that the operator can decide whether or not to repair them. This capability saves operator time searching for the defects among the hundreds of thousands of pixels on a display. The repair systems repair shorts by cutting away excess material and opens by welding a new connection to a recovery ring. The latest repair systems feature unique BeamBlender laser technology. The feature allows manufacturers to blend two laser frequencies in certain ratios for cutting or welding.

INTELLECTUAL PROPERTY

     The Company has been issued over 28 U.S. patents with respect to its FPD array test, inspection and repair technologies and has certain U.S. and foreign applications pending. The Company has a number of U.S. patents related to its Voltage Imaging(TM) technology and has applied for U.S., Japanese and Korean patents related to this technology as well as its N-Aliasing(TM) technology. No patents are scheduled to expire before 2010, subject to payment of applicable maintenance fees. In addition, Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), have jointly filed patent applications in Japan relating to certain aspects of the array test systems.

     The Company frequently reviews its inventions and attempts to determine which inventions will provide substantial differentiation between the Company's products and those of its competitors. In certain cases, the Company may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in the Company's manufacturing processes. The Company has entered into non-disclosure agreements to protect its proprietary technology with its employees and consultants, and in some instances with its suppliers, its customers and IHI. Because of rapid technological developments in the electronics and FPD industries and the broad and rapidly developing patent coverage in such industries, the patent position of any manufacturer, including the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents and is currently prosecuting additional patent applications, there can be no assurance that patents will issue from any pending applications or that claims allowed by any existing or future patents will issue from any pending applications or that claims allowed by any existing or future patents issued to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's results of operations or financial condition. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which also could result in substantial cost to the Company. See "Factors That May Affect Future Results - Patents and Proprietary Rights"

RESEARCH AND DEVELOPMENT

     The market for FPD array test, inspection and repair systems is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their product needs. Photon Dynamics' current research and development efforts are directed to increasing the performance of its flat panel inspection and array test systems and expanding the application of its inspection systems for use in other related markets. Because the software incorporated by the Company into its products represents a significant portion of the value added by these products, over one-third of the Company's research and development personnel are focused on software development.

     The Company's research and development expenses were $7.8 million and $4.0 million in fiscal 1997 and fiscal 1996, respectively, or 31.7% and 16.1% of revenue, respectively. Research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts to improve and enhance the Company's products.

     The Company has obtained substantial development funding from IHI with respect to the Company's array test systems. IHI has provided funding for initial feasibility studies and development of the first prototypes of array test systems, and since 1990 IHI has provided to the Company in excess of $7.8 million in research and development funding with respect to the array test systems. In exchange for this funding IHI has been granted certain licenses and joint ownership rights to the developed technology. See "Factors That May Affect Future Results - Relationship with IHI"

     The Company has entered into contracts with the U.S. government and private companies including IHI, to develop products which Photon Dynamics is then able to sell with certain restrictions. Photon Dynamics generally owns all of the intellectual property developed under these contracts. However the Company has licensed certain rights to its array test technology to the U.S. government which may transfer its license to a third party for use in products sold to U.S. customers in the event the Company becomes unable to delivery array test systems to U.S. customers.

CUSTOMERS, SALES AND SERVICE

     The Company sells its products to leading FPD manufacturers. Sales to LG Electronics, Inc represented 26% and 19% of revenue in fiscal 1997 and fiscal 1996. Overall, the Company's top four customers contributed 83% of revenue in fiscal 1997. International sales accounted for 98% and 88% of revenue in fiscal 1997 and 1996, respectively. See "Factors That May Affect Future Results - Dependence on Principal Customers" and "International Operations".

     Photon's revenue is obtained primarily through a direct sales force and to a lesser extent through value added resellers in Japan and Korea. During fiscal 1997 the Company entered into an agreement with a Korean company to be the exclusive value added reseller of the Company's inspection products in Korea. The Company has also entered into a new memorandum of understanding with IHI, under which it is intended that IHI will sell and service all three of the Company's product lines in Japan. Previously the Company marketed its inspection and repair systems directly through its subsidiary, KKPD. In the quarter ended June 30, 1997, the Company shipped its first inspection and repair systems to IHI. The final agreement is expected to be signed during the next six months. See "Factors That May Affect Future Results - Relationship with IHI".

     In the U.S., the Company maintains its sales and service office at its headquarters in San Jose, California. In Asia, the Company has subsidiaries in Tokyo, Japan and Seoul, Korea that provide direct sales and service support. The Asian sales and service operations are staffed by direct marketing, sales and service personnel located in Japan and Korea. In addition, in Japan the Company's array test systems are serviced by IHI.

     The Company generally sells its products on net 30-day terms to its customers, with a small portion held back until final acceptance. However, a substantial portion of its customers, primarily foreign, remit payments on significantly longer terms. The Company generally warrants its products for a period of one year from final acceptance by customers. Installation is generally included in the price of the product. The Company's field engineers provide customers with repair and maintenance services. Customers may enter into repair and maintenance service contracts covering the Company's products. The Company provides customer training for a fee to enable its customers to perform routine service and provides telephone consultation services generally free of charge. The Company does not consider its business to be seasonal in nature, but it may become cyclical with respect to the capital equipment procurement practices of major FPD manufacturers.

MANUFACTURING AND SUPPLIERS

     The Company's principal manufacturing activities take place in San Jose, California and consist primarily of assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into Photon Dynamics' finished products. Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers, including Kodak Corporation and Dover Corporation. The Company has not entered into any formal agreements with such suppliers, other than long term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's results of operations.

     The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. The Company generally expects to be able to accept a customer order, build the required machinery and ship to the customer within 16 weeks. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. The Company works in close collaboration with its employees, customers and suppliers and trains all of its employees in basic quality. Although the Company conducts final testing of its systems and assembles certain components under limited clean room conditions, most manufacturing occurs in standard manufacturing space. Therefore the Company believes that additional manufacturing space to respond to higher demand is readily available.

     The Company has granted certain exclusive rights to IHI to manufacture array test systems, developed prior to June 1997, for Japan, Korea and the rest of the IHI territory. Under the terms of the Company's agreements with IHI, Photon Dynamics retains the right to manufacture certain critical components for the array test systems and to sell these components to IHI at prices that are established annually, and IHI has the right to manufacture and assemble the balance of the array test systems to be sold in its territories. To date, IHI has allowed Photon Dynamics to manufacture all array test systems for IHI, which has acted as a distributor in Japan and performed customization of the array test systems for the Japanese market and its individual customers in that market. To the extent IHI determines in the future to exercise fully its contractual right to manufacture and sell these systems for the IHI territory, such action would reduce revenue of the Company attributable to these IHI manufactured array test systems and may have a material adverse effect on the Company's results of operations. See "Factors That May Affect Future Results - Relationship with IHI".

BACKLOG

     As of September 30, 1997, the Company's backlog was approximately $12.4 million as compared to approximately $4.9 million as of September 30, 1996. In addition, approximately 90% of the Company's backlog at fiscal 1997 year-end was comprised of orders from three customers. The Company's backlog consists of those customer orders for which it has accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to delay or cancellation with limited or no penalty. Because of possible changes in product delivery schedules and cancellation of product orders, because orders received by the Company in any particular quarter may vary significantly and because the Company's sales will often reflect orders shipped in the same quarter they are received, the Company's backlog may vary significantly and at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

     The FPD equipment industry is highly competitive. The Company faces the prospect of substantial future competition from established companies, some of which are expected to be larger companies, some of which are expected to have greater financial, engineering and manufacturing resources than the Company and some of which are expected to have larger service organizations and long-standing customer relationships with major FPD manufacturers. In the event that the Company's current negotiations with IHI are not successful, IHI may compete with the Company selling the Company's array test systems in Japan, Korea and the rest of the IHI territory. See "Relationship with IHI". The Company also expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, the Company's customers may choose to develop proprietary technology and FPD equipment which may obviate or lessen their need to purchase the Company's products. The Company's customers may also use multiple technologies and solutions, including competitors' products, to replicate the functionality of the Company's systems. Competitive pressures may necessitate price reductions which could adversely affect the Company's results of operations. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that even if sufficient funds are available, the Company will be able to make the technological advances necessary to maintain such competitive advantages.

EMPLOYEES

     As of September 30, 1997, the Company employed 112 persons, all full time. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to retain such employees and attract new qualified employees, who are in great demand. The Company has never had a work stoppage or strike and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good. See "Factors That May Affect Future Results - Dependence on Key Employees".

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS; LIMITED HISTORY OF PROFITABILITY

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter.

DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS

     The markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new or recently introduced products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in the FPD industry. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations. The Company's future results of operations are highly dependent on the continuing market introduction, marketing and cost-effective manufacture of the Company's array test product line, of which a new version, the ArrayChecker, first shipped in September 1997. The Company continues to perform research and development work with respect to the array test systems to attain additional performance specifications, including increased throughput levels and detection sensitivity. The Company has experienced delays in the development of performance specifications required by new and existing customers. No assurance can be given that development efforts related to other performance parameters will be successful. The Company believes that future orders of array test systems will be dependent on its ability to attain requested throughput levels and other performance parameters. The Company has experienced delays in obtaining final acceptance and final payment on some products. If products have performance, reliability or quality problems or shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses which may have an adverse effect on the Company's results of operations. In addition, future growth in sales of the Company's products will depend upon the acceptance of the Company's array test or inspection technologies by a broader group of customers. Such Customers include additional international customers and FPD manufacturers which currently do not perform the type of FPD array test or inspection offered by the Company's products or which utilize alternative technologies for, or methods of, inspection, such as "open/short" array testing and human visual inspection. Because of the large capital commitment involved in the construction and operation of an FPD manufacturing facility, the decision by an FPD manufacturer to purchase the Company's array test or inspection systems involves a significant technological and financial commitment as compared to current alternatives such as human inspection and open/short array testers There can be no assurance that the Company will be successful in obtaining broader acceptance of its array test or inspection technologies. Failure to achieve broader acceptance would have an adverse effect on the Company's results of operations.

INTERNATIONAL OPERATIONS

     Approximately 98% of the Company's total revenue for fiscal 1997 was attributable to sales outside the U.S. The Company expects that international sales and in particular sales to Asia will continue to represent a significant portion of its total sales. Sales to customers outside the U.S. are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. To the extent the Company's sales are denominated in foreign currency, the Company's revenue and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the U.S.

DEPENDENCE ON PRINCIPAL CUSTOMERS

     The FPD industry is extremely concentrated, with almost all major FPD manufacturers and many of the Company's principal customers located in Asia. Although the composition of the Company's largest customers has changed from year to year, direct sales to the Company's top four end user customers in fiscal 1997 and top six in fiscal 1996 accounted for approximately 83% and 78%, respectively, of the Company's total revenue. The Company currently has no long-term purchase commitments with any of its customers, and sales are generally made pursuant to purchase orders. All orders are subject to delay or cancellation with limited or no penalty. A reduction, delay, or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's results of operations.

DEPENDENCE ON THE JAPANESE AND KOREAN MARKETS

     The future performance of the Company will depend, in part, upon its ability to continue to compete successfully in the Japanese and Korean markets, the two largest markets for FPD array test, inspection and repair equipment. The Company's ability to compete in such markets in the future is dependent upon continuing free trade between Korea, Japan and the U.S., the continuing ability of the Company to develop products in a timely manner that meet the technical requirements of its Japanese and Korean customers and the continuing ability of the Company to maintain satisfactory relationships with leading companies in the Japanese and Korean FPD industry. The Company believes that the Japanese and Korean companies with which it competes may have a competitive advantage in Japan and Korea because of the preference of some customers for local equipment suppliers because such customers may have longer standing or closer business relationships with such competitors. The Company's sales to Japan and Korea and results of operations will also be affected by the overall health of the Japanese and Korean economies, including the effects of currency exchange rate fluctuations on the global competitiveness of Japanese and Korean FPD manufacturers. The Company believes that the current economic conditions in East Asia and specifically Korea could have a negative impact on the Company's results of operations if the Korean Won continues to fall against the US dollar. This could result in lower average sales prices for the Company's products in Korea, cancellation of orders or failure to place new orders for the Company's equipment.

RELATIONSHIP WITH IHI

     The Company has granted certain exclusive manufacturing and sales rights to IHI with respect to its array test systems developed prior to June 1997, for Japan, Korea, a number of other Asian countries, Saudi Arabia, Australia, New Zealand, India and Sri Lanka (the "IHI Territory"). Under the terms of this relationship the Company reserves the rights to manufacture certain critical components and to sell the components to IHI for inclusion in array test systems to be sold by IHI in its territory. The agreements between IHI and the Company provided for the Company to assist IHI in its sales efforts in these countries in exchange for a commission. This relationship continued on an exclusive basis for the IHI territory until June 1997, since which IHI has had non-exclusive manufacturing and sales rights in its territory. In exchange for these rights, IHI has provided significant funding for development of the array test systems, which funding substantially enhanced the Company's ability to complete development of these systems in a timely fashion. To date, IHI has allowed Photon Dynamics to manufacture all array test systems sold by IHI in the IHI territory. IHI had agreed to allow Photon Dynamics to sell directly all array test systems outside Japan through June 1997. Since June 1997, IHI and the Company have been operating under a memorandum of understanding whereby IHI continues to sell array test systems in Japan and the Company sells directly outside Japan in the IHI territory. IHI and the Company are currently in negotiations for IHI to be the exclusive reseller of all of the Company's products in Japan. IHI would continue to perform all support and service for system units in Japan, while Photon would provide support and service in the remainder of the IHI territory. There can be no guarantee that the Company and IHI will successfully complete these negotiations on favorable terms to the Company.

     To the extent IHI determines to exercise its contractual rights to manufacture and sell the Company's systems in the IHI territory, such action could reduce revenue of the Company attributable to these IHI manufactured array test systems and may have a material adverse effect on the Company's results of operations. Given the concentration of FPD manufacturers in the IHI territory, the Company is highly dependent on IHI and the success of the Company's relationship with IHI to market and sell the array test systems in these critical markets. In the event IHI should determine to reduce its internal budgets, staffing levels, research and development funding or other allocations of its resources for the development, manufacture, sale and support of array test systems in Japan, such action by IHI could have a material adverse effect on the Company's ability to compete in this market and on the Company's results of operations. While the Company believes that both it and IHI have obtained significant mutual benefit from their continuing relationship, no assurance can be given that the IHI relationship will continue to provide such benefits to the Company or that the Company's results of operations will not be adversely impacted in the future based on its dependency on IHI for the sales and support of array test systems in Japan.

DEPENDENCE ON SINGLE OR LIMITED SUPPLIERS

     Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers, including Kodak Corporation and Dover Corporation. The Company has not entered into any formal agreements with such suppliers, other than long term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's results of operations.

RAPID AND FUNDAMENTAL TECHNOLOGICAL CHANGE

     The FPD industry is an evolving industry characterized by extensive research and development which has and is expected to continue to lead to rapid technological change. The development by others of new or improved products or technologies may make the Company's current or proposed products obsolete or less competitive. Although the Company devotes significant efforts and financial resources to further develop and enhance its existing products, there can be no assurance that advances in other or alternative technologies will not make the Company's products obsolete or less competitive. Currently, the predominant technology used in the FPD industry is LCD technology. Although the Company has installed its products or has entered into discussions with manufacturers utilizing virtually all of the alternative FPD technologies which the Company believes are commercially viable FPD technologies, its revenue is derived primarily from sales of products related to a variant of LCD technology used in a substantial portion of all FPDs, AMLCD technology. An industry shift away from AMLCD technology or the emergence of new competing technologies could have a material adverse effect on the Company's business and results of operations.

COMPETITION

     The FPD equipment industry is highly competitive. The Company faces the prospect of substantial future competition from established companies, some of which are expected to be larger companies, some of which are expected to have greater financial, engineering and manufacturing resources than the Company and some of which are expected to have larger service organizations and long-standing customer relationships with major FPD manufacturers. In the event that the Company's current negotiations with IHI are not successful, IHI may compete with the Company selling the Company's array test systems in Japan, Korea and the rest of the IHI territory. See "Relationship with IHI". The Company also expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, the Company's customers may choose to develop proprietary technology and FPD equipment which may obviate or lessen their need to purchase the Company's products. The Company's customers may also use multiple technologies and solutions, including competitors' products, to replicate the functionality of the Company's systems. Competitive pressures may necessitate price reductions which could adversely affect the Company's results of operations. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that even if sufficient funds are available, the Company will be able to make the technological advances necessary to maintain such competitive advantages.

FLAT PANEL DISPLAY INDUSTRY DOWNTURNS OR SLOWDOWNS

     The Company's business depends in large part upon the capital equipment expenditures of FPD manufacturers, which in turn depend on the current and anticipated market demand for FPDs and products utilizing FPDs. For example, the Company believes that historical shortages of supplies of semiconductor components may have temporarily limited the quantities of laptop computers that were manufactured, which in turn may have reduced demand from laptop computer manufacturers for certain FPDs. If these conditions had continued for an extended period, the resulting reduced long-term demand for FPDs suitable for laptop computers could have affected adversely the level of capital expenditure by FPD manufacturers. The FPD industry may, like the semiconductor industry, become highly cyclical and experience periodic downturns or slowdowns in growth, which may have a material adverse effect on capital equipment expenditures by FPD manufacturers and in turn adversely affect the Company's results of operations. No assurance can be given that the Company's results of operations would not be adversely affected if such downturns or slowdowns in the FPD industry were to occur in the future. In addition, the need for continued investment in engineering, research and development and marketing required to penetrate targeted foreign markets and maintenance of extensive worldwide customer service and support capabilities will limit the Company's ability to reduce expenses during downturns or slowdowns in growth in the FPD industry.

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

ITEM 2: DESCRIPTION OF PROPERTY.

     The Company's main headquarters, located in San Jose, California consists of a 50,000 square foot facility. The current monthly base rental under the lease for the facility is approximately $49,000. The lease expires in 2002. The Company also leases office space for its sales and service operations in Seoul, Korea and Tokyo, Japan.

ITEM 3: LEGAL PROCEEDINGS.

     The Company is not a party to any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                                    PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item is incorporated by reference from page 22 to 23 of the Company's 1997 Annual Report to Shareholders.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The information required by this Item is incorporated by reference from pages 8 to 11 of the Company's 1997 Annual Report to Shareholders.

ITEM 7: FINANCIAL STATEMENTS.

     The information required by this Item is incorporated by reference from pages 12 to 21 of the Company's 1997 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 1998 Annual Meeting of Stockholders to be held January 27, 1998 and the information included therein is incorporated herein by reference.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     With the exception of the table below, the information required by this
Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

The following table sets forth certain information concerning the executive officers of the Company.

NAME                   AGE               POSITION(S)
Howard  Bailey          51   Chief Financial Officer, Secretary
Jeffrey Hawthorne       40   Vice President, Development
Alan Nolet              40   Senior Vice President, Sales
Donald Jerome           60   Vice President, Operations
Carl Merrill            37   Vice President, Sales and Marketing
Dr. William Pratt       60   Chief Technical Officer - Software

          MR. BAILEY joined the Company in May 1994 as a consultant and was appointed to the position of Chief Financial Officer and Secretary in August 1994. From 1992 to 1994, Mr. Bailey was a partner in the Financial Services Division of David Powell, Inc., where he provided high-level financial support services for such companies as Sierra Semiconductor, Syquest, WSI, Alien Sport and Cubic Memory. In connection with the filing by Alameda of a petition under Title 11 of the United States Code in April 1993, Mr. Bailey, who was employed by David Powell, Inc. as a consultant to Alameda was appointed Chief Financial Officer and debtor in possession of Alameda. From 1989 to 1991, Mr. Bailey was the Chief Financial Officer at Plus Logic Corporation (currently part of Xilinx). Mr. Bailey has held various other financial management positions including Chief Financial Officer at Telmos, Controller at Intel and Financial Planning Manager at SP Communications (currently Sprint). Mr. Bailey received a B.S. in economics from the University of Maryland in 1969 and an M.B.A. in finance from the University of Utah in 1974.

          MR. HAWTHORNE joined the Company in November 1991 as Senior Applications Engineer, FIS Products. He was promoted to Project Manager FIS Products and then General Manager and Vice President Inspection Division in August 1992 and in September 1994, respectively. From June 1990 to November 1991, he was a consultant with Display Tech, which provided consulting services in the area of liquid crystal displays. He received a B.S. in engineering physics from the University of Colorado in 1987 and an M.S. in optical engineering from the University of Rochester in 1990.

          MR. NOLET became the Senior Vice President, Sales in May 1996. He joined the Company in September 1992 as Vice President of Sales and Marketing Communications and was appointed Vice President of U.S. Sales and then Vice President Worldwide Sales in May 1993 and June 1994, respectively. From 1987 to 1992, Mr. Nolet was a Vice President responsible for worldwide sales, field operations, service and marketing at LAM Research Corporation. He currently serves on the Executive Committee for SEMI's FPD Division. Mr. Nolet received a B.S. in chemical engineering from Clarkson University in 1978. Effective September 21, 1997 Alan Nolet resigned his position at the Company.

          MR. JEROME joined the Company in June 1995 as Vice President, Manufacturing. From April 1995 to June 1995, Mr. Jerome was a consultant with Bell Microproducts. From May 1994 to April 1995, Mr. Jerome was Director of Manufacturing at Creative Insight, Inc. From July 1992 to April 1994, he was Director of Materials at Pacific Pay Video, Ltd. From March 1989 to July 1992, he was Director of Materials at Plus Logic Corporation. Mr. Jerome received an A.A. from Foothill College in 1967 and an M.A. from CSU San Francisco in 1973. Effective October 1, 1997 Mr. Jerome became Director of Materials and is no longer considered an officer of the Company.

          MR. MEURELL joined the Company in May of 1996. From April 1995 to May 1996, he served as a director of Teradyne's Low Cost Logic Tester Line for the Megatest division of Teradyne. From October 1993 to April 1995, Mr.

Meurell was with Catapult Software Training Centers, an IBM company, for which he served as General Manager in the New York Metropolitan region. From December 1980 to October 1993, he held various sales management positions at the Megatest Corporation. Mr. Meurell received a B.S. in electrical engineering from the University of Massachusetts and an M.B.A. degree from Union College.

          DR. PRATT joined the Company in October 1996 as Chief Technical Officer for Software. From 1988 through 1994 he was Director of Multimedia and Imaging Technology at Sun Microsystems, Inc. In 1993, he founded Pixelsoft, Inc., a start-up image processing software development company. Dr. Pratt received a B.S. degree in electrical engineering from Bradley University and an M.S. and a Ph.D. in electrical engineering the University of Southern California. Dr. Pratt holds five patents and is the author of several books on image processing.

ITEM 10: EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Management"

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Security Ownership Of Certain Beneficial Owners And Management"

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Certain Relationships And Related Transactions"

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Form 10-KSB Report:

    (1) Financial Statements
    (2) Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this report.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1932 as amended (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PHOTON DYNAMICS, INC.

Date: December 24, 1997                  /s/ VINCENT SOLLITTO
                                         --------------------------------
                                         Vincent Sollitto
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)

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

          Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

December 24, 1997     Chief Executive Officer and Director           /s/ VINCENT SOLLITTO
                      (Principal Executive Officer)                  ----------------------------------
                                                                       Vincent Sollitto

December 24, 1997     Chief Financial Officer and Secretary
                      (Principal Financial and Accounting            /s/ HOWARD BAILEY
                      Officer)                                       ----------------------------------
                                                                       Howard Bailey

                                                                     /s/ E. FLOYD KVAMME
December 24, 1997     Chairman of the Board                          ----------------------------------
                                                                       E. Floyd Kvamme

                                                                     /s/ FRANCOIS HENLEY
December 24, 1997     Director                                       ----------------------------------
                                                                       Francois Henley

                                                                     /s/ BARRY COX
December 24, 1997     Director                                       ----------------------------------
                                                                       Barry Cox

                                                                     /s/ MICHAEL KIM
December 24, 1997     Director                                       ----------------------------------
                                                                       Michael Kim

                                                                     /s/ DR. MALCOLM J. THOMPSON
December 24, 1997     Director                                       ----------------------------------
                                                                       Dr. Malcolm J. Thompson

                                                                     /s/ STEVE KRAUSZ
December 24, 1997     Director                                       ----------------------------------
                                                                       Steve Krausz


                               INDEX TO EXHIBITS


     NUMBER                                      EXHIBIT                                                     REFERENCE
----------------                       -----------------------------                                         ---------------
3.1                Form of Amended and Restated Articles of Incorporation of the Registrant.                 A
3.2                Bylaws of the Registrant and amendments thereto.                                          A
4.1                Reference is made to Exhibits 3.1 and 3.2.                                                A
10.1               First Amended and Restated Investor Rights Agreement between Registrant and the           A
                   shareholders set forth therein dated May 11, 1994.
l0.2               Fourth Amended Shareholders Agreement for Photon Dynamics, Inc. between the               A
                   Registrant and the shareholders set forth therein dated May 11, 1994.
10.3               Form of Indemnification Agreement between the Registrant and each of its executive        A
                   officers and directors.
10.4               1987 Stock Option Plan and Form of Stock Option Agreement.                                A,B
10.5               1995 Stock Option Plan and Forms of Stock Option Agreements.                              A,B
10.6               1995 Employee Stock Purchase Plan.                                                        A,B
10.7               Lease agreement between Berg & Berg Developers and Photon Dynamics, Inc. dated            C
                   August 6, 1996.
10.8               Sales Agent Agreement between the Registrant, K.K. Photon Dynamics and                    A
                   Ishikawajima-Harima Heavy Industries Co., Ltd. dated June 1, 1992, the amendment thereto dated November 17, 1993 and the modification agreement related thereto dated
                   January 1, 1995.
10.9               License Agreement between the Registrant and Ishikawajima-Harima Heavy Industries         A
                   Co., Ltd. dated June 1, 1992 and the addendum thereto dated November 11, 1993.
10.10              Commercialization Agreement between the Registrant and Ishikawajima-Harima Heavy          A
                   Industries Co., Ltd.  dated June 1, 1992 and the amendment thereto dated November 17,
                   1993.
10.13              Form of Amendment to First Amended and Restated Investor Rights Agreement.                A
10.14              Agreement Regarding Change of Control between the Registrant and Vincent Sollitto         C
                   dated July 1, 1996.
11.1               Statement re: computation of earnings per share.
13.1               Registrants Annual Report to Shareholders for the year ended September 30, 1997 (only such portions as necessary to satisfy Form 10-KSB requirements).
21.1               Subsidiaries of the Registrant.
23.1               Consent of Ernst & Young LLP, Independent Auditors
27.1               Financial Data Schedule

Key to Exhibits:

(A)                Incorporated by reference to Registrants' Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 15, 1995
(B)                Management contract or compensatory plan or arrangements required to be filed as an exhibit to this report on Form 10-KSB pursuant to Item 13(a) of this report.
(C)                Filed as the same exhibit number as set forth herein to Registrant's Form 10-KSB for the year ended
                   September 30, 1996