Form 10-Q
period 1997-12-31
PHOTON DYNAMICS INC
filed 1998-02-17
CIK 1002663

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997


                                       OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        Commission File Number: 0-27234

                             PHOTON DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                           94-3007502
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


    6325 SAN IGNACIO, SAN JOSE, CA                  95119
(Address of principal executive offices)          (Zip Code)


                                 (408) 226 9900
              (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X      NO
                                       -----        -----

As of February 12, 1998 7,214,655 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS


                        PART I: FINANCIAL INFORMATION                      PAGE
                                                                           ----
ITEM 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets - December 31, 1997 and
            September 30, 1997...........................................     2
          Condensed Consolidated Statements of Income - three months
            ended December 31, 1997 and 1996.............................     3
          Condensed Consolidated Statements of Cash Flows - three months
            ended December 31, 1997 and 1996.............................     4

          Notes to Condensed Consolidated Financial Statements...........     5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     6

          Risk Factors...................................................     9

          PART II: OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................    14
ITEM 2.   Changes in Securities..........................................    14
ITEM 3.   Defaults Upon Senior Securities................................    14
ITEM 4.   Submission of Matters to a Vote of Security Holders............    14
ITEM 5.   Other Information..............................................    14
ITEM 6.   Exhibits and Reports on Form 8-K...............................    14

          Signatures.....................................................    15

                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)


                                                          DECEMBER 31, 1997     SEPTEMBER 30, 1997
                                                          -----------------     ------------------
                          ASSETS
Current assets:
  Cash and cash equivalents                                       $  6,327               $  4,831
  Accounts receivable, net                                           6,754                  9,785
  Inventories                                                        6,126                  5,076
  Prepaid expenses and other current assets                            606                    512
                                                          ----------------      -----------------
  Total current assets                                              19,813                 20,204

Property, equipment, and leasehold improvements, net                 2,056                  2,226

Other assets                                                           758                    773
                                                          ----------------      -----------------
Total assets                                                      $ 22,627               $ 23,203
                                                          ================      =================

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $  2,410               $  2,666
  Accrued expenses and other liabilities                             2,431                  2,489
  Customer deposits and deferred revenue                               186                    276
  Current portion of long-term debt                                      3                      4
                                                          ----------------      -----------------

Total current liabilities                                            5,030                  5,435

Noncurrent portion of long-term debt                                     5                      6
Commitments and contingencies

Shareholders' equity:
  Common stock                                                      38,578                 38,573
  Accumulated deficit                                              (20,636)               (20,682)
  Foreign currency translation adjustment and other                   (240)                   (14)
  Notes receivable from shareholders                                  (110)                  (115)
                                                          ----------------      -----------------
  Total shareholders' equity                                        17,592                 17,762
                                                          ----------------      -----------------
  Total liabilities and shareholders' equity                      $ 22,627               $ 23,203
                                                          ================      =================

See accompanying notes to condensed consolidated financial statements

Note: The balance sheet at September 30, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             Photon Dynamics, Inc.

                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                        THREE MONTHS ENDED DECEMBER 31,
                                                          1997                  1996
                                                     --------------       ----------------
Revenue:
  Product revenue                                  $         5,374       $          5,096
  Non product revenue                                            -                  1,150
                                                   ---------------       ----------------
                                                             5,374                  6,246
Cost of revenue
  Product revenue                                            2,729                  3,173
  Non product revenue                                                                   -
                                                    ---------------       ----------------
                                                             2,729                  3,173
                                                   ---------------       ----------------
Gross margin                                                 2,645                  3,073

Operating expenses
  Research and development                                   1,873                  1,636
  Selling, general and administrative                        1,121                  1,386
  Asset recovery related to product line disposal             (350)                     -
                                                   ---------------       ----------------
Total operating expenses                                     2,644                  3,022
                                                   ---------------       ----------------
Operating income                                                 1                     51

Interest income                                                 69                    111
Interest expense and other                                     (24)                  (107)
                                                   ---------------       ----------------
Income before provision for income taxes                        46                     55

Provision for income taxes                                       -                      3
                                                   ---------------       ----------------
Net income                                         $            46       $             52
                                                   ===============       ================

Basic and diluted net income per share             $          0.01      $           0.01
                                                   ===============      ================
Shares used in computing diluted net income per              7,152                 6,955
 share
                                                   ===============      ================
Shares used in computing diluted net income per              7,492                 7,513
 share
                                                   ===============      ================

See accompanying notes to condensed consolidated financial statements

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                         1997                   1996
                                                                   ----------------      -----------------
OPERATING ACTIVITIES
Net Income                                                         $            46          $          52
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                               271                    237
   Changes in operating assets and liabilities:
        Accounts receivable                                                  3,031                    579
        Inventories                                                         (1,050)                  (137)
        Prepaid expenses and other current assets                              (94)                  (177)
        Other assets                                                          (211)                    80
        Accounts payable                                                      (256)                   (47)
        Accrued expenses and other liabilities                                 (58)                   631
        Customer deposits and deferred revenue                                 (90)                   (98)
                                                                   ----------------      -----------------
Net cash provided by operating activities                                    1,589                  1,120

INVESTING ACTIVITIES
Acquisition of property and equipment                                         (101)                  (682)
Maturities of short term investments                                             -                  1,528
                                                                   ----------------      -----------------
Net cash (used in)/provided by investing activities                           (101)                   846

FINANCING ACTIVITIES
Principal payments under capital leases                                         (2)                    (7)
Proceeds from issuance of common stock                                           5                     12
Issuance of note receivable from shareholders                                    -                    (56)
Repayment of notes receivable from shareholders                                  5                      -
                                                                   ----------------      -----------------
Net cash provided by/(used in) financing activities                              8                    (51)
                                                                   ----------------      -----------------

Net increase in cash and cash equivalents                                    1,496                  1,915
Cash and cash equivalents at beginning of period                             4,831                  5,108
                                                                   ----------------      -----------------
Cash and cash equivalents at end of period                         $         6,327       $          7,023
                                                                   ================      =================

See accompanying notes to condensed consolidated financial statements

                              PHOTON DYNAMICS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

                                  December 31,        September 30,
                                      1997                 1997
                               ----------------     ----------------
Raw materials                     $     1,479          $     1,376
Work-in-process                         2,075                1,677
Finished goods                          2,572                2,023
                               ----------------     ----------------
                                  $     6,126          $     5,076
                               ================     ================

3.   NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is effective for the Company's quarter ended December 31, 1997. The Company is required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share the dilutive effect of stock options is excluded. Approximately 719,000 options have been excluded from the calculation below as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS
                                                           ENDED DECEMBER 31,
                                                          --------------------
(In thousands, except per share amounts)                    1997        1996
                                                          --------     -------
  Numberator for basic and diluted net income per share   $     46     $    52

  Denominator for basic net income per share                 7,152       6,955

  Effect of dilutive securities
      Employee stock options                                  227          401
      Warrants                                                113          157

  Denominator for diluted net income per share              7,492        7,513

  Basic net income per share                              $  0.01      $  0.01
  Diluted net income per share                            $  0.01      $  0.01

                              PHOTON DYNAMICS, INC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-KSB, and annual reports to shareholders. Among the factors that could cause actual results to differ materially are those discussed under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

  The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1997.

RESULTS OF OPERATIONS

  Revenue. Revenue decreased to $5.4 million in the first quarter of fiscal 1998 from $6.2 million in the first quarter of fiscal 1997. Product revenue increased to $5.4 million in the first quarter of fiscal 1998 from $5.1 million in the first quarter of fiscal 1997. Although product revenue increased over the prior year, it was below the Company's expectations due to the general economic conditions in Korea. Some, but not all, of the shipments planned for Korea in the first quarter of fiscal 1998 were delayed until the second quarter of fiscal 1998 due to customer requests. In fiscal 1997, sales to Korea represented 60% of total annual revenue. With the information currently available, the Company believes that sales to Korea in the remainder of fiscal 1998 will be substantially less in both absolute dollars and as a percentage of total revenue than in fiscal 1997. Backlog of products due to ship within one year as of December 31, 1997 was $15.4 million, which consists of $9.4 million to Japan and $5.4 million to Korea.

   Non product revenue in the first quarter of fiscal 1997 includes a non recurring $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea.

  Gross Margin. Product revenue gross margin as a percent of revenue increased to 49% in the first quarter of fiscal 1998 from 38% in the first quarter of fiscal 1997. This increase in product gross margins was due to a favorable product mix, manufacturing efficiencies resulting from higher production volumes and reduced cost of service operations in Asia due to currency fluctuations.
The increase was offset by a decrease in non product gross margins which in the first quarter of fiscal 1997 included a one time initial fee paid by a value added reseller (see above). Overall product gross margins will fluctuate on a quarterly basis as the Company's product mix fluctuates.

  Research and Development. The Company increased its research and development spending to $1.9 million in the first quarter of fiscal 1998, or 35% of revenue, from $1.6 million in the first quarter of fiscal 1997, or 26% of revenue. The increase in research and development spending primarily reflects the increased costs of hiring and retaining experienced engineers to increase the level of new product development. The Company has identified and announced a number of product enhancements that it believes will improve its ability to sell to volume production environments. As a result, the Company increased its level of research and development spending. However based on current revenue projections the Company does not expect to increase the level of research and development spending from current levels in the remainder of fiscal 1998.

  Selling, General and Administrative. Selling, general and administrative expenses in the first quarter of fiscal 1998 decreased to $1.1 million, or 21% of revenue, from $1.4 million in the first quarter of fiscal 1997, or 22% of revenue. The decrease is the result of the Company collecting previously reserved receivables. Without this cash collection, total selling, general and administrative costs for the first quarter of fiscal 1998 would have been $1.4 million. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1998 and in future periods depending on factors such as the level of the Company's revenue and other operations. Selling expenses may also fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures.

  Asset recovery related to product line disposal. During the quarter ended December 31, 1997 the Company received a payment of $350,000 in settlement of a dispute related to the cancellation of its Defect Monitoring Tool (DMT) product line. In September, 1996 the Company ceased operations of its DMT product line. The DMT product group worked exclusively on a single customer project not in the flat panel market. As a result of the cancellation of this project, the associated inventory and assets of this product line which were not transferred to other products were disposed of. The Company recorded a $844,000 charge to write down the inventory and assets associated with the product line in the fourth quarter of fiscal 1996.


  Interest income. Interest income in the first quarter of fiscal 1998 decreased to $69,000 from $111,000 in the first quarter of fiscal 1997 as a result of reduced average cash and investment balances.

  Interest expense and other. Interest expense and other consists of interest expense and foreign exchange gains and losses.

  Provision for Income Taxes. The Company's effective tax rate for the three months ended December 31, 1997 is lower than the statutory rate of 34% due to the utilization of loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997, the Company had working capital of $14.8 million of which $6.3 million was cash or cash equivalents.

  Cash provided by operating activities was $1.6 million for the three months ended December 31, 1997. Working capital items that significantly impacted cash balances in the quarter were accounts receivable and inventory. The Company's accounts receivable balance decreased $3.0 million to $6.8 million. During the quarter ended December 31, 1997, the Company collected some older extended receivables resulting in a lower account receivable balance. The Company's credit terms to customers typically extend a small portion of the payment extended for a period of months after shipment. Inventory balances increased as a result of increased finished goods and work in process related to products due to ship to Korea in the second quarter of fiscal 1998. There can be no assurance that such products will ship during that period or at all.

  In the first quarter of fiscal 1997 the Company relocated to a new facility and as a result spent $682,000 on capital additions which related primarily to leasehold improvements for the new facility.

  The Company believes that cash and cash equivalents and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for the next 12 months. As of December 31, 1997, the Company had no material outstanding commitments to purchase or lease capital equipment.

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

  The Company is in the process of addressing internal and external year 2000 issues. It does not believe that these issues will materially affect either the operations or results of the Company.

OTHER FACTORS AFFECTING COMPANY RESULTS

The Company has experienced, and expects to continue to experience significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter, due, for example, to unanticipated shipment reschedulings or cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the

Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. The Company believes that the current economic conditions in East Asia and specifically Korea will have a negative impact on the Company's results of operations if the Korean Won continues to fall or remain at current levels against the U.S. dollar. This could result in lower average sales prices for the Company's products in Korea, cancellation of orders or failure to place new orders for the Company's equipment. For a further discussion of the Company's business and certain risk factors pertaining to its business, please refer to the Company's 1997 Annual Report on Form 10-KSB.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS; LIMITED HISTORY OF PROFITABILITY

  The Company has experienced and expects to continue to experience, significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter.

DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS

  The markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new or recently introduced products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in the FPD industry. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations. The Company's future results of operations are highly dependent on the continuing market introduction, marketing and cost-effective manufacture of the Company's array test product line, of which a new version, the ArrayChecker, first shipped in September 1997. The Company continues to perform research and development work with respect to the array test systems to attain additional performance specifications, including increased throughput levels and detection sensitivity. The Company has experienced delays in the development of performance specifications required by new and existing customers. No assurance can be given that development efforts related to other performance parameters will be successful. The Company believes that future orders of array test systems will be dependent on its ability to attain requested throughput levels and other performance parameters. The Company has experienced delays in obtaining final acceptance and final payment on some products. If products have performance, reliability or quality problems or shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses which may have an adverse effect on the Company's results of operations. In addition, future growth in sales of the Company's products will depend upon the acceptance of the Company's array test or inspection technologies by a broader group of customers. Such Customers include additional international customers and FPD manufacturers which currently do not perform the type of FPD array test or inspection offered by the Company's products or which utilize alternative technologies for, or methods of, inspection, such as "open/short" array testing and human visual inspection. Because of the large capital commitment involved in the construction and operation of an FPD manufacturing facility, the decision by an FPD manufacturer to purchase the Company's array test or inspection systems involves a significant technological and financial commitment as compared to current alternatives such as human inspection and "open/short" array testers There can be no assurance that the Company will be successful in obtaining broader acceptance of its array test or inspection technologies. Failure to achieve broader acceptance would have an adverse effect on the Company's results of operations.

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

DEPENDENCE ON THE JAPANESE AND KOREAN MARKETS

  The future performance of the Company will depend, in part, upon its ability to continue to compete successfully in the Japanese and Korean markets, the two largest markets for FPD array test, inspection and repair equipment. The Company's ability to compete in such markets in the future is dependent upon continuing free trade between Korea, Japan and the U.S., the continuing ability of the Company to develop products in a timely manner that meet the technical requirements of its Japanese and Korean customers and the continuing ability of the Company to maintain satisfactory relationships with leading companies in the Japanese and Korean FPD industry. The Company believes that the Japanese and Korean companies with which it competes may have a competitive advantage in Japan and Korea because of the preference of some customers for local equipment suppliers because such customers may have longer standing or closer business relationships with such competitors. The Company's sales to Japan and Korea and results of operations will also be affected by the overall health of the Japanese and Korean economies, including the effects of currency exchange rate fluctuations on the global competitiveness of Japanese and Korean FPD manufacturers. The Company believes that the current economic conditions in East Asia and specifically Korea will have a negative impact on the Company's results of operations if the Korean Won continues to fall against the US dollar. This could result in lower average sales prices for the Company's products in Korea, cancellation of orders or failure to place new orders for the Company's equipment.

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

       None.

ITEM 5.  OTHER INFORMATION
--------------------------

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

    (a)  EXHIBITS

         27    Financial Data Schedule

    (b)  REPORTS ON FORMS 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHOTON DYNAMICS, INC.
                                    (Registrant)



Date: February 13, 1998         /s/ Vincent Sollitto
                                -------------------------------------------
                                Vincent Sollitto
                                Chief Executive Officer and Director
                                (Principal Executive Officer)





Date: February 13, 1998         /s/ Howard Bailey
                                -------------------------------------------
                                Howard Bailey
                                Chief Financial Officer and Secretary
                                (Principal Financial and Accounting
                                Officer)