Form 10-Q
period 1998-03-31
PHOTON DYNAMICS INC
filed 1998-05-15
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


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

                                (408) 226-9900
             (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO___
                                       -----

As of May 14, 1998 7,270,864 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS


                         PART I: FINANCIAL INFORMATION                                                        PAGE
                                                                                                              ----
ITEM 1.       Financial Statements (unaudited)
              Condensed Consolidated Balance Sheets - March 31, 1998 and September 30, 1997....................   2
              Condensed Consolidated Statements of Income - three and six months ended March 31, 1998
              and 1997.........................................................................................   3
              Condensed Consolidated Statements of Cash Flows - six months ended March 31, 1998 and
              1997.............................................................................................   4
              Notes to Condensed Consolidated Financial Statements.............................................   5

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............   6
              Risk Factors.....................................................................................   8

                                             PART II: OTHER INFORMATION

ITEM 1.       Legal Proceedings................................................................................  13
ITEM 2.       Changes in Securities............................................................................  13
ITEM 3.       Defaults Upon Senior Securities..................................................................  13
ITEM 4.       Submission of Matters to a Vote of Security Holders..............................................  13
ITEM 5.       Other Information................................................................................  14
ITEM 6.       Exhibits and Reports on Form 8-K.................................................................  14

              Signatures.......................................................................................  15

                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                       MARCH 31, 1998           SEPTEMBER 30, 1997
                                                                                  ---------------------         ------------------
                                                                                        (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                                 $  5,318                    $  4,831
   Accounts receivable, net                                                                     9,035                       9,785
   Inventories                                                                                  5,641                       5,076
   Prepaid expenses and other current assets                                                      203                         512
                                                                                   --------------------          -----------------
   Total current assets                                                                        20,197                      20,204

Property, equipment, and leasehold improvements, net                                            1,896                       2,226

Other assets                                                                                      505                         773
                                                                                  ---------------------          -----------------
Total assets                                                                                 $ 22,598                    $ 23,203
                                                                                  =====================         ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $  1,591                    $  2,666
   Accrued expenses and other liabilities                                                       2,248                       2,489
   Customer deposits and deferred revenue                                                         420                         276
   Current obligations under lines of credit                                                      350                           -
   Current portion of long-term debt                                                                4                           4
                                                                                  ---------------------          -----------------
Total current liabilities                                                                       4,613                       5,435

Noncurrent portion of long-term debt                                                                4                           6
Commitments and contingencies

Shareholders' equity:
   Common stock                                                                                38,713                      38,573
   Accumulated deficit                                                                        (20,414)                    (20,682)
   Foreign currency translation adjustment and other                                             (214)                        (14)
   Notes receivable from shareholders                                                            (104)                       (115)
                                                                                  ---------------------          -----------------
   Total shareholders' equity                                                                  17,981                      17,762
                                                                                  ---------------------        -------------------
   Total liabilities and shareholders' equity                                                $ 22,598                    $ 23,203
                                                                                  =====================        ===================

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

                             Photon Dynamics, Inc.

                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  MARCH 31,                             MARCH 31,
                                                     ---------------------------------       ------------------------------
                                                          1998                1997               1998              1997
                                                     -------------       -------------       ------------      ------------
Revenue:
 Product revenue                                     $       7,362       $       5,085       $     12,737      $     10,181
 Non product revenue                                             -                   -                  -             1,150
                                                     -------------       -------------       ------------      ------------
                                                             7,362               5,085             12,737            11,331
Cost of revenue:
 Product revenue                                             4,313               2,814              7,042             5,987
 Non product revenue                                             -                   -                  -                 -
                                                     -------------       -------------       ------------      ------------
                                                             4,313               2,814              7,042             5,987
                                                     -------------       -------------       ------------      ------------
Gross margin                                                 3,049               2,271              5,695             5,344

Operating expenses:
 Research and development                                    1,479               1,852              3,352             3,488
 Selling, general, and administrative                        1,372               1,466              2,493             2,852
    Asset recovery related to product line disposal              -                   -               (350)                -
                                                     -------------       -------------       ------------      ------------
Total operating expenses                                     2,851               3,318              5,495             6,340
                                                     -------------       -------------       ------------      ------------
Operating income (loss)                                        198              (1,047)               200              (996)

Interest income                                                 69                  98                138               209
Interest expense and other                                     (25)                (24)               (49)             (131)
                                                     -------------       -------------       ------------      ------------
Income (loss) before provision for income taxes                242                (973)               289              (918)

Provision for income taxes                                      21                   -                 21                 3
                                                     -------------       -------------       ------------      ------------
Net income (loss)                                    $         221       $        (973)      $        268      $       (921)
                                                     =============       =============       ============      ============

Basic net income (loss) per share:                   $        0.03       $       (0.14)       $      0.04       $     (0.13)
Diluted net income (loss) per share:                 $        0.03       $       (0.14)       $      0.04       $     (0.13)

Shares used in computing basic
net income (loss) per share                                  7,220               7,034              7,186             6,995
Shares used in computing diluted
net income (loss) per share                                  7,461               7,034              7,477             6,995

See accompanying notes to condensed consolidated financial statements

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                       1998                       1997
                                                                                  --------------             --------------
OPERATING ACTIVITIES
Net Income (loss)                                                                 $          268             $         (921)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                                                               567                        525
 Changes in operating assets and liabilities:
   Accounts receivable                                                                       750                         78
   Inventories                                                                              (565)                      (789)
   Prepaid expenses and other current assets                                                 309                        171
   Other assets                                                                               67                       (194)
   Accounts payable                                                                       (1,075)                      (565)
   Accrued expenses and other liabilities                                                   (241)                       237
   Customer deposits and deferred revenue                                                    144                       (266)
                                                                                  --------------             --------------
Net cash provided by (used in) operating activities                                          224                     (1,724)

INVESTING ACTIVITIES
Acquisition of property and equipment                                                       (236)                    (1,490)
Maturities of short term investments                                                           -                      2,608
Acquisition of short term investments                                                          -                     (2,745)
                                                                                  --------------             --------------
Net cash provided by (used in) investing activities                                         (236)                    (1,627)

FINANCING ACTIVITIES
Proceeds from borrowings under lines of credit                                               350                          -
Principal payments under capital leases                                                       (2)                       (11)
Proceeds from issuance of common stock                                                       140                        308
Issuance of note receivable from shareholders                                                  -                        (56)
Repayment of notes receivable from shareholders                                               11                         16
                                                                                  --------------             --------------
Net cash provided by (used in) financing activities                                          499                        257
                                                                                  --------------             --------------

Net increase (decrease) in cash and cash equivalents                                         487                     (3,094)
Cash and cash equivalents at beginning of period                                           4,831                      5,108
                                                                                  --------------             --------------
Cash and cash equivalents at end of period                                        $        5,318             $        2,014
                                                                                  ==============             ==============

See accompanying notes to condensed consolidated financial statements

                              PHOTON DYNAMICS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

                                                             March 31,                 September 30,
                                                                1998                        1997
                                                       ----------------------      ---------------------
     Raw materials                                          $           1,777          $           1,376
     Work-in-process                                                    3,253                      1,677
     Finished goods                                                       611                      2,023
                                                       ----------------------      ---------------------
                                                            $           5,641          $           5,076
                                                       ======================      =====================

3.   NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is effective for the Company's quarter ended December 31, 1997. The Company is required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share the dilutive effect of stock options is excluded. Approximately 778,194 options have been excluded from the calculations below for the three months ended 3/31/98 and approximately 700,547 options have been excluded from the calculations below for the nine months ended 3/31/98 as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                      THREE MONTHS ENDED MARCH 31,         SIX MONTHS ENDED MARCH 31,
                                                             ------------------------------       ----------------------------
                                                                 1998               1997             1998              1997
                                                             -----------        -----------       -----------      -----------
  Numerator for basic and diluted
  net income (loss) per share                                $       221        $      (973)      $       268      $      (921)

  Denominator for basic net income (loss) per share                7,220              7,034             7,186            6,995
  Effect of dilutive securities
   Employee stock options                                            138                  -               183                -
   Warrants                                                          103                  -               108                -
                                                             -----------        -----------       -----------      -----------
  Denominator for diluted net income (loss) per share              7,461              7,034             7,477            6,995

  Basic net income (loss) per share                          $      0.03        $     (0.14)      $      0.04      $     (0.13)
  Diluted net income (loss)  per share                       $      0.03        $     (0.14)      $      0.04      $     (0.13)

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

RESULTS OF OPERATIONS

     Revenue. Total revenues for the second quarter of fiscal 1998 increased 45% to $7.4 million from $5.1 million in the second quarter of fiscal 1997. Total revenues for the first six months of fiscal 1998 grew to $12.7 million from $11.3 million in the comparable period of 1997. The increase in fiscal 1998 revenue is largely due to sales of the Company's next generation IPT-MPS system, the ArrayChecker. In the second quarter of 1998, the Company sold five ArrayChecker units. All of the shipments planned for Korea in the first half of fiscal 1998 were shipped as of March 31, 1998. In fiscal 1997, sales to companies based in Korea represented 60% of total annual revenue. With the information currently available, the Company believes that sales to Korea in the remainder of fiscal 1998 will be substantially less in both absolute dollars and as a percentage of total revenue than in fiscal 1997 due to the general economic conditions in Korea.

     Non-product revenue in the first half of fiscal 1997 consisted of a non recurring $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea.

     Gross Margin. Overall gross margins as a percent of revenue were 41% and 45%, for the three and six month periods ended March 31, 1998, respectively, compared to 45% and 47% for the three and six month periods ended March 31, 1997. The decrease in margins in the first two quarters of 1998 was the result of a less favorable product mix and higher warranty reserves associated with the Company's newer products. It was also due to a continued investment by the Company in customer service, especially in Korea. Unlike the first half of 1997, the Company had no high margin non-product revenue during the first half of fiscal 1998. Additionally, the Company earned lower margins on systems sold to its partner in Japan, Ishikawajima-Harima Heavy Industries (IHI). Sales to IHI typically carry a lower gross margin than other sales as IHI is responsible for certain sales and support costs in Japan.

     Research and Development. The Company decreased its research and development spending to $1.5 million in the second quarter of fiscal 1998, or 20% of revenue, from $1.9 million in the second quarter of fiscal 1997, or 36% of revenue. Research and development expenses for the first six months of fiscal 1998 were $3.4 million, or 26% of revenue, compared to $3.5 million, or 31% of revenue, in the comparable period in 1997. The decrease of combined research and development spending in the second quarter of 1998 reflects the completion of the engineering projects related to the development of the Company's ArrayChecker system including a decrease in headcount over the prior year. The Company does not expect that product development expenses will decline in absolute dollar amounts in the remainder of fiscal 1998.

     Selling, General and Administrative. Selling, general and administrative expenses in the second quarter of fiscal 1998 decreased to $1.4 million, or 19% of revenue, from $1.5 million, or 29% of revenue, in the second quarter of fiscal 1997. Total selling, general and administrative expenses for the first six months of fiscal 1998 were $2.5 million, or 20% of revenue, a decrease from $2.9 million, or 25% of revenue, in the comparable period of fiscal 1997. This decrease is a result of the Company collecting receivables against which it had previously taken reserves. Without this cash collection, total selling, general and administrative costs for the first half of fiscal 1998 would have been $2.8 million. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1998 and in future periods depending on factors such as the level of the Company's revenue and other operations. Selling expenses may also fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures.

     Asset recovery related to product line disposal. During the quarter ended December 31, 1997 the Company received a payment of $350,000 in settlement of a dispute related to the cancellation of its Defect Monitoring Tool (DMT) product line. In September 1996, the Company ceased operations of its DMT product line. The DMT product group worked exclusively on a single customer project not in the flat panel market. As a result of the cancellation of this project, the associated inventory and assets of this product line which were not transferred to other products were disposed of. The Company recorded a $844,000 charge to write down the inventory and assets associated with the product line in the fourth quarter of fiscal 1996.

     Interest income. Interest income in the second quarter of fiscal 1998 decreased to $69,000 from $98,000 in the second quarter of fiscal 1997. The decrease was the result of lower cash and investment balances in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

     Interest expense and other. Interest expense and other consists of interest expense and foreign exchange gains and losses.

     Provision for Income Tax. The Company's effective tax rate for the three and six months ended March 31, 1998 was 8% and 7%, respectively. The Company's effective tax rate was lower than the statutory rate of 34% due to the utilization of loss carryforwards. The Company's effective tax rate for 1997 was 0% due to net operating losses incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its growth primarily from a combination of amounts raised in equity financings, loans, lines of credit from a bank and cash flows from operations. As of March 31, 1998, the Company had working capital of $15.6 million of which $5.3 million was cash or cash equivalents.

     Cash provided by operating activities was $224,000 for the six months ended March 31, 1998. Working capital items that significantly impacted cash balances in the period were accounts receivable and accounts payable. During the six month period ended March 31, 1998, the Company's accounts receivable balance decreased by $750,000 to $9 million. This was largely due to the fact that the Company collected certain older receivables. The Company's credit terms to customers typically extend a small portion of the payment for a period of months after shipment. Accounts payable balances decreased by $1 million during the period. This was due to the Company's pattern of inventory build-up and the timing of invoice payments.

     Capital expenditures during the first six months of fiscal 1998 were $236,000 compared to $1.5 million in the first six months of fiscal 1997. In the first quarter of fiscal 1997 the Company relocated to a new facility and as a result spent $682,000 on capital additions which related primarily to leasehold improvements for the new facility.

     The Company has a $5 million line of credit financing from Imperial Bank which expires in December 1998. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. Borrowings under this line of credit bear interest at the prime rate. At March 31, 1998, $350,000 was outstanding under this line and the Company was not in violation of any of its covenants.

     The Company believes that cash and cash equivalents and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for the next 12 months. As of March 31, 1998, the Company had no material outstanding commitments to purchase or lease capital equipment.

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

     The Company is in the process of addressing internal and external year 2000 issues. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, there can be no assurance that the Company's suppliers, vendors or other enterprises with which the Company interacts are or will be Year 2000 compliant. Failure of third-party enterprises with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

                                 RISK FACTORS

VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS; LIMITED HISTORY OF PROFITABILITY

The Company has experienced and expects to continue to experience, significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. The Company believes that the current economic conditions in East Asia and specifically Korea will have a negative impact on the Company's results of operations if the Korean Won continues to fall or remain at current levels against the U.S. dollar. This could result in lower average sales prices for the Company's products in Korea or failure to place new orders for the Company's equipment. For a further discussion of the Company's business and certain risk factors pertaining to its business, please refer to the Company's 1997 Annual Report on Form 10-KSB.


DEPENDENCE ON THE JAPANESE AND KOREAN MARKETS

     The future performance of the Company will depend, in part, upon its ability to continue to compete successfully in the Japanese and Korean markets, the two largest markets for FPD array test, inspection and repair equipment. The Company's ability to compete in such markets in the future is dependent upon continuing free trade between Korea, Japan and the U.S., the continuing ability of the Company to develop products in a timely manner that meet the technical requirements of its Japanese and Korean customers and the continuing ability of the Company to maintain satisfactory relationships with leading companies in the Japanese and Korean FPD industry. The Company believes that the Japanese and Korean companies with which it competes may have a competitive advantage in Japan and Korea because of the preference of some customers for local equipment suppliers because such customers may have longer standing or closer business relationships with such competitors. The Company's sales to Japan and Korea and results of operations will also be affected by the overall strength of the Japanese and Korean economies, including the effects of currency exchange rate fluctuations on the global competitiveness of Japanese and Korean FPD manufacturers. The Company believes that the current economic conditions in East Asia and specifically Korea will have a negative impact on the Company's results of operations if the Korean Won continues to fall against the US dollar. This could result in lower average sales prices for the Company's products in Korea or failure to place new orders for the Company's equipment.

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

RELATIONSHIP WITH IHI

     The Company has granted certain exclusive manufacturing and sales rights to IHI with respect to its array test systems developed prior to June 1997 for Japan, Korea, a number of other Asian countries, Saudi Arabia, Australia, New Zealand, India and Sri Lanka (the "IHI Territory"). Under the terms of this relationship the Company reserves the rights to manufacture certain critical components and to sell the components to IHI for inclusion in array test systems to be sold by IHI in its territory. The agreements between IHI and the Company provided for the Company to assist IHI in its sales efforts in these countries in exchange for a commission. This relationship continued on an exclusive basis for the IHI territory until June 1997, since which time IHI has had non-exclusive manufacturing and sales rights in its territory. In exchange for these rights, IHI has provided significant funding for development of the array test systems, which funding substantially enhanced the Company's ability to complete development of these systems in a timely fashion. To date, IHI has allowed Photon Dynamics to manufacture all array test systems sold by IHI in the IHI territory. IHI had agreed to allow Photon Dynamics to sell directly all array test systems outside Japan through June 1997. Since June 1997, IHI and the Company have been operating under a memorandum of understanding whereby IHI continues to sell array test systems in Japan and the Company sells directly outside Japan in the IHI territory. IHI and the Company are currently in negotiations for IHI to be the exclusive reseller of all of the Company's products in Japan. IHI would continue to perform all support and service for system units in Japan, while Photon would provide support and service in the remainder of the IHI territory. There can be no guarantee that the Company and IHI will successfully complete these negotiations on favorable terms to the Company.

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

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on January 27, 1998. Matters voted upon at the meeting included:

       1) Election of directors (listed below)

       The following directors were elected to hold office until the next Annual Meeting of Shareholders of the Company:

       Director                       For              Withheld
       --------                       ---              --------
       Floyd Kvamme...............    6,048,423          52,030
       Vincent Sollitto...........    6,046,373          54,080
       Francois Henley............    5,416,324         684,129
       Barry Cox..................    6,048,623          51,830
       Michael Kim................    6,050,423          50,030
       Steven Krausz..............    6,050,423          50,030
       Malcolm Thompson...........    5,415,424         685,029


       2) Approval of an increase in shares reserved for issuance under the 1995 Stock Option Plan by 300,000 from 810,943 shares to 1,110,943.

       For........................    3,097,752
       Against....................      761,544
       Abstained..................       24,586
       No Vote....................    2,216,571

       3) Approval of an increase in shares reserved for issuance under the 1995 Employee Stock Purchase Plan by 100,000 from 100,000 shares to 200,000.

       For........................    3,157,151
       Against....................      715,295
       Abstained..................       11,436
       No Vote....................    2,216,571

       4) Approval of the appointment of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending September 30, 1998.

       For........................    6,066,267
       Against....................       18,161
       Abstained..................       16,025
       No Vote....................            0


ITEM 5.  OTHER INFORMATION
--------------------------

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

 (a) EXHIBITS

     27 Financial Data Schedule

 (b) REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on April 9, 1998 for the purpose of disclosing the effect of adoption of FAS 128, "Earnings per Share", on the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PHOTON DYNAMICS, INC.
                                            (Registrant)



Date: May 15, 1998                          /s/ Vincent Sollitto
                                            ------------------------------------
                                            Vincent Sollitto
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)





Date: May 15, 1998                          /s/ Howard Bailey
                                            ------------------------------------
                                            Howard Bailey
                                            Chief Financial Officer and
                                             Secretary
                                            (Principal Financial and
                                             Accounting Officer)