Form 10-Q
period 1998-06-30
PHOTON DYNAMICS INC
filed 1998-08-12
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                         ---       ---

As of August 10, 1998 7,320,625 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS

                                           PART I: FINANCIAL INFORMATION                                   PAGE
                                                                                                           ----
ITEM 1.       Financial Statements (unaudited)
              Condensed Consolidated Balance Sheets  June 30, 1998 and September 30, 1997.............       2
              Condensed Consolidated Statements of Income - three and nine months ended June 30, 1998
                and 1997..............................................................................       3
              Condensed Consolidated Statements of Cash Flows - nine months ended June 30, 1998 and
                1997..................................................................................       4
              Notes to Condensed Consolidated Financial Statements....................................       5

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...       6
              Risk Factors............................................................................       8

                                             PART II: OTHER INFORMATION

ITEM 1.       Legal Proceedings.......................................................................      13
ITEM 2.       Changes in Securities...................................................................      13
ITEM 3.       Defaults Upon Senior Securities.........................................................      13
ITEM 4.       Submission of Matters to a Vote of Security Holders.....................................      13
ITEM 5.       Other Information.......................................................................      13
ITEM 6.       Exhibits and Reports on Form 8-K........................................................      13

              Signatures..............................................................................      14

                             Photon Dynamics, Inc.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                          JUNE 30, 1998            SEPTEMBER 30, 1997
                                                                      ---------------------       --------------------
                                                                           (UNAUDITED)
                              ASSETS
Current assets:
 Cash and cash equivalents                                                    $  6,215                  $  4,831
 Accounts receivable, net                                                        8,006                     9,785
 Inventories                                                                     5,758                     5,076
 Prepaid expenses and other current assets                                         256                       512
                                                                              --------                  --------
 Total current assets                                                           20,235                    20,204

Property, equipment, and leasehold improvements, net                             1,849                     2,226

Other assets                                                                       430                       773
                                                                              --------                  --------
Total assets                                                                  $ 22,514                  $ 23,203
                                                                              ========                  ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                             $  1,741                  $  2,666
 Accrued expenses and other liabilities                                          2,569                     2,489
 Customer deposits and deferred revenue                                            111                       276
 Current portion of long-term debt                                                   4                         4
                                                                              --------                  --------
Total current liabilities                                                        4,425                     5,435

Noncurrent portion of long-term debt                                                 3                         6
Commitments and contingencies

Shareholders' equity:
 Common stock                                                                   38,791                    38,573
 Accumulated deficit                                                           (20,365)                  (20,682)
 Foreign currency translation adjustment and other                                (241)                      (14)
 Notes receivable from shareholders                                                (99)                     (115)
                                                                              --------                  --------
 Total shareholders' equity                                                     18,086                    17,762
                                                                              --------                  --------
 Total liabilities and shareholders' equity                                   $ 22,514                  $ 23,203
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

                             Photon Dynamics, Inc.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                     ------------------------------------       --------------------------------
                                                           1998                 1997                 1998               1997
                                                     -------------       ----------------       ------------      --------------
Revenue:
 Product revenue                                            $5,625              $6,821              $18,362             $17,002
 Non product revenue                                             -                   -                    -               1,150
                                                            ------              ------              -------             -------
                                                             5,625               6,821               18,362              18,152
Cost of revenue:
 Product revenue                                             3,061               3,455               10,103               9,442
 Non product revenue                                             -                   -                    -                   -
                                                            ------              ------              -------             -------
                                                             3,061               3,455               10,103               9,442
                                                            ------              ------              -------             -------
Gross margin                                                 2,564               3,366                8,259               8,710

Operating expenses:
 Research and development                                    1,386               2,199                4,738               5,687
 Selling, general, and administrative                        1,235               1,291                3,728               4,143
 Asset recovery related to product line disposal                 -                   -                 (350)                  -
                                                            ------              ------              -------             -------
Total operating expenses                                     2,621               3,490                8,116               9,830
                                                            ------              ------              -------             -------
Operating income (loss)                                        (57)               (124)                 143              (1,120)

Interest income                                                 46                  76                  184                 285
Interest expense and other                                      60                  92                   11                 (39)
                                                            ------              ------              -------             -------
Income (loss) before provision for income taxes                 49                  44                  338                (874)

Provision for income taxes                                       -                  17                   21                  20

                                                            ------              ------              -------             -------
Net income (loss)                                           $   49              $   27              $   317             $  (894)
                                                            ======              ======              =======             =======

Basic net income (loss) per share:                          $ 0.01              $ 0.00              $  0.04             $ (0.13)
Diluted net income (loss) per share:                        $ 0.01              $ 0.00              $  0.04             $ (0.13)

Shares used in computing basic
 net income (loss) per share                                 7,269               7,058                7,214               7,016
Shares used in computing diluted
 net income (loss) per share                                 7,586               7,493                7,513               7,016

See accompanying notes to condensed consolidated financial statements

                             Photon Dynamics, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                     NINE MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                             1998                        1997
                                                                                            ------                      -------
OPERATING ACTIVITIES
Net Income (loss)                                                                           $  317                      $  (894)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization                                                                 860                          849
 Changes in operating assets and liabilities:
   Accounts receivable                                                                       1,780                       (1,865)
   Inventories                                                                                (682)                        (774)
   Prepaid expenses and other current assets                                                   256                           72
   Other assets                                                                                116                         (144)
   Accounts payable                                                                           (925)                        (923)
   Accrued expenses and other liabilities                                                       80                          636
   Customer deposits and deferred revenue                                                     (165)                        (256)
                                                                                            ------                      -------
Net cash provided by (used in) operating activities                                          1,637                       (3,299)

INVESTING ACTIVITIES
Acquisition of property and equipment                                                         (484)                      (1,753)
Disposal of property and equipment                                                               -                          453
Maturities of short term investments                                                             -                        6,811
Acquisition of short term investments                                                            -                       (2,745)
                                                                                            ------                      -------
Net cash provided by (used in) investing activities                                           (484)                       2,766

FINANCING ACTIVITIES
Borrowings/ (repayment) under line of credit                                                     -                          500
Principal payments under capital leases                                                         (3)                         (15)
Proceeds from issuance of common stock, net of issuance costs                                  218                          341
Issuance of note receivable from shareholders                                                    -                          (56)
Payment of note receivable from shareholders                                                    16                           21
                                                                                            ------                      -------
Net cash provided by financing activities                                                      231                          791

Net increase in cash and cash equivalents                                                    1,384                          258
Cash and cash equivalents at beginning of period                                             4,831                        5,108
                                                                                            ------                      -------
Cash and cash equivalents at end of period                                                  $6,215                      $ 5,366
                                                                                            ======                      =======

See accompanying notes to condensed consolidated financial statements

                              PHOTON DYNAMICS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.


2.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

                                       June 30,                September 30,
                                         1998                      1997
                                       --------                -------------
Raw materials                          $1,676                     $1,376
Work-in-process                         2,692                      1,677
Finished goods                          1,390                      2,023
                                       ------                     ------
                                       $5,758                     $5,076
                                       ======                     ======


3.   NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which became effective during the Company's quarter ended December 31, 1997. The Company is required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share the dilutive effect of stock options is excluded. Approximately 682,357 options have been excluded from the calculations below for the three months ended June 30, 1998 and approximately 692,801options have been excluded from the calculations below for the nine months ended June 30, 1998 as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)                 THREE MONTHS ENDED JUNE 30,            NINE MONTHS ENDED JUNE 30,
                                                         ---------------------------            --------------------------
                                                            1998             1997                 1998              1997
                                                         ----------       ----------            --------         --------
 Numerator for basic and diluted
 net income (loss) per share                                $   49          $   27               $  317           $ (894)

 Denominator for basic net income (loss) per share           7,269           7,058                7,214            7,016
 Effect of dilutive securities
  Employee stock options                                       207             154                  191                -
  Warrants                                                     109             281                  108                -
                                                            ------         -------               ------           ------
 Denominator for diluted net income (loss) per share         7,586           7,493                7,513            7,016

 Basic net income (loss) per share                          $ 0.01          $ 0.00               $ 0.04           $(0.13)
 Diluted net income (loss)  per share                       $ 0.01          $ 0.00               $ 0.04           $(0.13)

                              PHOTON DYNAMICS, INC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements Among the factors that could cause actual results to differ materially are those discussed under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q. In addition, you should consult the risk factors listed from time to time in the Company's reports on Form 10-KSB, and annual reports to shareholders.

  The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1997.

RESULTS OF OPERATIONS

  Revenue. Total revenues for the third quarter of fiscal 1998 decreased 18% to $5.6 million from $6.8 million in the third quarter of fiscal 1997. Total revenues for the first nine months of fiscal 1998 grew slightly to $18.4 million from $18.2 million in the comparable period of 1997. The decrease in revenue for the third quarter of fiscal 1998 is due to decreased capital spending by flat panel display ("FPD") manufacturers located in Asia in response to current adverse economic conditions in the region, particularly in Korea and Japan. In fiscal 1997, sales to companies based in Korea represented 60% of the Company's total annual revenue. Based upon the information currently available, the Company believes that sales to Korea in fiscal 1998 will be substantially less in both absolute dollars and as a percentage of total revenue than in fiscal
1997.   Modest increases in year-to-date sales to Japan as compared to the prior year have helped to offset this decrease in Korean sales; however, the Company has seen no indications that this trend will continue beyond the current fiscal year.

  Non-product revenue in the first half of fiscal 1997 consisted of a non recurring $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea.

  Gross Margin. Gross margins as a percent of revenue were 46% and 45% for the three and nine month periods ended June 30, 1998, respectively, compared to 49% and 48% for the three and nine month periods ended June 30, 1997, respectively. The decrease in gross margins in fiscal 1998 was the result of a less favorable product mix and higher warranty reserves associated with the Company's newer products. It was also due to a continued investment by the Company in customer service, especially in Korea. Furthermore, unlike 1997, the Company had no high margin non-product revenue during the first nine months of fiscal 1998. Additionally, the Company earned lower margins on systems sold to its partner in Japan, Ishikawajima-Harima Heavy Industries (IHI). Sales to IHI typically carry a lower gross margin than other sales because IHI is responsible for certain sales and support costs in Japan.

  Research and Development. The Company decreased its research and development spending to $1.4 million in the third quarter of fiscal 1998, or 25% of revenue, from $2.2 million in the third quarter of fiscal 1997, or 32% of revenue. Research and development spending for the first nine months of fiscal 1998 was $4.7 million, or 26% of revenue, compared to $5.7 million, or 31% of revenue, in the comparable period in 1997. The decrease in research and development spending in 1998 reflects the completion of the engineering projects related to the development of the Company's ArrayChecker system, including a decrease in spending on prototype materials and outside consultants. The Company does not expect that research and development expenses will decline in absolute dollar amounts in the remainder of fiscal 1998.

  Selling, General and Administrative. Selling, general and administrative expenses in the third quarter of fiscal 1998 decreased to $1.2 million, or 22% of revenue, from $1.3 million, or 19% of revenue, in the third quarter of fiscal 1997. Selling, general and administrative expenses for the first nine months of fiscal 1998 were $3.7 million, or 20% of revenue, a decrease from $4.1 million, or 23% of revenue, in the comparable period of fiscal 1997. This decrease is a result of the Company's collecting receivables against which it had previously taken reserves. Without this cash collection, selling, general and administrative expenses for the first nine months of fiscal 1998 would have been $4 million. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1998 and in future periods depending on factors such as the level of the Company's revenue and other operations.
Selling expenses may also fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures.

  Asset Recovery Related to Product Line Disposal. During the quarter ended December 31, 1997, the Company received a payment of $350,000 in settlement of a dispute related to the cancellation of its Defect Monitoring Tool (DMT) product line. In September 1996, the Company ceased operations of its DMT product line. The DMT product group worked exclusively on a single customer project not in the FPD market. As a result of the cancellation of this project, the Company disposed of the associated inventory and assets of this product line which were not transferred to other products.

  Interest Income. Interest income in the third quarter of fiscal 1998 decreased to $46,000 from $76,000 in the third quarter of fiscal 1997. The decrease was the result of lower average cash and investment balances.

  Interest Expense and Other. Interest expense and other consists of interest expense and foreign exchange gains and losses. It also includes funds received from a vendor in conjunction with the sale of obsolete inventory and a small settlement from an insurance claim during the first quarter of 1998.

  Provision for Income Tax. The Company's effective tax rate for the three and nine months ended June 30, 1998 was 0% and 6%, respectively. The Company's effective tax rate was lower than the statutory rate of 34% due to the utilization of loss carryforwards. The Company's effective tax rate for 1997 was 0% due to net operating losses incurred during the period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its growth primarily from a combination of amounts raised in equity financings, loans, lines of credit from a bank and cash flows from operations. As of June 30, 1998, the Company had working capital of $15.8 million of which $6.2 million was cash or cash equivalents.

  Cash provided by operating activities was $1.6 million for the nine months ended June 30, 1998. Working capital items that significantly impacted cash balances in the period were accounts receivable and accounts payable. During the nine month period ended June 30, 1998, the Company's accounts receivable balance decreased by $1.8 million to $8 million. This was largely due to the fact that the Company collected certain older receivables. The Company's credit terms to customers typically extend a small portion of the payment for a period of months after shipment. Accounts payable balances decreased by $925,000 during the period. This was due to the Company's pattern of inventory build-up in line with current revenue expectations.

  Capital expenditures during the first nine months of fiscal 1998 were $484,000 compared to $1.8 million in the first nine months of fiscal 1997. In the first quarter of fiscal 1997, the Company relocated to a new facility and as a result spent $682,000 on capital additions which related primarily to leasehold improvements for the new facility.

  The Company has a $5 million line of credit from Imperial Bank which expires in December 1998. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. Borrowings under this line of credit bear interest at the prime rate. At June 30, 1998, no amounts were outstanding under this line and the Company was not in violation of any of its covenants.

  The Company believes that cash and cash equivalents and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for the next 12 months. As of June 30, 1998, the Company had no material outstanding commitments to purchase or lease capital equipment.

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

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

  The Company is in the process of addressing internal and external year 2000 issues. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, there can be no assurance that the Company's suppliers, vendors or other enterprises with which the Company interacts are or will be Year 2000 compliant. Failure of third-party enterprises with which the Company interacts to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  RISK FACTORS

VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS; LIMITED HISTORY OF PROFITABILITY

The Company has experienced and expects to continue to experience, significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter, due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. The Company believes that the current economic conditions in East Asia and specifically Korea, have had and will continue to have a negative impact on the Company's results of operations. The continued fall of the Korean won against the U.S. dollar has resulted and may continue to result in a failure to place new orders for the Company's equipment by Korean FPD manufacturers.

DEPENDENCE ON THE JAPANESE AND KOREAN MARKETS

  The future performance of the Company will depend, in part, upon its ability to continue to compete successfully in the Japanese and Korean markets, the two largest markets for FPD array test, inspection and repair equipment. The Company's ability to compete in such markets in the future is dependent upon continuing free trade between Korea, Japan and the U.S., the continuing ability of the Company to develop products in a timely manner that meet the technical requirements of its Japanese and Korean customers and the continuing ability of the Company to maintain satisfactory relationships with leading companies in the Japanese and Korean FPD industry. The Company believes that the Japanese and Korean companies with which it competes may have a competitive advantage in Japan and Korea because of the preference of some customers for local equipment suppliers because such customers may have longer standing or closer business relationships with such competitors. The Company's sales to Japan and Korea and results of operations will also be affected by the overall strength of the Japanese and Korean economies, including the effects of currency exchange rate fluctuations on the global competitiveness of Japanese and Korean FPD manufacturers. The Company believes that the current economic conditions in East Asia and specifically Korea, have had and will continue to have a negative impact on the Company's results of operations. The continued fall of the Korean won against the U.S. dollar has resulted and may continue to result in a failure to place new orders for the Company's equipment by Korean FPD manufacturers.

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

DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS

  The markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new or recently introduced products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in the FPD industry. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and the willingness of those customers to share information with the Company. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations. The Company's future results of operations are highly dependent on the continuing market introduction, marketing and cost-effective manufacture of the Company's array test product line, of which a new version, the ArrayChecker, first shipped in September 1997. The Company continues to perform research and development work with respect to the array test systems to attain additional performance specifications, including increased throughput levels and detection sensitivity. The Company has experienced delays in the development of performance specifications required by new and existing customers. No assurance can be given that development efforts related to other performance parameters will be successful. The Company believes that future orders of array test systems will be dependent on its ability to attain requested throughput levels and other performance parameters. The Company has experienced delays in obtaining final acceptance and final payment on some products. If products have performance, reliability or quality problems or shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses which may have an adverse effect on the Company's results of operations. In addition, future growth in sales of the Company's products will depend upon the acceptance of the Company's array test or inspection technologies by a broader group of customers. Such Customers include additional international customers and FPD manufacturers which currently do not perform the type of FPD array test or inspection offered by the Company's products or which utilize alternative technologies for, or methods of, inspection, such as "open/short" array testing and human visual inspection. Because of the large capital commitment involved in the construction and operation of an FPD manufacturing facility, the decision by an FPD manufacturer to purchase the Company's array test or inspection systems involves a significant technological and financial commitment as compared to current alternatives such as human inspection and "open/short" array testers. There can be no assurance that the Company will be successful in obtaining broader acceptance of its array test or inspection technologies. Failure to achieve broader acceptance would have an adverse effect on the Company's business and results of operations.


DEPENDENCE ON SINGLE OR LIMITED SUPPLIERS

  Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers, including Kodak Corporation and Dover Corporation. The Company has not entered into any formal agreements with such suppliers, other than long term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's business and results of operations.

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

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       None.


ITEM 5.  OTHER INFORMATION
--------------------------

   Rider 13A:

      Pursuant to recent changes to the proxy rules, unless a shareholder who wishes to bring a matter before the shareholders at the Company's 1999 annual meeting of shareholders notifies the Company of such a matter prior to November 16, 1998, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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





                                               PHOTON DYNAMICS, INC.
                                                   (Registrant)



Date: August 12, 1998               /s/ Vincent Sollitto
                                    ----------------------------------------
                                    Vincent Sollitto
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)





Date: August 12, 1998               /s/ Vincent Sollitto
                                    ----------------------------------------
                                    Vincent Sollitto
                                    Acting Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)