Form 10QSB/A
period 1997-12-31
PHOTON DYNAMICS INC
filed 1998-11-16
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A

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

As of February 12, 1998, 7,214,655 shares of the Issuer's Common Stock, no par value, were outstanding.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PHOTON DYNAMICS, INC.


Date:   November 16, 1998            /s/ Vincent Sollitto
                                     -------------------------------------
                                     Vincent Sollitto
                                     Chief Executive Officer and Director
                                     (Principal Executive OFficer)



Date:   November 16, 1998            /s/ Richard Dissly
                                     -------------------------------------
                                     Richard Dissly
                                     Chief Financial Officer and Assistant
                                     Secretary