Form 10QSB/A
period 1998-03-31
PHOTON DYNAMICS INC
filed 1998-11-16
CIK 1002663

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-27234

                             PHOTON DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                               94-3007502
(State or other jurisdiction of       (I.R.S.. Employer Identification No.)
incorporation or organization)


     6325 SAN IGNACIO, SAN JOSE, CA                         95119
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

As of May 14, 1998, 7,270,864 shares of the Issuer's Common Stock, no par value, were outstanding.

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