Form 10KSB40
period 1998-09-30
PHOTON DYNAMICS INC
filed 1998-12-18
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

  [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (the "Exchange Act") for the fiscal year ended
     September 30, 1998.

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                        Commission File Number: 0-27234

                             PHOTON DYNAMICS, INC.
       (Exact name of small business issuer as specified in its charter)

                 CALIFORNIA                                      94-3007502
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)

                            6325 SAN IGNACIO AVENUE
                              SAN JOSE, CA 95119
                   (Address of principal executive offices)

                                (408) 226-9900
                          (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:
                                     NONE

        Securities registered under Section 12(g) of the Exchange Act:
                                 COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the year ended September 30, 1998 was $22,420,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on December 9, 1998, as reported on the Nasdaq National Market, was approximately $23,063,169. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 9, 1998 the Registrant had outstanding 7,425,415 shares of Common Stock.

Transitional Small Business Disclosure Format (check one)  Yes [_]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB report.

                             PHOTON DYNAMICS, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                               SEPTEMBER 30, 1998

NO.                                                                                               PAGE
---                                                                                               ----

                                     PART I

Item 1.   Business...............................................................................   3
Item 2.   Properties.............................................................................  15
Item 3.   Legal Proceedings......................................................................  15
Item 4.   Submission of Matters to a Vote of Security Holders....................................  15

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............  16
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  18
Item 7.   Consolidated Financial Statements and Supplementary Data...............................  23
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  36

                                    PART III

Item 9.   Directors and Officers of the Registrant...............................................  37
Item 10.  Executive Compensation.................................................................  38
Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................  38
Item 12.  Certain Relationships and Related Transactions.........................................  38
Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  38

  The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-QSB and annual reports to shareholders. Among the factors that could cause actual results to differ materially are those discussed under "Factors That May Affect Future Results" and elsewhere in this Form 10-KSB.

                                    PART I

ITEM 1: DESCRIPTION OF BUSINESS

THE COMPANY

  Photon Dynamics, Inc. ("Photon Dynamics" or the "Company") is a leading worldwide supplier of array test, inspection and repair systems for the flat panel display ("FPD") industry. The Company's systems are used to control, monitor and refine the manufacturing process to increase the yield of FPDs, to reduce materials loss, to transition new FPD designs from research and development to commercial production and to assist in the rapid start-up of new FPD manufacturing facilities. While certain aspects of the manufacturing processes for FPDs are similar to manufacturing processes for semiconductor devices, materials costs represent a substantially higher percentage of the cost of an FPD as compared with semiconductor devices. As a result, the need for array test and inspection of FPDs goes beyond the need to improve yields as FPD manufacturers seek to identify defects early in the manufacturing process either to avoid investment of further materials cost or to repair the defect before further manufacturing steps make it less accessible. The Company believes that more of its systems have been used by manufacturers of active matrix liquid crystal displays ("AMLCDs") and other advanced FPDs to array test, inspect and repair more VGA and other higher resolution FPDs than any other currently available competitive system. The Company believes that the experience it has acquired from the wide use of its systems has enabled it to become a leading technical innovator of array test, inspection and repair equipment for advanced FPD manufacturers.

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

  Different applications for FPDs have varying cost, size and performance requirements, and alternative FPD technologies have been developed to address these different applications. Different types of FPDs that are currently being produced to address certain segments in the broader FPD market include liquid crystal ("LCD"), plasma ("PDP"), electroluminescent ("EL"), field emissive displays ("FED"), organic light emitting diode ("OLED"), digital micro-mirror devices ("DMDs") and mini and micro displays utilizing liquid crystal on silicon ("LCOS"). Currently the most common type of FPD is the LCD, which first emerged in the form of watch and calculator displays in the 1970s. The most advanced form of LCD available today is the thin-film transistor ("TFT") AMLCD which utilizes three individual emissive transistors at each pixel, enabling the AMLCD both to produce full color images and to operate at much faster refresh rates than earlier passive monochrome LCDs. The color capability, resolution, speed and picture quality of AMLCDs currently make these displays a preferred choice for high performance portable computers, multimedia and other applications requiring the display of video and graphics. The trend toward higher resolution video and graphic displays has been reflected in the evolution from VGA displays (640 x 480 lines of resolution) to SVGA displays (800 x 600 lines of resolution) to XGA displays (1,024 x 768 lines of resolution) which in turn are being replaced by next-generation SXGA displays (1,280 x 1,024 lines of resolution) and soon UXGA displays (1,600 x 1,200 lines of resolution). To achieve higher resolution display capability and enhanced picture quality, the number of pixels integrated in AMLCDs is increased, which in turn increases the complexity of the manufacturing process.

 The AMLCD Flat Panel Display Manufacturing Process

  The manufacture of AMLCDs is an extremely complex process, which is developed and refined for different panel sizes and resolutions through research and development, pre-production prototyping and commercial production. Manufacturing an AMLCD involves a series of three principal steps. The first step is to build an active array of thin-film transistors on a substrate through a photolithography process, which is essentially the same step used to create electronic circuitry on a semiconductor device. In an SVGA-quality color AMLCD, there are three transistors (red, green and blue) at each pixel and typically 1,440,000 transistors in total with geometric line widths for each transistor of between three and five microns. The next step involves attaching a color filter to the transistor-embedded substrate and injecting liquid crystal material between the color filter and the transistor array. The color filter enables the display to attain color capability by selectively filtering out the light emissions from each multi-color pixel array to produce the desired color mix in the displayed image. At this second step, the "cell" for each pixel is created through the combination of transistors and a color filter. The last step in the process is to package the display and attach the necessary "driver" electronics that will interpret and convert the electronic signals directed by the computer or other electronic system to the AMLCD and cause it to display the desired text, graphics and video images. This step also involves sealing the FPD and installing the interface electronics.

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

  The ability of FPD manufacturers to improve yields of AMLCDs and other FPDs depends in large part on their ability to array test and inspect displays during the manufacturing process and to use array test and inspection data to refine the manufacturing process. Through inspection, the FPD manufacturer seeks to identify defects at an early stage in the process to repair and save the product or to avoid adding more cost to a defective product with continued manufacturing. The Company estimates that 80% of the overall cost of manufacturing a typical full color AMLCD is incurred in later stage manufacturing steps after the primary transistor array has been developed on the glass substrate. Material costs can be reduced through in-process array testing if yield defects in the manufacturing process can be properly detected at earlier stages. In addition, systematized inspection provides qualitative feedback to the FPD manufacturer and enables it to address yield problems and enhance the manufacturing process. Because of this critical role of yield in reducing FPD manufacturing costs, the FPD industry is now generally recognizing the need for automated FPD array test, inspection and repair equipment and seeking yield-enhancing solutions at all stages of the FPD manufacturing process. This need has become much more acute recently as AMLCDs have become increasingly more complex and the market has evolved from existing VGA and SVGA standard displays to the higher resolution XGA and SXGA displays.

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

 Array Test Systems (Test Systems)

  The Company's array test systems use the Company's proprietary Voltage Imaging(TM) technology to detect, locate, quantify and characterize electrical contamination and other defects in AMLCD arrays after the completion of the first major step of production, the construction of the transistor array on the glass substrate. The systems incorporate a computer workstation and proprietary image processing software to display pixel images and information which not only allows manufacturers to determine whether individual pixels or lines of pixels are functional, but also allows them to find more subtle defects such as individual pixel voltage variations early in the production process. In addition, these systems generate point and line defect data files specifying the exact location of each defect, which data can then be used for statistical process control or downloaded to the Company's repair systems to effect repairs. The systems also perform key procedures involved in the array testing process, including running test sequences and loading, unloading and sorting substrates. The array test systems can be adapted to test different panel sizes in less than three hours, as compared with systems using probe card technology, which the Company estimates can require up to 16 hours. The currently available ArrayChecker system is an enhanced version of earlier array test systems that uses optimized processing software, graphical user interface and materials transport features. These features have been designed to enable the ArrayChecker system to achieve throughput rates that are closer to conventional probe card based systems while providing the same functionality, flexibility and cost-efficient features of the earlier array test systems.

 Flat Panel Inspection Systems (FIS or Inspection Systems)

  The Company's Flat Panel Inspection (FIS) systems use the Company's proprietary N-Aliasing(TM) technology to inspect almost any type and size of commercially available FPD panel for optical defects after the completion of the cell stage of production. FIS systems are also designed to perform inspection after final module assembly of FPD panels. The systems use a single high-resolution CCD camera and workstation driven by the Company's N-Aliasing(TM) software to quantitatively measure critical optical qualities such as contrast, luminance and color balance and to precisely locate blemish, line, cluster and individual pixel defects. Test data generated by the systems is displayed on a video monitor to permit immediate visual interpretation and can be stored or sent to a repair system to effect repairs. Inspection systems comprise a family of products that offer different levels of resolution, functionality and flexibility to suit customers' needs. Currently available systems include the FIS250, PanelMaster 300, SpotLite, Muralook, and MicroMaster. The systems are available either as stand-alone units or as modular systems designed to be integrated with manufacturers' material handling equipment.

 Array Repair System (Repair System)

  The Company's repair systems use a laser to repair opens and shorts in AMLCD and passive LCD panels. These repair systems can use defect files downloaded from the Company's array test or inspection systems to automatically locate the defects in the panel so that the operator can decide whether or not to repair them. This capability saves operator time searching for the defects among the hundreds of thousands of pixels on a display. The repair systems repair shorts by cutting away excess material and opens by welding a new connection to a recovery ring. The latest repair systems feature unique BeamBlender(TM) laser technology. The feature allows manufacturers to blend two laser frequencies in certain ratios for cutting or welding.

INTELLECTUAL PROPERTY

  The Company has been issued 32 U.S. patents with respect to its FPD array test, inspection and repair technologies and has certain U.S. and foreign applications pending. The Company has a number of U.S. patents related to its Voltage Imaging(TM) technology and has applied for U.S., Japanese and Korean patents related to this technology as well as its N-Aliasing(TM) technology. No patents are scheduled to expire before 2010, subject to payment of applicable maintenance fees. In addition, Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), have jointly filed patent applications in Japan relating to certain aspects of the array test systems.

  The Company frequently reviews its inventions and attempts to determine which inventions will provide substantial differentiation between the Company's products and those of its competitors. In certain cases, the Company may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in the Company's manufacturing processes. The Company has entered into non-disclosure agreements to protect its proprietary technology with its employees and consultants and in some instances with its suppliers, its customers and IHI. Because of rapid technological developments in the electronics and FPD industries and the broad and rapidly developing patent coverage in such industries, the patent position of any manufacturer, including the Company, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents and is currently processing additional patent applications, there can be no assurance that patents will issue from any pending applications or that claims allowed by any existing or future patents issued to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the

Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's results of operations or financial condition. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which also could result in substantial cost to the Company. See "Factors That May Affect Future Results--Patents and Proprietary Rights".

RESEARCH AND DEVELOPMENT

  The market for FPD array test, inspection and repair systems is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their product needs. Photon Dynamics' current research and development efforts are directed to increasing the performance of its flat panel inspection and array test systems and expanding the application of its inspection systems for use in other related markets. Because the software incorporated by the Company into its products represents a significant portion of the value added by these products, almost one-half of the Company's research and development personnel are focused on software development.

  The Company's research and development expenses were $5.9 million and $7.8 million in fiscal 1998 and fiscal 1997, respectively, or 26% and 32% of revenue, respectively. Research and development expenses consist primarily of salaries, project materials and other costs associated with the Company's ongoing efforts to improve and enhance the Company's products.

  The Company has obtained substantial development funding from IHI with respect to the Company's array test systems. IHI has provided funding for initial feasibility studies and development of the first prototypes of array test systems, and since 1990 IHI has provided to the Company in excess of $8 million in research and development funding with respect to the array test systems. In exchange for this funding IHI has been granted certain licenses and joint ownership rights to the developed technology. See "Factors That May Affect Future Results--Relationship with IHI."

  The Company has entered into contracts with the U.S. government and private companies, including IHI, to develop products, which Photon Dynamics is then able to sell with certain restrictions. Photon Dynamics generally owns all of the intellectual property developed under these contracts. However the Company has licensed certain rights to its array test technology to the U.S. government which may transfer its license to a third party for use in products sold to U.S. customers in the event the Company becomes unable to deliver array test systems to U.S. customers.

CUSTOMERS, SALES AND SERVICE

  The Company sells its products to leading FPD manufacturers. Sales to LG Electronics, Inc., an affiliate of the Company, represented 27% and 26% of revenue in fiscal 1998 and fiscal 1997. Overall, the Company's top four customers contributed 92% of revenue in fiscal 1998, as compared to 83% of revenue in fiscal 1997. International sales accounted for 96% and 98% of revenue in fiscal 1998 and 1997, respectively. See "Factors That May Affect Future Results Dependence on Principal Customers" and "International Operations".

  Photon's revenue is obtained primarily to flat panel display manufacturers and to a lesser extent, through value added resellers in Japan and Korea. During fiscal 1997, the Company entered into an agreement with a Korean company to be the exclusive value added reseller of the Company's inspection products in Korea. Sales to this reseller dropped to $ .5 million in fiscal 1998, from $2.7 million in 1997. During fiscal 1997, the Company also entered into a memorandum of understanding with IHI, expanding the number of product lines sold and serviced in Japan by IHI from one to three. Previously the Company marketed its inspection and repair systems directly through its subsidiary, KKPD. In the quarter ended June 30, 1997, the Company shipped its first inspection and repair systems to IHI. During fiscal 1998, the Company continued to work under the provisions of the memorandum of understanding with IHI. Sales to IHI were $10.1 million in fiscal 1998 as compared to $6.4 million in fiscal 1997. The final agreement with IHI is expected to be signed during the next six months. There can be no assurance that the final agreement will be negotiated on a timely basis or on terms favorable to the Company. See "Factors That May Affect Future Results--Relationship with IHI".

  In the U.S., the Company maintains its sales and service office at its headquarters in San Jose, California. In Asia, the Company has subsidiaries in Tokyo, Japan and Seoul, Korea that provide direct sales and service support. Direct marketing, sales and service personnel located in Japan and Korea staff the Asian sales and service operations. In addition, in Japan the Company's products are also serviced by IHI.

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

MANUFACTURING AND SUPPLIERS

  The Company's principal manufacturing activities take place in San Jose, California and consist primarily of assembling and testing components and subassemblies which are acquired from third party vendors and then integrated into Photon Dynamics' finished products. Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high-speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers. The Company has not entered into any formal agreements with such suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's results of operations.

  The Company schedules production based upon firm customer commitments and anticipated orders during the planning cycle. The Company generally expects to be able to accept a customer order, build the required machinery and ship to the customer within 16 weeks. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. The Company works in close collaboration with its employees, customers and suppliers and trains all of its employees in basic quality. Although the Company conducts final testing of its systems and assembles certain components under limited clean room conditions, most manufacturing occurs in standard manufacturing space. Therefore the Company believes that it has the additional manufacturing space to respond to higher demand.

  The Company has granted certain exclusive rights to IHI to manufacture array test systems developed prior to June 1997 for Japan, Korea and the rest of the IHI Territory. Under the terms of the Company's agreements with IHI, Photon Dynamics retains the right to manufacture certain critical components for the array test systems and to sell these components to IHI at prices that are established annually, and IHI has the right to manufacture and assemble the balance of the array test systems to be sold in its territories. To date, IHI has allowed Photon Dynamics to manufacture all array test systems for IHI, which has acted as a distributor in Japan and performed customization of the array test systems for the Japanese market and its individual customers in that market. To the extent IHI determines in the future to exercise fully its contractual right to manufacture and sell these systems for the IHI territory, such action would reduce revenue of the Company attributable to these IHI manufactured array test systems and may have a material adverse effect on the Company's results of operations. See "Factors That May Affect Future Results--Relationship with IHI"

BACKLOG

  As of September 30, 1998, the Company's backlog was approximately $8.3 million as compared to approximately $12.4 million as of September 30, 1997. In addition, approximately 82% of the Company's backlog at fiscal 1998 year-end was comprised of orders from one customer. The Company's backlog consists of those customer orders for which it has accepted purchase orders and assigned shipment dates within the next 12 months. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, because orders received by the Company in any particular quarter may vary significantly and because the Company's sales will often reflect orders shipped in the same quarter they are received, the Company's backlog may vary significantly and at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

  The FPD equipment industry is highly competitive. The Company faces substantial competition from established companies, many of which are larger companies, have greater financial, engineering and manufacturing resources than the Company and have larger service organizations and long-standing customer relationships with major FPD manufacturers. Furthermore, in the event that the Company is unsuccessful in negotiating a new agreement with IHI, IHI may compete with the Company selling the Company's array test systems in Japan, Korea and the rest of the IHI Territory. See "Relationship with IHI". Sales to IHI were $10.1 million in fiscal 1998 and $6.4 million in fiscal 1997. The Company also expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, the Company's customers may choose to develop proprietary technology and FPD equipment, which may obviate or lessen their need to purchase the Company's products. The Company's customers may also use multiple technologies and solutions, including competitors' products, to replicate the functionality of the Company's systems. Competitive pressures may necessitate price reductions, which could adversely affect the Company's results of operations. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that even if sufficient funds are available, the Company will be able to make the technological advances necessary to maintain such competitive advantages.

EMPLOYEES

  As of September 30, 1998, the Company employed 104 persons, all full-time. Many of the Company's employees are highly skilled, and the Company's success will depend in part upon its ability to retain such employees and attract new qualified employees, who are in great demand. The Company has never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good. See "Factors That May Affect Future Results Dependence on Key Employees".

                    FACTORS THAT MAY AFFECT FUTURE RESULTS

VARIABILITY OF QUARTERLY RESULTS OF OPERATIONS; LIMITED HISTORY OF
PROFITABILITY

  The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties, may cause revenue for that quarter to fall significantly below the Company's expectations, which would have a material adverse effect on the Company's results of operations for such quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers, competitive pricing pressures, costs of components and subsystems, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, fluctuations in foreign exchange rates, the timing of recognition of revenue under development contracts, the introduction and announcement of new products by the Company's competitors and changing conditions in the FPD market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Furthermore, the Company believes that the current economic conditions in East Asia and specifically Korea will continue to have a negative impact on the Company's results of operations. If the Korean Won continues to fall or remain at current levels against the U.S. dollar, the Company could experience lower average sales prices for its products in Korea. Moreover, if current economic conditions in East Asia do not improve, the Company's customers may fail to place new orders for the Company's equipment. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter.

DEPENDENCE ON THE JAPANESE AND KOREAN MARKETS

  The future performance of the Company will depend, in part, upon its ability to continue to compete successfully in the Japanese and Korean markets, the two largest markets for FPD array test, inspection and repair equipment. The Company's ability to compete in such markets in the future is dependent upon continuing free trade between Korea, Japan and the U.S., the continuing ability of the Company to develop products in a timely manner that meet the technical requirements of its Japanese and Korean customers and the continuing ability of the Company to maintain satisfactory relationships with leading companies in the Japanese and Korean FPD industry. The Company believes that the Japanese and Korean companies with which it competes may have a competitive advantage in Japan and Korea because of the preference of some customers for local equipment suppliers because such customers may have longer standing or closer business relationships with such competitors. The Company's sales to Japan and Korea and results of operations will also be affected by the overall health of the Japanese and Korean economies, including the effects of currency exchange rate fluctuations on the global competitiveness of Japanese and Korean FPD manufacturers. Furthermore, the Company believes that the current economic conditions in East Asia and specifically Korea will continue to have a negative impact on the Company's results of operations. If the Korean Won continues to fall or remain at current levels against the U.S. dollar, the Company could experience lower average sales prices for its products in Korea. Moreover, if current economic conditions in East Asia do not improve, the Company's customers may fail to place new orders for the Company's equipment. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter.

INTERNATIONAL OPERATIONS

  Approximately 96% of the Company's total revenue for fiscal 1998 was attributable to sales outside the U.S. The Company expects that international sales and in particular sales to East Asia will continue to represent a significant portion of its total sales. Sales to customers outside the U.S. are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and U.S. export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Although substantially all of the Company's direct international sales are denominated in U.S. dollars, both direct sales by the Company and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. To the extent the Company's sales are denominated in foreign currency, the Company's revenue and results of operations may also be directly affected by fluctuations in foreign currency exchange rates. Furthermore, although the Company endeavors to meet technical standards established by foreign regulatory bodies, there can be no assurance that the Company will be able to comply with changes in foreign standards in the future. The inability of the Company to design products to comply with foreign standards could have a material adverse effect on the Company. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the U.S.

DEPENDENCE ON PRINCIPAL CUSTOMERS

  The FPD industry is extremely concentrated, with almost all major FPD manufacturers and many of the Company's principal customers located in Asia. Although the composition of the Company's largest customers has changed from year to year, direct sales to the Company's top four end user customers in fiscal 1998 and 1997 accounted for approximately 92% and 83%, respectively, of the Company's total revenue. The Company currently has no long-term purchase commitments with any of its customers, and sales are generally made pursuant to purchase orders. All orders are subject to delay or cancellation with limited or no penalty to the customer. A reduction, delay, or cancellation of orders from one or more of its significant customers, or the loss of one or more of such customers, could have a material adverse effect on the Company's results of operations.

FLAT PANEL DISPLAY INDUSTRY DOWNTURNS OR SLOWDOWNS

  The Company's business depends in large part upon the capital equipment expenditures of FPD manufacturers, which in turn depend on the current and anticipated market demand for FPDs and products utilizing FPDs. For example, the Company believes that historical shortages of supplies of semiconductor components have from time to time temporarily limited the quantities of laptop computers that were manufactured, which in turn may have reduced demand from laptop computer manufacturers for certain FPDs. If these conditions had continued for an extended period, the resulting reduced long-term demand for FPDs suitable for laptop computers could have affected adversely the level of capital expenditure by FPD manufacturers. The FPD industry may, like the semiconductor industry, become highly cyclical and experience periodic downturns or slowdowns in growth, which may have a material adverse effect on capital equipment expenditures by FPD manufacturers and in turn adversely affect the Company's results of operations. No assurance can be given that the Company's results of operations would not be adversely affected if such downturns or slowdowns in the FPD industry were to occur in the future. In addition, the need for continued investment in engineering, research and development and marketing required to penetrate targeted foreign markets and maintenance of extensive worldwide customer service and support capabilities will limit the Company's ability to reduce expenses during downturns or slowdowns in growth in the FPD industry, which would adversely affect the company's operating margins.

RELATIONSHIP WITH IHI

  The Company has granted certain exclusive manufacturing and sales rights to IHI with respect to its array test systems developed prior to June 1997 for Japan, Korea, a number of other Asian countries, Saudi Arabia,

Australia, New Zealand, India and Sri Lanka (the "IHI Territory"). Under the terms of this relationship the Company reserves the rights to manufacture certain critical components and to sell the components to IHI for inclusion in array test systems to be sold by IHI in its territory. In fiscal 1998, 45% of the Company's revenues were derived from sales to IHI. The agreements between IHI and the Company provided for the Company to assist IHI in its sales efforts in these countries in exchange for a commission. This relationship continued on an exclusive basis for the IHI territory until June 1997. Since then IHI has had non-exclusive manufacturing and sales rights in its territory. In exchange for these rights, IHI has provided significant funding for development of the array test systems, which funding substantially enhanced the Company's ability to complete development of these systems in a timely fashion. To date, IHI has allowed Photon Dynamics to manufacture all array test systems sold by IHI in the IHI territory. IHI had agreed to allow Photon Dynamics to sell directly all array test systems outside Japan through June 1997. Since June 1997, IHI and the Company have been operating under a memorandum of understanding whereby IHI continues to sell array test systems in Japan and the Company sells directly outside Japan in the IHI Territory. IHI and the Company are currently in negotiations for IHI to be the exclusive reseller of all of the Company's products in Japan, and have been operating under this premise since June of 1997. Under this new agreement it is intended that IHI will continue to perform all support and service for system units in Japan, while Photon will provide support and service in the remainder of the IHI Territory. There can be no assurance that the Company and IHI will successfully complete these negotiations on favorable terms to the Company.

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

DEPENDENCE ON RECENTLY INTRODUCED AND NEW PRODUCTS

  The markets for the Company's products are characterized by rapidly changing technologies, extensive research and new product introductions. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and to develop and manufacture new products. As a result, the Company expects to continue to make a significant investment in engineering, research and development. There can be no assurance that the Company will be successful in the introduction, marketing and cost effective manufacture of any of its new or recently introduced products or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in the FPD industry. The failure to develop products and introduce them successfully and in a timely manner could adversely affect the Company's competitive position and results of operations. In particular, the Company's future results of operations are highly dependent on the continuing market introduction, marketing and cost-effective manufacture of the Company's array test product line, of which a new version, the ArrayChecker, first shipped in September 1997. The Company continues to perform research and development work with respect to the array test systems to achieve additional performance specifications, including increased throughput levels and detection sensitivity. The Company has experienced delays in the development of performance specifications required by new and existing customers in the past, and could experience such delays in the future. No assurance can be given that development efforts related to other performance parameters will be successful. The Company believes that future orders of array test systems will be dependent on its ability to attain requested throughput levels and other performance parameters. In order to develop new products successfully, the Company is dependent upon close relationships with its customers and the willingness of those customers to share information with the Company. The Company has experienced delays in obtaining final acceptance and final payment on some products. If products have performance, reliability or quality problems or shortcomings, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty and service expenses which may have an adverse effect on the Company's results of operations. In addition, future growth in sales of the Company's products will depend upon the acceptance of the Company's array test or inspection technologies by a broader group of customers. Such customers include additional international customers and FPD manufacturers which currently do not perform the type of FPD array test or inspection offered by the Company's products or which utilize alternative technologies for, or methods of, inspection, such as "open/short" array testing and human visual inspection. Because of the large capital commitment involved in the construction and operation of an FPD manufacturing facility, the decision by an FPD manufacturer to purchase the Company's array test or inspection systems involves a significant technological and financial commitment as compared to current alternatives such as human inspection and open/short array testers. There can be no assurance that the Company will be successful in obtaining broader acceptance of its array test or inspection technologies. Failure to achieve broader acceptance of such technologies would have an adverse effect on the Company's results of operations.

DEPENDENCE ON SINGLE OR LIMITED SUPPLIERS

  Certain of the components and subassemblies included in the Company's systems are obtained from a single source or a limited group of suppliers. For example, the Company has obtained all of the high-speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers. The Company has not entered into any formal agreements with such suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier, could require redesigning the Company's products and could therefore have an adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of the components supplied by such suppliers could adversely affect the Company's results of operations.

RAPID AND FUNDAMENTAL TECHNOLOGICAL CHANGE

  The FPD industry is an evolving industry characterized by extensive research and development, and rapid and fundamental technological change. The development by others of new or improved products or technologies may make the Company's current or proposed products obsolete or less competitive. Currently, the predominant technology used in the FPD industry is LCD technology. The company's revenue is derived primarily from sales of products related to a variant of LCD technology used in a substantial portion of all FPDs, AMLCD technology. An industry shift away from AMLCD technology or the emergence of new competing technologies could have a material adverse effect on the Company's business and results of operations.

COMPETITION

  The FPD equipment industry is highly competitive. The Company faces substantial competition from established companies, many of which are larger companies, have greater financial, engineering and manufacturing resources than the Company and have larger service organizations and long-standing customer relationships with major FPD manufacturers. Furthermore, in the event that the Company is unsuccessful in negotiating a new agreement with IHI, IHI may compete with the Company selling the Company's array test systems in Japan, Korea and the rest of the IHI Territory. See "Relationship with IHI". The Company also expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, the Company's customers may choose to develop proprietary technology and FPD equipment, which may obviate or lessen their need to purchase the Company's products. The Company's customers may also use multiple technologies and solutions, including competitors' products, to replicate the functionality of the Company's systems. Competitive pressures may necessitate price reductions, which could adversely affect the Company's results of operations. Although the Company believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that even if sufficient funds are available, the Company will be able to make the technological advances necessary to maintain such competitive advantages.

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

  Competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to manufacture and sell its products. The Company has not conducted an independent review of patents issued to third parties. There can be no assurance that third parties will not assert infringement claims against the Company or that such claims will not be successful. Even successful defenses of patent suits are both costly and time-consuming. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

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

POSSIBLE VOLATILITY OF COMMON STOCK PRICE

  Many factors such as, but not limited to, announcements of technological innovations or new products by the Company, its competitors or third parties, as well as quarterly variations in the Company's actual or anticipated results of operations, may cause the market price of the Company's Common Stock to fluctuate significantly. Furthermore, the stock markets have experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing the disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to the Company's own systems the Company relies, directly and indirectly, on external systems of its customers, creditors, financial organizations, utilities providers and government entities, both domestic and international (collectively, "Third Parties"). Consequently, the Company could be affected by disruptions in the operations of Third Parties with which the Company interacts.

  The Company is in the process of addressing internal and external year 2000 issues and has established a task force with this responsibility. To date, the Company has made several modifications to its product software, its enterprise software and its network software to ensure Year 2000 compliance. Although the Company believes that its products and internal systems are currently Year 2000 compliant, there can be no assurance that the Third Parties which the Company interacts are or will be Year 2000 compliant. Failure of Third Party enterprises to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and correct software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 compliant, and timely actions by customers. The Company anticipates that it will remediate all Year 2000 risks and be able to conduct normal operations without having to establish a Year 2000 contingency plan; accordingly, the Company does not have a contingency plan and does not intend to establish one. There is no guarantee, however, that all problems will be foreseen and corrected or that no material disruption of business will occur.

  Readers are cautioned that forward-looking statements contained in the preceding paragraphs should be read in conjunction with the Company's cautionary statement for the purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 appearing on page 3.

ITEM 2: DESCRIPTION OF PROPERTY.

  The Company's main headquarters, located in San Jose, California consists of a 50,000 square foot facility. The current monthly base rent under the lease for the facility is approximately $55,000. The lease expires in 2002. The Company also leases office space for its sales and service operations in Seoul, Korea and Tokyo, Japan.

ITEM 3: LEGAL PROCEEDINGS.

  The Company is not a party to any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PHTN." The following table shows the range of high and low closing prices of Photon Dynamics' Common Stock as reported by the Nasdaq National Market by quarter for 1998 and 1997. Such prices represent inter-dealer prices and do not include retail mark-ups or mark-downs or commissions and may not represent actual transactions.

                                  FISCAL 1998

                                                                       HIGH LOW
                                                                       ---- ----
     1st Quarter...................................................... 7.13 2.50
     2nd Quarter...................................................... 3.69 2.56
     3rd Quarter...................................................... 5.25 3.38
     4th Quarter...................................................... 3.50 2.13

                                  FISCAL 1997

                                                                       HIGH LOW
                                                                       ---- ----
     1st Quarter...................................................... 8.63 5.25
     2nd Quarter...................................................... 9.25 6.00
     3rd Quarter...................................................... 7.88 4.63
     4th Quarter...................................................... 8.63 6.75

  As of December 11, 1998 there were approximately 7,425,415 holders of record of the Company's common stock.

SELECTED CONSOLIDATED FINANCIAL DATA

  The following table presents selected financial data of Photon Dynamics, Inc. This historical data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto in Item 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 6. No cash dividends were declared in any of the periods presented.

                                            YEARS ENDED SEPTEMBER 30,
                                     -----------------------------------------
                                      1998     1997     1996    1995    1994
                                     -------  -------  ------- ------- -------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Revenue............................  $22,420  $24,507  $24,763 $18,447 $10,587
Gross margin.......................    9,361   10,718   11,507   6,756   3,902
Operating income (loss)............   (1,589)  (2,695)     563     710  (2,048)
Net income (loss)..................  $(1,465) $(2,481) $   854 $   377 $(2,105)
Basic net income (loss) per share
 (1)...............................  $ (0.20) $ (0.35) $  0.13 $  0.08
Diluted net income (loss) per share
 (1)
 (pro forma for 1995)..............  $ (0.20) $ (0.35) $  0.12 $  0.08
Shares used in computing:
Basic net income (loss) per share..    7,231    7,049    6,548   4,448
Diluted net income (loss) per
 share.............................    7,231    7,049    7,294   5,016

                                                     SEPTEMBER 30,
                                        ---------------------------------------
                                         1998    1997    1996    1995    1994
                                        ------- ------- ------- ------- -------
                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
Working capital........................ $14,090 $14,769 $17,290 $   709 $   408
Total assets...........................  21,033  23,203  24,958  10,519   6,567
Total shareholders' equity.............  16,489  17,762  19,770   1,857   1,435

--------
(1) Earnings per share for all periods prior to fiscal 1998 have been restated to conform to the requirements of SFAS No. 128, "Earnings Per Share."

                UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                FISCAL QUARTERS ENDED,
                         ---------------------------------------------------------------------
                         DECEMBER 31, 1997 (1) MARCH 31, 1998 JUNE 30, 1998 SEPTEMBER 30, 1998
                         --------------------- -------------- ------------- ------------------
                                                    (IN THOUSANDS)
Revenue.................        $5,374             $7,362        $5,625          $ 4,059
Gross margin............         2,645              3,049         2,564            1,103
Net income (loss) (1)...            46                221            49           (1,781)

                                                FISCAL QUARTERS ENDED,
                         ---------------------------------------------------------------------
                         DECEMBER 31, 1996 (2) MARCH 31, 1997 JUNE 30, 1997 SEPTEMBER 30, 1997
                         --------------------- -------------- ------------- ------------------
Revenue (2).............        $6,246             $5,085        $6,821          $ 6,355
Gross margin............         3,073              2,271         3,366            2,008
Net income (loss).......            52               (973)           27           (1,587)

--------
(1) Net income in the December quarter includes a one-time legal settlement of $350,000 paid to the Company related to the closure of its Defect Monitoring Tool (DMT) product line.
(2) Revenue includes a $1 million initial fee paid by a Korean company to be the exclusive value added reseller of the Company's inspection products in Korea.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This 10-KSB Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. To the extent that this 10-KSB report discusses financial projections, information or expectations about products or markets of Photon Dynamics Inc. all such forward-looking statements are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The Company's results will be affected, particularly when measured on a quarterly basis, by the volume, composition and timing of orders for capital equipment by FPD manufacturers. Other uncertainties include, without limitation, acceptance of new products, timing of orders received, costs associated with new product introductions and managing growth, as well as the factors discussed in "Other Factors Affecting Company Results" above.

The following table sets forth certain operating data as a percentage of total revenue:

                                    YEARS ENDED
                                   SEPTEMBER 30,
                                   ---------------
                                    1998     1997
                                   ------   ------
     Revenue:
       Product sales.............   100.0%    94.5%
       Non-Product...............     0.0      5.5
                                   ------   ------
                                    100.0    100.0
                                   ------   ------
     Cost of revenue:
       Product sales.............    58.2     56.3
       Non-Product...............     0.0      0.0
                                   ------   ------
                                     58.2     56.3
                                   ------   ------
     Gross margin................    41.8     43.7
                                   ------   ------
     Operating expenses:
       Research and development..    26.4     31.7
       Selling, general and
        administrative...........    24.0     23.0
       Asset recovery related to
        product line disposal....    (1.6)     0.0
                                   ------   ------
         Total operating
          expenses...............    48.8     54.7
                                   ------   ------
     Operating loss..............    (7.0)   (11.0)
     Other income, net...........     1.0      1.0
                                   ------   ------
     Loss before provision for
      income taxes...............    (6.0)   (10.0)
     Provision for income taxes..     0.5      0.1
                                   ------   ------
     NET LOSS....................    (6.5)%  (10.1)%
                                   ======   ======

OVERVIEW

  Photon Dynamics develops, manufactures and markets on a worldwide basis a suite of products to inspect virtually all types of FPDs and to address key areas of AMLCD test, inspection and repair throughout all major stages of the manufacturing life cycle, from research and development through commercial production.

  Photon Dynamics' revenue is obtained primarily through sales to FPD manufacturers and, to a lesser extent, value-added resellers in Japan and Korea. During fiscal 1997, the Company entered into an agreement with a Korean company to be the exclusive value added reseller of the Company's inspection products in Korea. During fiscal 1997, the Company also entered into a non-binding memorandum of understanding with IHI, expanding the scope of the Company's existing arrangement with IHI and increasing the number of product lines sold and serviced by IHI from one to three. Previously, the Company had directly marketed its inspection and repair systems exclusively through its subsidiary, KKPD. In the quarter ended June 30, 1997, the Company shipped its first inspection and repair systems to IHI. During fiscal 1998, the Company continued to work under the provisions of the memorandum of understanding with IHI. The Company is in the process of negotiating the final agreement with IHI and expects it to be completed and signed during the first half of fiscal 1999. There can be no assurance that the final agreement will be negotiated on a timely basis or on terms favorable to the Company.

  The Company derives substantially all of its revenue from international sales in Asia, primarily Japan and Korea, where the majority of volume flat panel production currently resides. In fiscal 1999, the Company believes that FPD manufacturers in Taiwan may open new factories and increase commercial production of FPD's. If so, the Company believes that it is strongly positioned to reap the benefits of capacity investments by Taiwanese customers. At present, all worldwide sales are made in US dollars, whether direct or to value added resellers.

  The Company's revenue is derived primarily from the sale of products. The Company does not expect that service revenue for continuing maintenance of its products will represent a significant portion of its revenue in fiscal 1999.

RESULTS OF OPERATIONS

  REVENUE. Revenue decreased 9% from $24.5 million in fiscal 1997 to $22.4 million in fiscal 1998. Revenue from product sales decreased by $0.7 million from $23.1 million to $22.4 million over the same period. This decrease in revenue in fiscal 1998 was due to an overall slowdown in FPD capital equipment purchases in Asia in conjunction with the current financial difficulties in Korea and Japan, known as the "Asian Crisis." Additionally, in 1998 the Company's revenues on sales to Japan were lower than expected because of contractual price reductions based on currency exchange rates throughout the year. In the future, the Company does not expect to enter into any such agreements.

  International sales accounted for $21.4 million and $24.0 million of revenue in fiscal 1998 and 1997, respectively. Sales to Japan increased to $10.2 million in fiscal 1998 from $7.2 million in fiscal 1997, while sales in Korea decreased to $10.3 million in fiscal 1998 from $14.7 million in fiscal 1997. In fiscal 1998, sales to companies based in Korea represented 46% of total annual revenue, as compared to 60% in fiscal 1997. With the information currently available, the Company believes that sales to Korea in fiscal 1999 will be substantially less in both absolute dollars and as a percentage of total revenue than in fiscal 1998, due to general economic conditions in Korea.

  The Company introduced several new products at the end of fiscal 1997 and during fiscal 1998, including the ArrayChecker, SpotLite, Muralook and MicroMaster. Although the Company's new products have significant improvements in throughput and testing specifications over the last generation of products and customer satisfaction with the Company's new products has been high, the Company has experienced a reduction in orders for these new products due to turmoil in the economies of the Asian countries where the majority of the Company's customers are located. Because the Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million, the timing of the sale of a single system could have and has had a significant impact on the Company's revenue in any particular period.

  Non-product revenue in fiscal 1997 consisted of a non recurring $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea.

  GROSS MARGIN. Overall gross margin as a percent of revenue decreased to 41.8% in fiscal 1998, from 43.7% in 1997. The gross margin for product sales increased to 41.8% in fiscal 1998, from 40.5% in fiscal 1997. Unlike 1997, the Company had no high margin non-product revenue during fiscal 1998. This accounts for the overall decrease in gross margins. Additionally, product gross margins will fluctuate on a quarterly basis as the

Company's product mix changes. Although product gross margins in 1998 were slightly higher than in 1997, they were below the Company's expectations due to production inefficiencies associated with the Company's current low revenue levels and continued investment by the Company in worldwide customer service, especially in Korea. Additionally, the Company earned lower margins on systems sold to its partner in Japan, IHI. Sales to IHI typically have a lower gross margin as IHI is responsible for certain sales and support costs in Japan.

  At the end of fiscal 1998, the Company planned a reduction in force that consisted mainly of manufacturing personnel and decreased overall headcount by 5%. The Company executed this plan in early fiscal 1999. The Company also plans to initiate engineering programs to decrease the cost of its products during fiscal 1999.

  RESEARCH AND DEVELOPMENT. The Company decreased its research and development expenses to $5.9 million in fiscal 1998, or 26.4% of revenue, from $7.8 million in fiscal 1997, or 31.7% of revenue. The decrease of research and development spending in fiscal 1998 reflects the completion of the engineering projects related to the development of the Company's ArrayChecker system in fiscal 1997, including a decrease in spending on prototype materials and outside consultants. The decrease also reflects the Company's efforts to control discretionary spending in response to the financial uncertainties in Asia during fiscal 1998. The Company does not expect that product development expenses will decline in absolute dollar amounts during fiscal 1999.

  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $5.4 million, or 24% of revenue, in fiscal 1998 from to $5.6 million, or 23% of revenue, in fiscal 1997. Selling expenses fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures. In fiscal 1998, the Company entered into an agreement with a new sales representative in Taiwan. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1999 and in future periods depending on various factors, including the level of the Company's revenue and other operations.

  ASSET RECOVERY RELATED TO PRODUCT LINE DISPOSAL. In September 1996, the Company ceased operations of its DMT product line. The DMT product group worked exclusively on a single customer project not in the FPD market. As a result of the cancellation of this project, the Company disposed of the associated inventory and assets of this product line which were not transferred to other products. During the quarter ended December 31, 1997, the Company received a payment of $350,000 in settlement of a dispute related to the cancellation of its Defect Monitoring Tool (DMT) product line.

  INTEREST INCOME/EXPENSE. Interest income in fiscal 1998 decreased to $245,000 from $348,000 in fiscal 1997 as a result of reduced average cash and investment balances throughout the fiscal year. Interest expense and other consists of interest expense and foreign exchange gains and losses.

  PROVISION FOR INCOME TAXES. The provision for income taxes in fiscal 1998 was related to taxes by the Company's foreign subsidiary in Korea. US taxes were minimal in fiscal 1998 and 1997 as a result of the Company's net operating losses. As of September 30, 1998 the Company had available federal and state net operating loss carryforwards of approximately $14.3 million and $0.7 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1.2 million and $0.7 million, respectively. The net operating loss and credit carryforwards will expire at various times beginning in 1999 through 2013 if not utilized. As of September 30, 1998, the Company had deferred tax assets of approximately $9.9 million, for which no benefit has been recorded on the Company's financial statements, and which consist primarily of net operating loss and research and development tax credit carryforwards. These deferred tax assets will be recognized in future periods as taxable income is realized and consistent profits are reported.

LIQUIDITY AND CAPITAL RESOURCES

  Cash generated by operating activities was $1.3 million for fiscal 1998. Working capital items that significantly impacted cash balances were accounts receivable and inventory. During the period, the Company's accounts receivable balance decreased by $3.8 million to $6.0 million. This was due to lower fourth quarter revenues and collections by the Company of a large quantity of its older receivables balances throughout the year. The Company's credit terms to customers typically extend a small portion of the payment, generally 10%, for a period of months after shipment. During fiscal 1998, the Company exerted a tremendous effort to collect all of its older outstanding receivables and successfully collected amounts that had previously been reserved for. In fiscal 1998, inventory levels increased by $1.7 million, reflecting an increase in raw material, work-in-progress and finished goods inventory. This increase was due to customer purchase orders that requested shipments at the beginning of Q1 1999, rather than late in the fourth quarter of fiscal 1998.

  Capital expenditures in fiscal 1998 and fiscal 1997 were $.7 million and $1.6 million, respectively. Higher spending levels in 1997 resulted from the Company's relocation to a new facility in the first quarter of fiscal 1997 and related leasehold improvements costs. Spending levels in 1998 were in line with the Company's normal annual capital requirements.

  The Company has a $5 million line of credit financing from Imperial Bank, which expires in February 1999. Borrowings under this line of credit bear interest at the prime rate. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. As of September 30, 1998, no amounts were outstanding under this line and the Company was in compliance with all its covenants. The Company had no material outstanding commitments to purchase or lease capital equipment, as of September 30, 1998.

  The Company believes that cash and cash equivalents and cash flows from operations will be sufficient to satisfy working capital requirements for the next 12 months. There can be no assurance, however, that changes in the Company's revenue and operational plans will not result in the expenditure of such resources before such time, and in any event, the Company is in the process of negotiating a new line of credit to supplement its capital resources.

  The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt could result in additional dilution to the Company's shareholders. There can be no assurance that such financing sources will be available on acceptable terms, if at all.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing the disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to the Company's own systems the Company relies, directly and indirectly, on external systems of its customers, creditors, financial organizations, utilities providers and government entities, both domestic and international (collectively, "Third Parties"). Consequently, the Company could be affected by disruptions in the operations of Third Parties with which the Company interacts.

  The Company is in the process of addressing internal and external year 2000 issues and has established a task force with this responsibility. To date, the Company has made several modifications to its product software, its enterprise software and its network software to ensure Year 2000 compliance. Although the Company believes that its products and internal systems are currently Year 2000 compliant, there can be no assurance that the Third Parties with which the Company interacts are or will be Year 2000 compliant. Failure of Third Party enterprises to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The actual outcomes and results could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and correct software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 compliant, and timely actions by customers. The Company anticipates that it will remediate all Year 2000 risks and be able to conduct normal operations without having to establish a Year 2000 contingency plan; accordingly, the Company does not have a contingency plan and does not intend to establish one. There is no guarantee, however, that all problems will be foreseen and corrected or that no material disruption of business will occur.

ITEM 7: FINANCIAL STATEMENTS.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................  24
Consolidated Balance Sheets September 30, 1998 and September 30, 1997....  25
Consolidated Statements of Operations for the years ended September 30,
 1998 and 1997...........................................................  26
Consolidated Statements of Cash Flows for the years ended September 30,
 1998 and 1997...........................................................  27
Consolidated Statements of Shareholders' Equity for the years ended
 September 30, 1998 and 1997.............................................  28
Notes to Consolidated Financial Statements...............................  29

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Photon Dynamics, Inc.

  We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

San Jose, California
October 22, 1998

                             PHOTON DYNAMICS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  5,562  $  4,831
  Accounts receivable, net of allowance for doubtful
   accounts of $850 ($951 in 1997); including $1,092
   receivable from related parties ($3,093 in 1997)........    6,027     9,785
  Inventories..............................................    6,767     5,076
  Prepaid expenses and other current assets................      276       512
                                                            --------  --------
Total current assets.......................................   18,632    20,204
Property, equipment, and leasehold improvements, net.......    1,798     2,226
Other assets...............................................      603       773
                                                            --------  --------
Total assets............................................... $ 21,033  $ 23,203
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  1,486  $  2,666
  Accrued expenses and other liabilities...................    2,936     2,489
  Customer deposits and deferred revenue...................      116       276
  Current portion of capital lease obligation..............        4         4
                                                            --------  --------
Total current liabilities..................................    4,542     5,435
Noncurrent portion of capital lease obligation.............        2         6
Commitments and contingencies..............................      --        --
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized, none issued and outstanding.................      --        --
  Common stock, no par value, 20,000,000 shares authorized,
   7,324,615 and 7,147,714 shares issued and outstanding...   38,918    38,573
  Accumulated deficit......................................  (22,147)  (20,682)
  Foreign currency translation adjustment and other........     (197)      (14)
  Notes receivable from shareholders.......................      (85)     (115)
                                                            --------  --------
Total shareholders' equity.................................   16,489    17,762
                                                            --------  --------
Total liabilities and shareholders' equity................. $ 21,033  $ 23,203
                                                            ========  ========

          See accompanying notes to consolidated financial statements

                             PHOTON DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1998     1997
                                                             -------  -------
Revenue:
  Product revenue........................................... $22,420  $23,157
  Non-product revenue.......................................     --     1,350
                                                             -------  -------
                                                              22,420   24,507
Cost of revenue:
  Product revenue...........................................  13,059   13,789
  Non-product revenue.......................................     --       --
                                                             -------  -------
                                                              13,059   13,789
                                                             -------  -------
Gross margin................................................   9,361   10,718
Operating expenses:
  Research and development..................................   5,911    7,776
  Selling, general, and administrative......................   5,389    5,637
  Asset recovery related to product line disposal...........    (350)     --
                                                             -------  -------
Total operating expenses....................................  10,950   13,413
                                                             -------  -------
Operating loss..............................................  (1,589)  (2,695)
Interest income.............................................     245      348
Interest expense and other..................................     (13)    (114)
                                                             -------  -------
Loss before provision for income taxes......................  (1,357)  (2,461)
Provision for income taxes..................................     108       20
                                                             -------  -------
Net loss.................................................... $(1,465) $(2,481)
                                                             =======  =======
Basic and diluted net loss per share........................ $ (0.20) $ (0.35)
Shares used in computing basic and diluted net income loss
 per share..................................................   7,231    7,049


          See accompanying notes to consolidated financial statements

                             PHOTON DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1998     1997
                                                             -------  -------
Operating activities:
Net income (loss)........................................... $(1,465) $(2,481)
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization.............................   1,170    1,186
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   3,758   (1,133)
    Inventories.............................................  (1,691)    (951)
    Prepaid expenses and other current assets...............     235        6
    Other assets............................................     171     (133)
    Accounts payable........................................  (1,180)     (77)
    Accrued expenses and other liabilities..................     447      422
    Customer deposits and deferred revenue..................    (160)     (77)
                                                             -------  -------
Net cash provided by (used in) operating activities.........   1,285   (3,238)
Investing activities:
Acquisition of property and equipment, net..................    (742)  (1,563)
Acquisition of short term investments.......................     --    (2,745)
Maturities of short term investments........................     --     6,811
                                                             -------  -------
Net cash provided by (used in) investing activities.........    (742)   2,503
Financing activities:
Principal payments under capital leases.....................      (4)     (15)
Issuance of common stock....................................     345      509
Repayment of notes receivable from shareholders.............      30       27
Issuance of note receivable from shareholder................     --       (56)
                                                             -------  -------
Net cash provided by financing activities...................     371      465
                                                             -------  -------
Effect of exchange rate changes.............................    (183)      (7)
                                                             -------  -------
Net increase (decrease) in cash and cash equivalents........     731     (277)
Cash and cash equivalents at beginning of period............   4,831    5,108
                                                             -------  -------
Cash and cash equivalents at end of period.................. $ 5,562  $ 4,831
                                                             =======  =======


          See accompanying notes to consolidated financial statements

                             PHOTON DYNAMICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                       FOREIGN
                                                      CURRENCY      NOTES
                           COMMON STOCK              TRANSLATION  RECEIVABLE      TOTAL
                          -------------- ACCUMULATED ADJUSTMENT      FROM     SHAREHOLDERS'
                          SHARES AMOUNT    DEFICIT    AND OTHER  SHAREHOLDERS    EQUITY
                          ------ ------- ----------- ----------- ------------ -------------
Balance at October 1,
 1996...................  6,888  $38,064  $(18,201)     $  (7)       $(86)       $19,770
Issuance of common
 stock..................    260      509       --         --          --             509
Foreign currency
 translation
 adjustment.............    --       --        --          (7)        --              (7)
Issuance of notes
 receivable.............    --       --        --         --          (56)           (56)
Repayment of notes
 receivable.............    --       --        --         --           27             27
Net loss................    --       --     (2,481)       --          --          (2,481)
                          -----  -------  --------      -----        ----        -------
Balance at September 30,
 1997...................  7,148   38,573   (20,682)       (14)       (115)        17,762
Issuance of common
 stock..................    177      345       --         --          --             345
Foreign currency
 translation
 adjustment.............    --       --        --        (183)        --            (183)
Repayment of notes
 receivable.............    --       --        --         --           30             30
Net loss................    --       --     (1,465)       --          --          (1,465)
                          -----  -------  --------      -----        ----        -------
Balance at September 30,
 1998...................  7,325  $38,918  $(22,147)     $(197)       $(85)       $16,489
                          =====  =======  ========      =====        ====        =======


          See accompanying notes to consolidated financial statements

                             PHOTON DYNAMICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany balances and transactions.

  Photon Dynamics, Inc. is a manufacturer of test, inspection and repair systems for the flat panel display (FPD) industry.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Inventories

  Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Inventories comprise (in thousands):
    Raw materials................................................ $1,888 $1,376
    Work-in-progress.............................................  2,144  1,677
    Finished goods...............................................  2,735  2,023
                                                                  ------ ------
                                                                  $6,767 $5,076
                                                                  ====== ======

 Property, Equipment and Leasehold Improvements

  Property and equipment are recorded at cost. Equipment includes assets recorded under capital lease obligations. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally three to five years. Equipment recorded under capital leases is amortized using the straight-line method over the lesser of the lease terms or the lives of the related assets.

                                                                 SEPTEMBER 30,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
    Property and equipment comprise (in thousands):
    Equipment................................................... $4,455  $3,772
    Office furniture and fixtures...............................    322     330
    Leasehold improvements......................................    510     455
                                                                 ------  ------
                                                                  5,287   4,557
    Less accumulated depreciation and amortization.............. (3,489) (2,331)
                                                                 ------  ------
                                                                 $1,798  $2,226
                                                                 ======  ======

                             PHOTON DYNAMICS, INC.

 Accrued Liabilities

  Accrued expenses and other liabilities consist of the following;

                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
   Accrued liabilities comprise (in thousands):
    Warranty..................................................... $1,105 $1,001
    Compensation.................................................    855    820
    Other accrued expenses.......................................    976    668
                                                                  ------ ------
                                                                  $2,936 $2,489
                                                                  ====== ======

 Foreign Currency Translation

  Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations.

 Revenue Recognition

  The Company generally recognizes revenue from product sales at the time of shipment, which usually precedes final acceptance. The Company also sells one-year service contracts, for which revenue is recognized ratably over the contract period.

  Non-product revenue in fiscal 1997 included a non-recurring $1 million initial fee paid by a Korean company for the rights to be the exclusive value added reseller of the Company's FIS Flex-P product in Korea.

 Concentrations of Credit Risk

  The Company markets its products primarily to a limited number of customers in the Far East, primarily Japan and Korea. The Company is subject to economic conditions and specifically exchange rate movements affecting its customers and the countries in which it operates. The Company believes its credit evaluation and monitoring process mitigates this credit risk and does not generally require collateral. In 1998, sales to two unaffiliated and one affiliated customer represented 45%, 27%, and 17% of total revenue. In 1997, sales to three unaffiliated and one affiliated customer accounted for 26%, 20%, 11% and 26% respectively. International sales accounted for 96% and 98% of total revenue in 1998 and 1997, respectively.

 Warranty and Installation

  The Company generally warrants its systems for a period of 12 months from installation for material and labor to repair and service the system. A provision for the estimated cost of installation and warranty is recorded upon shipment.

 Fair Value of Financial Instruments

  The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair value due to their short maturities.

                             PHOTON DYNAMICS, INC.

 Net Income (Loss) Per Share

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company's diluted earnings per share are very similar to the previously reported primary earnings per share. All earnings per share amounts for all prior periods presented, where necessary, have been restated to conform to the Statement 128 requirements. As the Company incurred a loss in fiscal 1998 and 1997, the effect of dilutive securities totaling approximately 299,234 in 1998 and 434,949 in 1997 have been excluded from the computation as they are antidilutive.

 Stock Based Compensation Plans

  The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 "Accounting For Stock Issued to Employees" (APB 25). Pro forma information regarding net income (loss) per share is disclosed as required by the FASB's Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), see Note 6.

 Impact of Recently Issued Accounting Standards

  In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt the standard in fiscal 1999. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

  In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company will adopt the standard in fiscal 1999. The Company believes that adoption of FAS 131 will not have a material impact on the Company's consolidated financial statements.

 Reclassification

  Reclassifications have been made to the prior year's consolidated financial statements to conform to the current years' presentation.

NOTE 2--RELATED PARTIES

  During 1998 and 1997 the Company sold approximately $6,157,000 and $6,341,000 of its systems to LG Electronics, Inc. LG Electronics owns approximately 8% of the Company's common stock, and warrants to purchase 28,333 shares of Common Stock at an exercise price of $0.60 per share, as well as a seat on the board of directors. The Company believes its sales to LG Electronics were made on terms no less favorable than would have been obtained from unaffiliated parties.

                             PHOTON DYNAMICS, INC.

NOTE 3--ASSET RECOVERY RELATED TO PRODUCT LINE DISPOSAL

  In September 1996, the Company ceased operations of its DMT product line. The DMT product group worked exclusively on a single customer project not in the FPD market. As a result of the cancellation of this project, the Company disposed of the associated inventory and assets of this product line which were not transferred to other products and recorded a $844,000 charge to write down such inventory and assets in that fiscal year. During the quarter ended December 31, 1997, the Company received a payment of $350,000 in settlement of a dispute related to the closure of its Defect Monitoring Tool (DMT) product line.

NOTE 4--SHORT TERM BORROWINGS

  The Company has a $5 million line of credit financing from Imperial Bank, which expires in February 1999. No amounts were outstanding as of September 30, 1998. Borrowings under this line of credit bear interest at the prime rate. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. As of September 30, 1998, the Company was in compliance with these financial covenants.

NOTE 5--LEASE OBLIGATIONS AND COMMITMENTS

  The Company leases its main facility under a noncancelable operating lease agreement that expires in fiscal 2002.

  Total future minimum lease obligations are as follows (in thousands):

                                                                       OPERATING
                                                                        LEASES
                                                                       ---------
   1999...............................................................  $  738
   2000...............................................................     753
   2001...............................................................     769
   2002...............................................................     103
   2003...............................................................     --
                                                                        ------
                                                                        $2,363
                                                                        ======

  Rental expense for the years ended September 30, 1998 and 1997 was $719,000 and $781,000, respectively.

NOTE 6--SHAREHOLDERS' EQUITY

 Warrants

  The Company has 148,832 warrants outstanding to purchase shares of Series E preferred stock, which are currently exercisable in exchange for 49,610 shares of common stock at $5.40 per share. The warrants expire from 2000 to 2002. The Company also has 128,055 warrants outstanding to purchase shares of common stock at $0.60 per share. These warrants expire in 1999.

 Stock Reserved for Future Issuance

  As of September 30, 1998, the Company has reserved 1,304,698 shares of common stock for future issuance.

 Stock Option and Purchase Plans

  Under the Company's stock option plans, the Board of Directors may, at its discretion, grant incentive or nonqualified stock options to employees and directors. Options granted under the plans are for periods not to exceed ten years, at prices at least equal to the fair market value of common stock at the grant date, and become exercisable generally over a period of four years.

                             PHOTON DYNAMICS, INC.

  The following table summarizes activity under the Plans:

                                                   SHARES UNDER WEIGHTED AVERAGE
                                                      OPTION     EXERCISE PRICE
                                                   ------------ ----------------
   Balance at October 1, 1996.....................  1,102,519        $4.58
   Granted........................................    239,933        $6.24
   Exercised......................................   (179,649)       $1.29
   Canceled.......................................   (154,298)       $6.65
                                                    ---------        -----
   Balance at September 30, 1997..................  1,008,505        $5.24
   Granted........................................    424,700        $3.80
   Exercised......................................   (131,639)       $1.05
   Canceled.......................................   (276,200)       $5.43
                                                    ---------        -----
   Balance at September 30, 1998..................  1,025,366        $5.13
                                                    =========        =====

  Options to purchase 279,332 shares of common stock are available for grant as of September 30, 1998. Options for 485,361 shares are currently exercisable (options for 452,173 shares at September 30, 1997).

  The Company has reserved 200,000 shares of common stock to be issued under the 1995 Employee Stock Purchase Plan. The plan permits eligible employees to purchase common stock, through payroll deductions, at 85% of the lower of the fair market value of the common stock on the date at the beginning of the two-year offering period or the last day of the purchase period. Substantially all employees are eligible to participate in the plan. Employees purchased 102,343 shares in fiscal 1998 for $239,227 and 46,924 shares for $289,000 in fiscal 1997. At September 30, 1998, 32,617 shares were available for issuance under the plan.

 Accounting for Stock Based Compensation Plans

  In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its Stock Option and Employee Stock Purchase plans and accordingly, does not recognize compensation expense in the statement of operations because the exercise price of the employees' stock options equals the market price of the underlying stock on the date of grant. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by FAS 123, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated in the table below:

   YEAR ENDED SEPTEMBER 30,                                   1998     1997
   ------------------------                                  -------  -------
   (in thousands except per share amounts)
   Net income (loss) as reported............................ $(1,465) $(2,481)
   Net income (loss) pro forma.............................. $(2,091) $(3,468)
   Basic and diluted net income (loss) per share--as
    reported................................................ $ (0.20) $ (0.35)
   Basic and diluted net income (loss) per share--pro
    forma................................................... $ (0.28) $ (0.49)

                             PHOTON DYNAMICS, INC.

  The effects on pro forma disclosures of applying FAS 123 are not likely to be representative of the effects on pro forma disclosures of future years because FAS 123 is applicable only to options granted subsequent to October 1, 1995. Compensation expense for the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted average assumptions:

                                                  OPTIONS           ESPP
                                              --------------- ----------------
                                               1998    1997     1998     1997
                                              ------- ------- --------- ------
   Expected dividend yield...................   --      --       --       --
   Expected stock price volatility...........  0.80    0.70     0.79     0.70
   Risk free interest rate...................  5.54%   6.01%    5.30%    5.75%
   Expected life of options (from grant
    date).................................... 3 years 3 years 1.5 years 1 year

  The following table summarizes information about stock options outstanding at September 30, 1998:

                                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              --------------------------------------------------- --------------------------
                                NUMBER           WEIGHTED             WEIGHTED      NUMBER       WEIGHTED
                              OUTSTANDING    AVERAGE REMAINING        AVERAGE     OUTSTANDING    AVERAGE
   RANGE OF EXERCISE PRICES   AT 9/30/98  CONTRACTUAL LIFE (YEARS) EXERCISE PRICE AT 9/30/98  EXERCISE PRICE
   ------------------------   ----------- -----------------------  -------------- ----------- --------------
   $0.60-$0.90.............       97,321           5.51                $0.74         92,037       $0.75
   $2.40-$3.60.............      312,724           8.92                $3.22         83,237       $3.09
   $4.63-$5.88.............      190,056           8.71                $5.34         56,860       $5.54
   $6.00-$6.75.............      321,242           7.83                $6.65        184,285       $6.64
   $7.20-11.00.............      104,023           7.55                $9.89         68,942       $9.76
                               ---------           ----                -----        -------       -----
   $0.60-$11.00............    1,025,366           8.08                $5.13        485,361       $5.23

  The weighted average grant date fair value of stock options and employee purchase plan rights granted in fiscal 1998 and 1997 was approximately $1.99 and $3.66, respectively.

NOTE 7--NOTES RECEIVABLE FROM SHAREHOLDERS

  Notes receivable from shareholders arose from certain employees exercising their stock options as well as advances to purchase stock on the open market. The notes bear interest at 6.83% per annum, and are secured by the shares of common stock.

NOTE 8--INCOME TAXES

  The provision for income taxes for the year ended September 30, 1998 consists of the following:

                                                                    YEAR ENDED
                                                                   SEPTEMBER 30,
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
   In thousands
   Federal current................................................ $  --  $  --
   State current..................................................    --     --
   Foreign current................................................    108     20
                                                                   ------ ------
     Total........................................................ $  108 $   20
                                                                   ====== ======

                             PHOTON DYNAMICS, INC.

  The provisions for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows:

                                                                  YEAR ENDED
                                                                   SEPTEMBER
                                                                      30,
                                                                  ------------
                                                                  1998   1997
                                                                  -----  -----
   In thousands
   Expected provision (benefit) at statutory rate................ $(475) $(868)
   Foreign taxes.................................................   108     20
   Alternative minimum taxes.....................................    28    --
   Benefit of operating loss carryforwards.......................   --     --
   Unbenefited current year loss.................................   447    868
                                                                  -----  -----
                                                                  $ 108  $  20
                                                                  =====  =====

  As of September 30, 1998, the Company has federal and state net operating loss carryforwards of approximately $14,300,000 and $700,000, respectively. The Company also has federal and state research and development tax credit carryforwards of approximately $1,200,000 and $670,000, respectively. The net operating loss and credit carryforwards will expire at various times beginning in 1999 through 2013, if not utilized.

  Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company's stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

  Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, net operating loss and credit carryforwards.

  Significant components of the Company's deferred tax assets are as follows:

                                                                 YEAR ENDED
                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1998     1997
   In thousands                                                -------  -------
   Deferred tax assets:
     Net operating loss carryforwards......................... $ 4,902  $ 5,043
     Research credit carryforwards............................   1,698    1,551
     Capitalized research costs...............................     538      424
     Inventory writedowns.....................................     715      851
     Depreciation.............................................     613      220
     Other individually immaterial items......................   1,446    1,101
                                                               -------  -------
   Total deferred tax assets..................................   9,912    9,190
     Valuation allowance......................................  (9,912)  (9,190)
                                                               -------  -------
   Net deferred tax assets.................................... $   --   $   --
                                                               =======  =======

                             PHOTON DYNAMICS, INC.

NOTE 9--STATEMENTS OF CASH FLOWS DATA

                                                                       1998 1997
   (In thousands)                                                      ---- ----
   Supplemental disclosure of cash flow information:
   Interest paid...................................................... $ 9  $ 4
   Income taxes paid..................................................  21   20

NOTE 10--SUBSEQUENT EVENTS (UNAUDITED)

  On November 27, 1998, the Company presented its employees with the opportunity to exchange stock option grants with an exercise price in excess of $5.00 per share for prorated stock option grants with an exercise price of $4.50 per share. Under this program, employees exchanged 431,833 old option grants for 353,464 new option grants.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 1998 Annual Meeting of Stockholders to be held January 26, 1999 and the information included therein is incorporated herein by reference.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  With the exception of the table below, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

  The following table sets forth certain information concerning the executive officers of the Company.

     NAME                     AGE POSITION(S)
     ----                     --- ----------
     Vincent Sollitto........  50 Chief Executive Officer
     Carl J. Meurell.........  38 Vice President, Marketing and Business Development
     Jeffrey Hawthorne.......  41 Vice President, Development
     Vincent DePalma.........  48 Vice President, Technology
     William Pratt ..........  61 Chief Technical Officer
     Rick Dissly.............  54 Chief Financial Officer and Vice President of Operations

  MR. SOLLITTO joined the Company as Chief Executive Officer in June 1996 and became a member of the Board of Directors of the Company in July 1996. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Mr. Sollitto spent 21 years in various positions, including Director of Technology and Process at International Business Machines Corporation, before joining Supercomputer Systems, Incorporated. Mr. Sollitto serves as a director of Irvine Sensors Corp. Mr. Sollitto is a graduate of Tufts College where he received a B.S.E.E. in 1970.

  MR. MEURELL joined the Company in May of 1996. From April 1995 to May1996, he served as a director of Teradyne's Low Cost Logic Tester Line for the Megatest division of Teradyne. From October 1993 to April 1995, Mr. Meurell was with Catapult Software Training Centers, an IBM company, for which he served as General Manager in the New York Metropolitan region. From December 1980 to October 1993, he held various sales management positions at the Megatest Corporation. Mr. Meurell received a B.S. in electrical engineering from the University of Massachusetts and an M.B.A. degree from Union College.

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

  DR. DEPALMA joined the Company in October 1997 as Vice President of Technology. His responsibilites include R&D for the laser-repair products, manufacturing operations, certain technologies, and intellectual property. Prior to joining PDI, Dr. DePalma was employed by International Business Machines Corporation (IBM). From 1991 to 1997, Dr. DePalma served in a number of executive positions with IBM in the area of semiconductor development, disk storage development, intellectual property, and OEM component development and sales. From 1978 to 1991, Dr. DePalma held a number of scientific and managerial assignments in semiconductor, disk drive, and printer development. Dr. DePalma received a B.S. in Chemistry and Mathematics in 1973 and a Ph.D. in Physical Chemistry in 1977 from the University of Pittsburgh. As of September 11, 1998, Dr. DePalma resigned as Vice President, Technology.

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

  MR. DISSLY joined the Company in November 1998 as Chief Financial Officer and Vice President of Operations. He has more than 20 years of experience in establishing profitable business models and systems with several rapidly growing international electronics companies. Prior to joining Photon Dynamics, Mr. Dissly was the CFO of Semaphore Communications, CrossCheck Technology, AwardSoftware, and Megatest Corporation. His responsibilities have included managing operations, strategic planning, MIS, finance, human resources, and facilities. Mr. Dissly has an MBA from Santa Clara University and is a licensed CPA.

  The information required by this Item concerning compliance with section 16(a) of the Exchange Act is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10: EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation."

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Security Ownership Of Certain Beneficial Owners And Management."

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Certain Relationships And Related Transactions."

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Form 10-KSB Report:

    (1) Financial Statements: See Index to Financial Statements.

    (2) Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this report.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHOTON DYNAMICS, INC.

Date: December 16, 1998                   By: /s/ Vincent Sollitto
                                            -----------------------------------
                                                 Vincent Sollitto
                                                 Chief Executive Officer and
                                                  Director (Principal
                                                  Executive Officer)

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent F. Sollitto Jr. and Richard Dissly, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

 December 16, 1998  Chief Executive Officer         /s/ Vincent Sollitto
                    and Director               -------------------------------
                    (Principal Executive              Vincent Sollitto
                    Officer)
 December 16, 1998  Chief Financial Officer          /s/ Richard Dissly
                    (Principal Financial and   -------------------------------
                    Accounting Officer)                Richard Dissly

 December 16, 1998  Chairman of the Board            /s/ E. Floyd Kvamme
                                               -------------------------------
                                                       E. Floyd Kvamme

 December 16, 1998  Director                         /s/ Francois Henley
                                               -------------------------------
                                                       Francois Henley

 December 16, 1998  Director                            /s/ Barry Cox
                                               -------------------------------
                                                          Barry Cox

 December 16, 1998  Director                           /s/ Michael Kim
                                               -------------------------------
                                                         Michael Kim

 December 16, 1998  Director                     /s/ Dr. Malcolm J. Thompson
                                               -------------------------------
                                                   Dr. Malcolm J. Thompson

 December 16, 1998  Director                          /s/ Steve Krausz
                                               -------------------------------
                                                        Steve Krausz

                               INDEX TO EXHIBITS

 NUMBER                           EXHIBIT                             REFERENCE
 ------                           -------                             ---------
  3.1   Form of Amended and Restated Articles of Incorporation of        A
        the Registrant.
  3.2   Amended and Restated Bylaws of the Registrant
  4.1   Reference is made to Exhibits 3.1 and 3.2.                       A
 10.1   First Amended and Restated Investor Rights Agreement             A
        between Registrant and the shareholders set forth therein
        dated May 11, 1994.
 l0.2   Fourth Amended Shareholders Agreement for Photon Dynamics,       A
        Inc. between the Registrant and the shareholders set forth therein dated May 11, 1994.
 10.3   Form of Indemnification Agreement between the Registrant         A
        and each of its executive officers and directors.
 10.4   1987 Stock Option Plan and Form of Stock Option Agreement.       A,B
 10.5   1995 Stock Option Plan and Forms of Stock Option                 A,B
        Agreements.
 10.6   1995 Employee Stock Purchase Plan.                               A,B
 10.7   Lease agreement between Berg & Berg Developers and Photon        C
        Dynamics, Inc. dated August 6, 1996.
 10.8   Sales Agent Agreement between the Registrant, K.K. Photon        A
        Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd.
        dated June 1, 1992, the amendment thereto dated November
        17, 1993 and the modification agreement related thereto
        dated January 1, 1995.
 10.9   License Agreement between the Registrant and Ishikawajima-       A
        Harima Heavy Industries Co., Ltd. dated June 1, 1992 and
        the addendum thereto dated November 11, 1993.
 10.10  Commercialization Agreement between the Registrant and           A
        Ishikawajima-Harima Heavy Industries Co., Ltd. dated June
        1, 1992 and the amendment thereto dated November 17, 1993.
 10.13  Form of Amendment to First Amended and Restated Investor         A
        Rights Agreement.
 10.14  Agreement Regarding Change of Control between the                C
        Registrant and Vincent Sollitto dated July 1, 1996.
 21.1   Subsidiaries of the Registrant.
 23.1   Consent of Ernst & Young LLP, Independent Auditors
 27.1   Financial Data Schedule

--------
Key to Exhibits:

(A) Incorporated by reference to Registrants' Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 15, 1995
(B) Management contract or compensatory plan or arrangements required to be filed as an exhibit to this report on Form 10-KSB pursuant to Item 13(a) of this report.
(C) Incorporated by reference to Registrant's Form10-KSB for the year ended September 30, 1996

                                                                      1455-AR-99