Form 10QSB
period 1998-12-31
PHOTON DYNAMICS INC
filed 1999-02-12
CIK 1002663

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1998


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

As of February 10, 1999, 7,512,281 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS


                          Part I: Financial Information                    Page
                                                                           ----

Item 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets - December 31, 1998 and
              September 30, 1998........................................... 3
          Condensed Consolidated Statements of Operations - three months ended December 31, 1998 and 1997............................. 4
          Condensed Consolidated Statements of Cash Flows - three months ended December 31, 1998 and 1997............................. 5
          Notes to Condensed Consolidated Financial Statements............. 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 8

                          Part II: Other Information

Item 1.   Legal Proceedings................................................11
Item 2.   Changes in Securities............................................11
Item 3.   Defaults Upon Senior Securities..................................11
Item 4.   Submission of Matters to a Vote of Security Holders..............11
Item 5.   Other Information................................................11
Item 6.   Exhibits and Reports on Form 8-K.................................11

          Signatures.......................................................12

                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                                                  December 31, 1998             September 30, 1998
                                                                                 -------------------           --------------------
                                      Assets
Current assets:
 Cash and cash equivalents                                                           $         5,862               $          5,562
 Accounts receivable, net                                                                      4,994                          6,027
 Inventories                                                                                   5,739                          6,767
 Prepaid expenses and other current assets                                                       192                            276
                                                                                 -------------------           --------------------
 Total current assets                                                                         16,787                         18,632

Property, equipment, and leasehold improvements, net                                           1,638                          1,798

Other assets                                                                                     747                            603
                                                                                 -------------------           --------------------
Total assets                                                                         $        19,172               $         21,033
                                                                                  ==================            ===================

                 Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                                    $           754                       $  1,486
 Accrued expenses and other liabilities                                                        2,836                          2,936
 Customer deposits and deferred revenue                                                          395                            116
 Current portion of long-term debt                                                                 4                              4
                                                                                 -------------------           --------------------

Total current liabilities                                                                      3,989                          4,542

Noncurrent portion of long-term debt                                                               1                              2


Shareholders' equity:
 Common stock                                                                                 38,977                         38,918
 Accumulated deficit                                                                         (23,702)                       (22,147)
 Foreign currency translation adjustment and other                                               (21)                          (197)
 Notes receivable from shareholders                                                              (72)                           (85)
                                                                                 -------------------           --------------------

 Total shareholders' equity                                                                   15,182                         16,489
                                                                                 -------------------           --------------------
 Total liabilities and shareholders' equity                                           $       19,172               $         21,033
                                                                                  ==================           ====================

See accompanying notes to condensed consolidated financial statements.

Note: The balance sheet at September 30, 1998, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                  Three Months Ended December 31,
                                                                                    1998                   1997
                                                                          ----------------------  ----------------------
Revenue                                                                    $               4,081   $              5,374

Cost of revenue                                                                            2,820                  2,729
                                                                          ----------------------  ----------------------

Gross margin                                                                               1,261                  2,645

Operating expenses:
 Research and development                                                                  1,125                  1,873
 Selling, general and administrative                                                       1,670                  1,121
 Asset recovery related to product line disposal                                               -                   (350)
                                                                          ----------------------  ----------------------
Total operating expenses                                                                   2,795                  2,644
                                                                          ----------------------  ----------------------
Operating income (loss)                                                                   (1,534)                     1

Interest income                                                                               72                     69
Interest expense and other                                                                   (91)                   (24)
                                                                          ----------------------  ----------------------
Income (loss) before provision for income taxes                                           (1,553)                    46

Provision for income taxes                                                                     2                      -
                                                                          ----------------------  ----------------------
Net income (loss)                                                          $              (1,555)  $                 46
                                                                          ======================  ======================

Basic and diluted net income (loss) per share                              $               (0.21)  $                0.01
                                                                          ======================  ======================
Shares used in computing basic net income (loss) per share                                 7,362                   7,152
                                                                          ======================  ======================
Shares used in computing diluted net income (loss) per share                               7,362                   7,492
                                                                          ======================  ======================

See accompanying notes to condensed consolidated financial statements.

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                  Three Months Ended December 31,
                                                                                    1998                   1997
                                                                          ----------------------  ----------------------

Operating activities:
Net income (loss)                                                            $            (1,555)    $                46
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                             265                     271
   Changes in operating assets and liabilities:
      Accounts receivable                                                                  1,033                   3,031
      Inventories                                                                          1,028                  (1,050)
      Prepaid expenses and other current assets                                               84                     (94)
      Other assets                                                                          (144)                     15
      Accounts payable                                                                      (732)                   (256)
      Accrued expenses and other liabilities                                                (100)                    (58)
      Customer deposits and deferred revenue                                                 279                     (90)
                                                                          ----------------------  ----------------------
Net cash provided by operating activities                                                    158                   1,815

Investing activities:
Acquisition of property and equipment                                                      (105)                   (101)
                                                                         ----------------------  ----------------------
Net cash used in investing activities                                                      (105)                   (101)

Financing activities:
Principal payments under capital leases                                                      (1)                     (2)
Proceeds from issuance of common stock                                                       59                       5
Repayment of notes receivable from shareholders                                              13                       5
                                                                         ----------------------  ----------------------
Net cash provided by financing activities                                                    71                       8
                                                                         ----------------------  ----------------------
Effect of exchange rate changes                                                             176                    (226)
                                                                         ----------------------  ----------------------
Net increase in cash and cash equivalents                                                   300                   1,496
Cash and cash equivalents at beginning of period                                          5,562                   4,831
                                                                         ----------------------  ----------------------
Cash and cash equivalents at end of period                                   $            5,862      $            6,327
                                                                         ======================  ======================

See accompanying notes to condensed consolidated financial statements.

                            PHOTON DYNAMICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Significant Accounting Policies

     Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

2.    Inventories

      Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

Inventories comprise (in thousands):                         December 31,              September 30,
                                                                 1998                      1998
                                                       ----------------------      ---------------------
Raw materials                                          $                1,532      $               1,888
Work-in-process                                                         4,040                      2,144
Finished goods                                                            167                      2,735
                                                       ----------------------      ---------------------
                                                       $                5,739      $               6,767
                                                       ======================      =====================

3.   Net Income (Loss) Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where appropriate restated to conform to the SFAS 128 requirements.

     For the three months ended December 31, 1998, basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options, warrants and convertible debt outstanding are excluded from the diluted earnings per share computation as their effect is antidilutive. As the Company incurred a loss in the three month period ended December 31, 1998, the effect of dilutive securities totaling approximately 224,240 have been excluded from the computation as they are antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended December 31,
                                                                    --------------------------------------------------
(In thousands, except per share amounts)                                      1998                        1997
                                                                    ----------------------      ----------------------

Numerator for basic and diluted net income (loss) per share           $             (1,555)       $                 46

Denominator for basic net income per share                                           7,362                       7,152

Effect of dilutive securities:
 Employee stock options                                                                  -                         227
 Warrants                                                                                -                         113
                                                                    ----------------------      ----------------------
Denominator for diluted net income per share                                         7,362                       7,492

Basic and diluted net income (loss) per share                                      $ (0.21)                      $0.01



4.   Comprehensive Income

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130") . SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments or contributions by shareholders. The Company has reclassified earlier financial statements for comparative purposes. The Company's total comprehensive income was as follows:


                                                                  Three Months Ended December 31,
                                                       --------------------------------------------------
(In thousands)                                                   1998                         1997
                                                       ----------------------       ---------------------
Net income (loss)                                        $             (1,555)        $                46

Foreign currency translation income (loss)                                176                        (226)
                                                       ----------------------       ---------------------
Total comprehensive loss                                 $             (1,379)        $              (180)
                                                       ======================       =====================


5.   Stock Options

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

                              PHOTON DYNAMICS, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-KSB and annual reports to shareholders. Among the factors that could cause actual results to differ materially are those discussed under "Other Factors Affecting Company Results" and elsewhere in this Form 10-QSB.

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the year ended September 30, 1998.

Results of Operations

     Revenue. Revenue decreased to $4.1 million in the first quarter of fiscal 1999 from $5.4 million in the first quarter of fiscal 1998. Revenue continued to be below the Company's expectations due to the general economic conditions in Korea and Japan. As of December 31, 1998, backlog was $13.5 million.

     Gross Margin. Gross margin as a percent of revenue decreased to 31% in the first quarter of fiscal 1999 from 49% in the first quarter of fiscal 1998. This decrease in gross margin was due to a less favorable product mix and manufacturing inefficiencies resulting from lower production volumes. Overall gross margins will fluctuate on a quarterly basis due to the Company's production volume and product mix among other factors.

     Research and Development. Research and development spending decreased to $1.1 million in the first quarter of fiscal 1999, or 28% of revenue, from $1.9 million in the first quarter of fiscal 1998, or 35% of revenue. The decrease in research and development spending was primarily in the areas of outside consultants and prototype materials. In the prior period, the Company was working on a number of product enhancements that it believed would improve its ability to sell to volume production environments. Because this work is complete, the Company has now reduced its spending on outside consultants and prototype materials. The Company does not expect to materially increase the level of research and development spending from its current level through the remainder of fiscal 1999.

     Selling, General and Administrative. The Company increased its selling, general and administrative expenses in the first quarter of fiscal 1999 to $1.7 million, or 41% of revenue, from $1.1 million in the first quarter of fiscal 1998, or 21% of revenue. The increase is due largely to higher commission expense related to large order volume in the current period. In the prior period, the Company collected some older extended receivables that had previously been reserved. Without this cash collection, total selling, general and administrative costs for the first quarter of fiscal 1998 would have been $1.4 million. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1999 and in future periods depending on factors such as the level of the Company's revenue and other operations.
Selling expenses may also fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures.

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

     Interest Income. Interest income in the first quarter of fiscal 1999 increased to $72,000 from $69,000 in the first quarter of fiscal 1998. Interest income varies slightly as a result of changes in the average cash and investment balances.

     Interest Expense and Other. Interest expense and other consists of interest expense and foreign exchange gains and losses.

     Provision for Income Taxes. The provision for income taxes for the three months ended December 31, 1998, was related to taxes by the Company's foreign subsidiary in Korea. There were no U.S. taxes as a result of the Company's net operating loss.

Liquidity and Capital Resources

     As of December 31, 1998, the Company had working capital of $12.8 million of which $5.9 million was cash or cash equivalents.

     Cash provided by operating activities was $158,000 for the three months ended December 31, 1998. Working capital items that significantly impacted cash balances in the quarter were accounts receivable, inventories and accounts payable. The Company's accounts receivable balance decreased $1.0 million to $5.0 million. During the quarter ended December 31, 1998, the Company collected a large amount of receivables resulting in a lower account receivable balance. The Company's credit terms to customers typically extend a small portion of the payment for a period of months after shipment. Inventory balances decreased as a result of lower levels of incoming material and the significant reduction of finished goods related to products that shipped in the early part of the first quarter of fiscal 1999. Accounts payable decreased dramatically due mainly to the previously mentioned lower level of incoming material.

     The Company believes that cash and cash equivalents and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for the next twelve months. As of December 31, 1998, the Company had no material outstanding commitments to purchase or lease capital equipment.

     The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies. The Company may seek to affect additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to the Company on commercially reasonable terms. The sale of additional equity or convertible debt could result in additional dilution to the Company's shareholders.

Year 2000 Computer System Compliance

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing the disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, creditors, financial organizations, utility providers, and government entities, both domestic and international (collectively, "Third Parties"). Consequently, the Company could be affected by disruptions in the operations of Third Parties with which the Company interacts.

     The Company is in the process of addressing internal and external Year 2000 issues and has established a task force with this responsibility. To date, the Company has made several modifications to its product software, its enterprise software and its network software to ensure Year 2000 compliance. Although the Company believes that its products and internal systems are currently Year 2000 compliant, there can be no assurance that the Third Parties with which the Company interacts are or will be Year 2000 compliant. Failure of Third Party enterprises to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations. The Company continues to evaluate the estimated costs associated with the efforts to prepare for the year 2000 based on actual experience. While the efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The actual outcome and result could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and correct software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 compliant, and timely actions by customers. The Company anticipates that it will remediate all Year 2000 risks and be able to conduct normal operations without having to establish a Year 2000 contingency plan; accordingly, the Company does not have a contingency plan and does not intend to establish one. There is no guarantee, however, that all problems will be foreseen and corrected or that no material disruption of business will occur.


Other Factors Affecting Company Results

     The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties may cause revenue for that quarter to fall significantly below the Company's expectations. This would have a material adverse effect on the Company's results of operations for such a quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers; competitive pricing pressures; costs of components and subsystems; the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis; the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities; fluctuations in foreign exchange rates; the timing of recognition of revenue under development contracts; the introduction and announcement of new products by the Company's competitors; and changing conditions in the FPD market worldwide. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. The Company believes that the current economic conditions in East Asia will continue to have a negative impact on the Company's results of operations. For a further discussion of the Company's business and certain risk factors pertaining to its business, please refer to the Company's 1998 Annual Report on Form 10-KSB.

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




                                             PHOTON DYNAMICS, INC.
                                                 (Registrant)



Date: February 12, 1999                      /s/ Vincent Sollitto
                                            --------------------------------
                                             Vincent Sollitto
                                             Chief Executive Officer and
                                               Director
                                             (Principal Executive Officer)





Date: February 12, 1999                      /s/ Richard Dissly
                                            --------------------------------
                                             Richard Dissly
                                             Chief Financial Officer and
                                               Secretary
                                             (Principal Financial and Accounting
                                               Officer)