Form 10QSB
period 1999-03-31
PHOTON DYNAMICS INC
filed 1999-05-12
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-27234


                             PHOTON DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                 94-3007502
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


    6325 SAN IGNACIO AVENUE, SAN JOSE, CA                          95119
   (Address of principal executive offices)                     (Zip Code)

                                 (408) 226-9900
              (Registrant's telephone number, including area code)

                                      N/A
       (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of May 10, 1999, 7,553,515 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS


                                            Part I:  Financial Information                                 Page
                                                                                                          ------
Item 1.        Financial Statements (unaudited)
               Condensed Consolidated Balance Sheets - March 31, 1999 and September 30, 1998...........       3
               Condensed Consolidated Statements of Operations - three and six months ended March 31,
                1999 and 1998..........................................................................       4

               Condensed Consolidated Statements of Cash Flows - six months ended March 31, 1999 and
                1998...................................................................................       5

               Notes to Condensed Consolidated Financial Statements....................................       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...       8

                                             Part II:  Other Information

Item 1.        Legal Proceedings.......................................................................      12
Item 2.        Changes in Securities...................................................................      12
Item 3.        Defaults Upon Senior Securities.........................................................      12
Item 4.        Submission of Matters to a Vote of Security Holders.....................................      12
Item 5.        Other Information.......................................................................      13
Item 6.        Exhibits and Reports on Form 8-K........................................................      13

               Signatures..............................................................................      14

                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                         March 31, 1999       September 30, 1998
                                                         ---------------     -------------------
                               Assets
Current assets:
 Cash and cash equivalents                                    $  5,686                $  5,562
 Accounts receivable, net                                        9,261                   6,027
 Inventories, net                                                4,876                   6,767
 Prepaid expenses and other current assets                         168                     276
                                                              --------                --------
 Total current assets                                           19,991                  18,632

Property, equipment and leasehold improvements, net              1,436                   1,798

Other assets                                                       715                     603
                                                              --------                --------
Total assets                                                  $ 22,142                $ 21,033
                                                              ========                ========

            Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable                                             $  1,952                $  1,486
 Accrued expenses and other liabilities                          2,939                   2,936
 Customer deposits and deferred revenue                            211                     116
 Current obligations under lines of credit                       1,500                       -
 Current portion of long-term debt                                   4                       4
                                                              --------                --------
Total current liabilities                                        6,606                   4,542

Noncurrent portion of long-term debt                                 -                       2

Shareholders' equity:
 Common stock                                                   39,274                  38,918
 Accumulated deficit                                           (23,619)                (22,147)
 Foreign currency translation adjustment and other                 (39)                   (197)
 Notes receivable from shareholders                                (80)                    (85)
                                                              --------                --------
 Total shareholders' equity                                     15,536                  16,489
                                                              --------                --------
 Total liabilities and shareholders' equity                   $ 22,142                $ 21,033
                                                              ========                ========

See accompanying notes to condensed consolidated financial statements.

Note: The balance sheet at September 30, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                Three Months Ended                       Six Months Ended
                                                     March 31,                               March 31,
                                            ---------------------------            --------------------------
                                               1999             1998                 1999             1998
                                            ----------        ---------            ---------       ----------
Revenue:
 Product revenue                               $ 6,727        $  7,362            $ 10,808          $ 12,737
 Non-product revenue                               500               -                 500                 -
                                               -------        --------            --------          --------
                                                 7,227           7,362              11,308            12,737

Cost of revenue:
 Product revenue                                 4,244           4,313               7,064             7,042
 Non-product revenue                                 -               -                   -                 -
                                               -------        --------            --------          --------
                                                 4,244           4,313               7,064             7,042
                                               -------        --------            --------          --------
Gross margin                                     2,983           3,049               4,244             5,695

Operating expenses:
 Research and development                        1,192           1,479               2,317             3,352
 Selling, general and administrative             1,747           1,372               3,417             2,493
 Asset recovery related to product line
  disposal                                           -               -                   -              (350)
                                               -------        --------            --------          --------
Total operating expenses                         2,939           2,851               5,734             5,495
                                               -------        --------            --------          --------
Operating income (loss)                             44             198              (1,490)              200

Interest income                                     51              69                 123               138
Interest expense and other                         (12)            (25)               (103)              (49)
                                               -------        --------            --------          --------
Income (loss) before provision for income taxes     83             242              (1,470)              289

Provision for income taxes                           -              21                   2                21
                                               -------        --------            --------          --------

Net income (loss)                              $    83        $    221            $ (1,472)         $    268
                                               =======        ========            ========          ========

Basic net income (loss) per share              $  0.01        $   0.03            $  (0.20)         $   0.04
                                               =======        ========            ========          ========
Diluted net income (loss) per share            $  0.01        $   0.03            $  (0.20)         $   0.04
                                               =======        ========            ========          ========
Shares used in computing basic
net income (loss) per share                      7,488           7,220               7,425             7,186
                                               =======        ========            ========          ========
Shares used in computing diluted
net income (loss) per share                      7,856           7,461               7,425             7,477
                                               =======        ========            ========          ========


See accompanying notes to condensed consolidated financial statements.

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                            Six Months Ended March 31,
                                                                           1999                   1998
                                                                        ----------            -----------

OPERATING ACTIVITIES:
Net income (loss)                                                        $(1,472)             $   268
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                                               509                  567
 Changes in operating assets and liabilities:
   Accounts receivable                                                    (3,234)                 750
   Inventories                                                             1,891                 (565)
   Prepaid expenses and other current assets                                 108                  309
   Other assets                                                             (112)                 267
   Accounts payable                                                          466               (1,075)
   Accrued expenses and other liabilities                                      3                 (241)
   Customer deposits and deferred revenue                                     94                  144
                                                                         -------              -------
Net cash provided by (used in) operating activities                       (1,747)                 424

INVESTING ACTIVITIES:
Acquisition of property and equipment                                       (147)                (236)
                                                                        --------              -------
Net cash used in investing activities                                       (147)                (236)

FINANCING ACTIVITIES:
Proceeds from borrowings under lines of credit                             1,500                  350
Principal payments under capital leases                                       (2)                  (2)
Proceeds from issuance of common stock                                       356                  140
Issuance of notes receivable to employees                                     (7)                   -
Repayment of notes receivable from shareholders                               13                   11
                                                                        --------              -------
Net cash provided by financing activities                                  1,860                  499
                                                                        --------              -------
Effect of exchange rate changes                                              158                 (200)
                                                                        --------              -------
Net increase in cash and cash equivalents                                    124                  487
Cash and cash equivalents at beginning of period                           5,562                4,831
                                                                        --------              -------
Cash and cash equivalents at end of period                              $  5,686              $ 5,318
                                                                        ========              =======

See accompanying notes to condensed consolidated financial statements.

                              PHOTON DYNAMICS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

     Inventories comprise (in thousands):        March 31,       September 30,
                                                    1999             1998
                                                ------------     -------------
     Raw materials                                   $1,324            $1,888
     Work-in-process                                  3,250             2,144
     Finished goods                                     302             2,735
                                                     ------            ------
                                                     $4,876            $6,767
                                                     ======            ======

3.   NET INCOME (LOSS) PER SHARE

     For the three and six months ended March 31, 1999, basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Shares issuable from stock options and warrants are excluded from the diluted net income (loss) per share computation for the six months ended March 31, 1999 as their effect is antidilutive. As the Company incurred a loss for the six month period ended March 31, 1999, the effect of dilutive securities totaling approximately 296,131 has been excluded from the computation as they are antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except per share amounts)                  THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                       --------------------------------   -----------------------------
                                                             1999             1998              1999            1998
                                                       ----------------------------------------------------------------
Numerator for basic and diluted
net income (loss) per share                                    $   83           $  221          $(1,472)         $  268

Denominator for basic net income (loss) per share               7,488            7,220            7,425           7,186
Effect of dilutive securities:
 Employee stock options                                           276              138                -             183
 Warrants                                                          92              103                -             108
                                                               ------          -------         --------         -------
Denominator for diluted net income (loss) per share             7,856            7,461            7,425           7,477

Basic net income (loss) per share                              $ 0.01           $ 0.03          $(0.20)          $ 0.04
Diluted net income (loss) per share                            $ 0.01           $ 0.03          $(0.20)          $ 0.04

4.   COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments or contributions by shareholders. The Company has reclassified earlier financial statements for comparative purposes. The Company's total comprehensive income was as follows:


                                                          THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                         -----------------------------      --------------------------
(In thousands)                                              1999               1998            1999            1998
                                                         ------------       ----------      ----------      ---------
Net income (loss)                                           $  83             $ 221           $(1,472)         $ 268

Foreign currency translation income (loss)                    (18)               26               158           (200)
                                                            -----             -----           -------          -----
Total comprehensive income (loss)                           $  65             $ 247           $(1,314)         $  68
                                                            =====             =====           =======          =====

5.   NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting rules for different types of hedges. Adoption of this statement is required in the year ending September 30, 2001 and is not expected to have a material impact on the Company's results of operations or financial condition.

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

RESULTS OF OPERATIONS

    Revenue. Revenue for the second quarter of fiscal 1999 decreased 2% to $7.2 million from $7.4 million in the second quarter of fiscal 1998. Revenue for the first six months of fiscal 1999 decreased 11% to $11.3 million from $12.7 million in the comparable period of fiscal 1998. Revenue for the second quarter of fiscal 1999 increased 77% to $7.2 million from $4.1 million in the first quarter of fiscal 1999. This increase in revenue from the first quarter of fiscal 1999 was due to a significant increase in customer orders from Korea and Taiwan. As of March 31, 1999, backlog was approximately $16.2 million compared to $8.4 million at March 31, 1998.

    Non-product revenue in the current quarter consisted of a non-recurring $500,000 fee paid by a Japanese company for development work transferred to it by the Company.

    Gross Margin. Gross margin as a percent of revenue was 41% and 38% for the three and six month periods ended March 31, 1999, respectively, compared to 41% and 45% for the three and six month periods ended March 31, 1998, respectively. For the second quarter of fiscal 1999, the non-product development agreement with a Japanese company increased gross margin from 37% to 41%. The decrease in gross margin for the first six months of fiscal 1999 from the comparable period of fiscal 1998 was due to the Company's efforts to expand its customer base through the shipment of several system upgrade orders in the second quarter of fiscal 1999. Such system upgrade orders have gross margins lower than typical system shipments. Overall gross margins will fluctuate on a quarterly basis due to the Company's production volume and product mix, among other factors.

    Research and Development. Research and development spending decreased to $1.2 million in the second quarter of fiscal 1999, or 16% of revenue, from $1.5 million in the second quarter of fiscal 1998, or 20% of revenue. Research and development expenses for the first six months of fiscal 1999 were $2.3 million, or 20% of revenue, compared to $3.4 million, or 26% of revenue, in the comparable period in 1998. The decrease in research and development spending was primarily in the areas of outside consultants and prototype materials. In the first six months of fiscal 1998, the Company was working on a number of product enhancements that it believed would improve its ability to sell to volume production environments. Because this work is now complete, the Company has reduced its spending on outside consultants and prototype materials during the first six months of fiscal 1999. The Company does not expect to materially increase the level of research and development spending from its current level through the remainder of fiscal 1999.

    Selling, General and Administrative. Selling, general and administrative expenses in the second quarter of fiscal 1999 increased to $1.7 million, or 24% of revenue, from $1.4 million, or 19% of revenue, in the second quarter of fiscal 1998. Selling, general and administrative expenses for the first six months of fiscal 1999 were $3.4 million, or 30% of revenue, an increase from $2.5 million, or 20% of revenue, in the comparable period of fiscal 1998. In the first six months of fiscal 1998, the Company collected some older extended receivables that had previously been reserved. Without this cash collection, total selling, general and administrative costs for the first six months of fiscal 1998 would have been $2.7 million. The increase in these expenses for the three and six month periods ended March 31, 1999 is due to higher commission expense related to large order volume and expenses related to financing activities. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1999 and in future periods depending on factors such as the level of the Company's revenue and other operations. Selling expenses may also fluctuate based on the Company's product and territory sales mix, which have different sales channels and associated cost structures.

    Asset Recovery Related to Product Line Disposal. During the quarter ended December 31, 1997, the Company received a payment of $350,000 in settlement of a dispute related to the cancellation of its Defect Monitoring Tool (DMT) product line. In September 1996, the Company ceased operations of its DMT product line. The DMT product group worked exclusively on a single customer project not in the Flat Panel Display (FPD) market. As a result of the cancellation of this project, the Company expensed the associated inventory and assets of this product line which were not transferred to other products.

    Interest Income. Interest income for the three and six month periods ended March 31, 1999 were $51,000 and $123,000, respectively, as compared to $69,000 and $138,000, respectively, for the three and six month periods ended March 31, 1998. The decreases were the result of a slight decrease in interest rates over fiscal 1999 as compared to the respective periods of fiscal 1998.

    Interest Expense and Other. Interest expense and other consists of interest expense, foreign exchange gains and losses, and other miscellaneous income and expense.

    Provision for Income Tax. The provision for income taxes for the six months ended March 31, 1999 was related to taxes by the Company's foreign subsidiary in Korea. There were no U.S. taxes as a result of the Company's net operating loss for the six months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its growth primarily from a combination of amounts raised in equity financings, loans, lines of credit, and cash flows from operations. As of March 31, 1999, the Company had working capital of $13.4 million of which $5.7 million was cash or cash equivalents.

    Cash used in operating activities was $1.7 million for the six months ended March 31, 1999. Working capital items that significantly impacted cash balances in the period were accounts receivable, inventories and accounts payable. The Company's accounts receivable balance increased $3.3 million to $9.3 million in the second quarter of fiscal 1999 from $6.0 million in the fourth quarter of fiscal 1998 due to higher shipments. This higher level of shipments resulted in a $1.9 million decrease in inventories from $6.8 million in the fourth quarter of fiscal 1998 to $4.9 million in the second quarter of fiscal 1999. Accounts payable increased $0.5 million from $1.5 million in the fourth quarter of fiscal 1998 to $2.0 million in the second quarter of fiscal 1999 due to the additional incoming material required to meet the increased production requirements.

    Capital expenditures during the first six months of fiscal 1999 were $147,000 compared to $236,000 in the first six months of fiscal 1998.

    The Company has also entered into a $3.5 million line of credit with a bank which expires in March 2000. The line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company is eligible to borrow against accounts receivable and a portion of inventories. Borrowings under this line of credit bear interest at the prime rate plus 1.00% to 1.25% (8.75% to 9.00% as of March 31, 1999). At March 31,
1999, $1.5 million was outstanding under this bank line of credit, and the Company was in compliance with all bank covenants.

    The Company believes that cash and cash equivalents, borrowings from the line of credit, and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for the next twelve months. As of March 31, 1999, the Company had no material outstanding commitments to purchase or lease capital equipment.

    The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to the Company on commercially reasonable terms. The sale of additional equity or convertible debt could result in additional dilution to the Company's shareholders.

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

OTHER FACTORS AFFECTING COMPANY RESULTS

    The Company has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations. The Company derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $0.4 million to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations. The failure to receive anticipated orders or delays in shipments in a particular quarter due, for example, to unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties may cause revenue for that quarter to fall significantly below the Company's expectations. This would have a material adverse effect on the Company's results of operations for such a quarter. The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. All orders are subject to delay or cancellation with limited or no penalty. The Company's sales will often reflect orders shipped in the same quarter that they are received. Other factors which may have an influence on the Company's results of operations in a particular quarter include the volume, mix and timing of the receipt of orders from major customers; competitive pricing pressures; costs of components and subsystems; the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis; the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities; fluctuations in foreign exchange rates; the timing of recognition of revenue under development contracts; the introduction and announcement of new products by the Company's competitors; and changing conditions in the FPD market. In particular, due to substantial differences in gross margin for the Company's products, changes in the mix of products sold could result in substantial fluctuations in the Company's gross margin. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. For a further discussion of the Company's business and certain risk factors pertaining to its business, please refer to the Company's 1998 Annual Report on Form 10-KSB.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on January 26, 1999. Matters voted upon at the meeting included:

         1) Election of Directors (listed below)

         The following directors were elected to hold office until the next Annual Meeting of Shareholders of the Company:

         Director                        For              Withheld
         --------                     ---------           --------

         Floyd Kvamme............     4,567,701            541,792
         Vincent Sollitto........     4,568,201            541,292
         Francois Henley.........     4,567,701            541,792
         Barry Cox...............     4,567,701            541,792
         Michael Kim.............     4,547,653            561,840
         Malcolm Thompson........     4,568,201            541,292


         2) Approval of an increase in shares reserved for issuance under the 1995 Stock Option Plan by 230,000 from 1,110,943 shares to 1,340,943.

         For.....................     3,221,935
         Against.................       682,057
         Abstained...............        29,800
         No Vote.................     1,175,701

         3) Approval of an increase in shares reserved for issuance under the 1995 Employee Stock Purchase Plan by 150,000 from 200,000 shares to 350,000.

         For.....................     3,518,418
         Against.................       108,020
         Abstained...............       307,354
         No Vote.................     1,175,701


         4) Ratification of the selection of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending September 30, 1999.

         For.....................     5,059,103
         Against.................        29,140
         Abstained...............        21,250
         No Vote.................             0



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



                                    PHOTON DYNAMICS, INC.
                                        (Registrant)




Date: May 12, 1999                  /s/ VINCENT SOLLITTO
                                    -----------------------------------
                                    Vincent Sollitto
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)




Date: May 12, 1999                  /s/ RICHARD DISSLY
                                    -----------------------------------
                                    Richard Dissly
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)