Form 10QSB
period 1999-06-30
PHOTON DYNAMICS INC
filed 1999-08-12
CIK 1002663

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999


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
       (State or other jurisdiction of       (I.R.S. Employer Identification
       incorporation or organization)        No.)



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__
                                         -
As of August 8, 1999, 7,743,466 shares of the Issuer's Common Stock, no par value, were outstanding.

                               TABLE OF CONTENTS


                          Part I:  Financial Information                                                 Page
                                                                                                         ----
 Item 1.  Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets - June 30, 1999 and September 30, 1998...............       3
          Condensed Consolidated Statements of Operations - three and nine months ended June 30,
             1999 and 1998...........................................................................       4
          Condensed Consolidated Statements of Cash Flows - nine months ended June 30, 1999 and
             1998....................................................................................       5
          Notes to Condensed Consolidated Financial Statements.......................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......       8

                          Part II:  Other Information

Item 1.   Legal Proceedings..........................................................................      12
Item 2.   Changes in Securities......................................................................      12
Item 3.   Defaults Upon Senior Securities............................................................      12
Item 4.   Submission of Matters to a Vote of Security Holders........................................      12
Item 5.   Other Information..........................................................................      12
Item 6.   Exhibits and Reports on Form 8-K...........................................................      12

          Signatures.................................................................................      13

                             Photon Dynamics, Inc.

                     Condensed Consolidated Balance Sheets
                                (In thousands)


                                                                     (Unaudited)
                                                                     June 30, 1999         September 30, 1998
                                                                     -------------         ------------------
                                    Assets
Current assets:
 Cash and cash equivalents                                                $  5,916                   $  5,562
 Accounts receivable, net                                                   11,067                      6,027
 Inventories, net                                                            4,352                      6,767
 Prepaid expenses and other current assets                                     245                        276
                                                                          --------                   --------
 Total current assets                                                       21,580                     18,632

Property, equipment and leasehold improvements, net                          1,196                      1,798

Other assets                                                                   606                        603
                                                                          --------                   --------
Total assets                                                              $ 23,382                   $ 21,033
                                                                          ========                   ========

                     Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                         $  2,122                   $  1,486
 Accrued expenses and other liabilities                                      3,389                      2,936
 Customer deposits and deferred revenue                                        118                        116
 Current obligations under lines of credit                                   1,000                          -
 Current portion of long-term debt                                               3                          4
                                                                          --------                   --------
Total current liabilities                                                    6,632                      4,542

Noncurrent portion of long-term debt                                             -                          2

Shareholders' equity:
 Common stock                                                               39,506                     38,918
 Accumulated deficit                                                       (22,617)                   (22,147)
 Foreign currency translation adjustment and other                             (66)                      (197)
 Notes receivable from shareholders                                            (73)                       (85)
                                                                          --------                   --------
 Total shareholders' equity                                                 16,750                     16,489
                                                                          --------                   --------
 Total liabilities and shareholders' equity                               $ 23,382                   $ 21,033
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

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                  (Unaudited)

                                                           Three Months Ended                Nine Months Ended
                                                                 June 30,                         June 30,
                                                        -----------------------            ----------------------
                                                         1999              1998             1999             1998
                                                        -----------------------            ----------------------
Revenue:
 Product revenue                                       $9,391            $5,625           $20,199         $18,362
 Non-product revenue                                        -                 -               500               -
                                                       ------            ------           -------         -------
                                                        9,391             5,625            20,699          18,362

Cost of revenue:
 Product revenue                                        5,263             3,061            12,327          10,103
 Non-product revenue                                        -                 -                 -               -
                                                       ------            ------           -------         -------
                                                        5,263             3,061            12,327          10,103
                                                       ------            ------           -------         -------
Gross margin                                            4,128             2,564             8,372           8,259

Operating expenses:
 Research and development                               1,426             1,386             3,743           4,738
 Selling, general and administrative                    1,700             1,235             5,117           3,728
 Asset recovery related to product line disposal            -                 -                 -            (350)
                                                       ------            ------           -------         -------
Total operating expenses                                3,126             2,621             8,860           8,116
                                                       ------            ------           -------         -------
Operating income (loss)                                 1,002               (57)             (488)            143

Interest income                                            39                46               162             184
Interest expense and other                                 11                60               (92)             11
                                                       ------            ------           -------         -------
Income (loss) before provision for income taxes         1,052                49              (418)            338

Provision for income taxes                                 50                 -                52              21
                                                       ------            ------           -------         -------
Net income (loss)                                      $1,002            $   49           $  (470)         $  317
                                                       ======            ======           =======         =======

Basic net income (loss) per share                      $ 0.13            $ 0.01           $ (0.06)         $ 0.04
                                                       ------            ------           -------         -------
Diluted net income (loss) per share                    $ 0.12            $ 0.01           $ (0.06)         $ 0.04
                                                       ------            ------           -------         -------

Shares used in computing basic
net income (loss) per share                             7,635             7,269             7,495           7,214
                                                       ------            ------           -------         -------
Shares used in computing diluted
net income (loss) per share                             8,275             7,586             7,495           7,513
                                                       ------            ------           -------         -------

See accompanying notes to condensed consolidated financial statements.

                             Photon Dynamics, Inc.

                Condensed Consolidated Statements of Cash Flows

                                (In thousands)

                                  (Unaudited)

                                                                         Nine Months Ended June 30,
                                                                          1999               1998
                                                                      ------------        ------------
Operating activities:
Net income (loss)                                                     $       (470)       $        317
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                                                 737                 860
 Changes in operating assets and liabilities:
   Accounts receivable                                                      (5,040)              1,780
   Inventories                                                               2,415                (682)
   Prepaid expenses and other current assets                                    31                 256
   Other assets                                                                 (3)                342
   Accounts payable                                                            636                (925)
   Accrued expenses and other liabilities                                      453                  80
   Customer deposits and deferred revenue                                        2                (165)
                                                                      ------------        ------------
Net cash provided by (used in) operating activities                         (1,239)              1,863

Investing Activities:
Acquisition of property and equipment                                         (180)               (484)
Disposal of property and equipment                                              45                   -
                                                                      ------------        ------------
Net cash used in investing activities                                         (135)               (484)

Financing Activities:
Proceeds from borrowings under lines of credit                               1,000                   -
Principal payments under capital leases                                         (3)                 (3)
Proceeds from issuance of common stock                                         588                 218
Repayment of notes receivable from shareholders                                 12                  16
                                                                      ------------        ------------
Net cash provided by financing activities                                    1,597                 231
                                                                      ------------        ------------
Effect of exchange rate changes                                                131                (226)
                                                                      ------------        ------------
Net increase in cash and cash equivalents                                      354               1,384
Cash and cash equivalents at beginning of period                             5,562               4,831
                                                                      ------------        ------------
Cash and cash equivalents at end of period                            $      5,916        $      6,215
                                                                      ============        ============

See accompanying notes to condensed consolidated financial statements.

                             PHOTON DYNAMICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Significant Accounting Policies

     Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

2.   Inventories

     Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

Inventories comprise (in thousands):                     June 30,          September 30,
                                                           1999                1998
                                                       ------------        ------------
Raw materials                                          $      1,232        $      1,888
Work-in-process                                               2,773               2,144
Finished goods                                                  347               2,735
                                                       ------------        ------------
                                                       $      4,352        $      6,767
                                                       ============        ============


3.   Net Income (Loss) Per Share

     For the three and nine months ended June 30, 1999, basic and diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. As the Company incurred a loss for the nine month period ended June 30, 1999, the effect of dilutive securities totaling approximately 410,822 from stock options and warrants has been excluded from the computation of diluted net income (loss) per share as their effect is antidilutive. The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except per share amounts)                 Three Months Ended June 30,              Nine Months Ended June 30,
                                                       -------------------------------         -------------------------------
                                                          1999                1998                 1999                1998
                                                       -----------         -----------         -----------         -----------
Numerator for basic and diluted
net income (loss) per share                            $     1,002         $        49         $      (470)        $       317

Denominator for basic net income (loss) per share            7,635               7,269               7,495               7,214
Effect of dilutive securities:
 Employee stock options                                        593                 207                   -                 191
 Warrants                                                       47                 110                   -                 108
                                                       -----------         -----------         -----------         -----------
Denominator for diluted net income (loss) per share          8,275               7,586               7,495               7,513

Basic net income (loss) per share                      $      0.13         $      0.01         $     (0.06)        $      0.04
Diluted net income (loss) per share                    $      0.12         $      0.01         $     (0.06)        $      0.04

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

                                                         Three Months Ended June 30,              Nine Months Ended June 30,
                                                       -------------------------------         -------------------------------
(In thousands)                                            1999                1998                 1999                1998
                                                       -----------         -----------         -----------         -----------
Net income (loss)                                      $     1,002         $        49         $      (470)        $       317

Foreign currency translation income (loss)                     (27)                (26)                131                (226)
                                                       -----------         -----------         -----------         -----------
Total comprehensive income (loss)                      $       975         $        23         $      (339)        $        91
                                                       ===========         ===========         ===========         ===========


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

                             PHOTON DYNAMICS, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-KSB and annual reports to shareholders. Among the factors that could cause actual results to differ materially are those discussed under "Other Factors Affecting Company Results" and elsewhere in this Form 10-QSB.

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the year ended September 30, 1998.

Results of Operations

     Revenue. Revenue for the third quarter of fiscal 1999 increased 67% to $9.4 million from $5.6 million in the third quarter of fiscal 1998. Revenue for the first nine months of fiscal 1999 increased 13% to $20.7 million from $18.4 million in the comparable period of fiscal 1998. This increase in revenue for the third quarter of fiscal 1999 over fiscal 1998 was due to a significant increase in customer orders, particularly in Taiwan, which reflects growth in the Flat Panel Display (FPD) industry. This growth is driven primarily by the strong demand for desktop monitors followed by notebook displays and large screen televisions. The third quarter of fiscal 1998 saw a decrease in capital spending by FPD manufacturers located in Asia as a result of the adverse economic conditions experienced by the region at that time. As of June 30, 1999, backlog was approximately $17.0 million compared to $4.2 million at June 30, 1998.

     Non-product revenue consisted of a non-recurring $500,000 fee paid by a Japanese company for development work transferred to it by the Company during the first nine months of fiscal 1999.

     Gross Margin. Gross margin as a percent of revenue was 44% and 40% for the three and nine month periods ended June 30, 1999, respectively, compared to 46% and 45% for the three and nine month periods ended June 30, 1998, respectively. The decrease in gross margin for the first nine months of fiscal 1999 as compared to the comparable period in fiscal 1998 was due to the Company's efforts to expand its customer base in Taiwan as well as the shipment of several system upgrade orders in the second quarter of fiscal 1999. These system upgrade orders had gross margins lower than typical shipments sold by the Company. Overall gross margins will fluctuate on a quarterly basis due to the Company's production volume and product mix, among other factors.

     Research and Development. Research and development spending was $1.4 million in the third quarter of fiscal 1999 and the third quarter of fiscal 1998, or 15% and 25% of revenue, respectively. Research and development expenses for the first nine months of fiscal 1999 were $3.7 million, or 18% of revenue, compared to $4.7 million, or 26% of revenue, in the comparable period in fiscal 1998. The decrease in spending for the first nine months of fiscal 1999 as compared to the comparable period of fiscal 1998 was primarily due to decreased spending in the areas of outside consultants and prototype materials. In the first nine months of fiscal 1998, the Company was working on a number of product enhancements that it believed would improve its ability to sell into volume production environments. Because this work is now complete, the Company reduced its spending on outside consultants and prototype materials during the first nine months of fiscal 1999 as compared to the comparable period of fiscal 1998. The Company expects that its investment in research and development will increase incrementally over fiscal 2000 as a result of new product development projects.

     Selling, General and Administrative. Selling, general and administrative expenses in the third quarter of fiscal 1999 increased to $1.7 million, or 18% of revenue, from $1.2 million, or 22% of revenue, in the third quarter of fiscal 1998. Selling, general and administrative expenses for the first nine months of fiscal 1999 were $5.1 million, or 25% of revenue, an increase from $3.7 million, or 20% of revenue, in the comparable period of fiscal 1998. In the first nine months of fiscal 1998, the Company collected some older extended receivables that had previously been reserved. Without this cash collection, total selling, general and administrative costs for the first nine months of fiscal 1998 would have been $4.0 million. The increase in these expenses for the first nine months of fiscal 1999 from the comparable period of fiscal 1998 was due to higher commission and other selling expenses related to increases in orders and revenue. Expenses related to business development activities have also contributed to the increase in these expenses. Selling, general and administrative expenses may increase in absolute dollar amounts in fiscal 1999 and in future periods depending on factors such as the level of the Company's revenue and operating expenses. Selling expenses may also fluctuate based on the Company's product and territorial sales mix, which have different sales channels and associated cost structures.

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

     Interest Income. Interest income for the three and nine month periods ended June 30, 1999 were $39,000 and $162,000, respectively, as compared to $46,000 and $184,000, respectively, for the three and nine month periods ended June 30, 1998. The decreases resulted from a slight decrease in interest rates in fiscal 1999 as compared to fiscal 1998.

     Interest Expense and Other. Interest expense and other consists of interest expense, foreign exchange gains and losses, and other miscellaneous income and expenses.

     Provision for Income Tax. The provision for income taxes for the three and nine month periods ended June 30, 1999 was related to taxes at the Company's foreign subsidiaries. There were no U.S. taxes during this period due to the Company's net operating loss for the nine months ended June 30, 1999.

Liquidity and Capital Resources

     The Company has financed its growth primarily by a combination of equity financings, loans, lines of credit, and cash flows from operations. As of June 30, 1999, the Company had working capital of $14.9 million of which $5.9 million was cash or cash equivalents.

     Cash used in operating activities was $1.2 million for the nine months ended June 30, 1999. Working capital items that significantly impacted cash balances in the period were accounts receivable, inventories and accounts payable. The Company's accounts receivable balance increased $5.1 million to $11.1 million in the third quarter of fiscal 1999 from $6.0 million in the fourth quarter of fiscal 1998 due to higher shipments. This higher level of shipments resulted in a $2.4 million decrease in inventories from $6.8 million in the fourth quarter of fiscal 1998 to $4.4 million in the third quarter of fiscal 1999. Accounts payable increased $0.6 million from $1.5 million in the fourth quarter of fiscal 1998 to $2.1 million in the third quarter of fiscal 1999 due to the purchase of additional materials required to meet the increased production requirements.

     Capital expenditures during the first nine months of fiscal 1999 were $180,000 compared to $484,000 in the first nine months of fiscal 1998.

     The Company has entered into a $3.5 million line of credit with a bank which expires in March 2000. The line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company is eligible to borrow against accounts receivable and a portion of inventories. Borrowings under this line of credit bear interest at the prime rate plus 1.00% to 1.25% (10.00% to 10.25% as of June 30, 1999). At June 30,
1999, $1.0 million was outstanding under this bank line of credit, and the Company was in compliance with all bank covenants.

     The Company believes that cash and cash equivalents, borrowings from the line of credit, and cash flow from operations will be sufficient to satisfy working capital requirements and capital equipment needs for the next twelve months. As of June 30, 1999, the Company had no material outstanding commitments to purchase or lease capital equipment.

     The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to the Company on commercially reasonable terms. The sale of additional equity or convertible debt could result in dilution to the Company's shareholders.

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



                                    PHOTON DYNAMICS, INC.
                                        (Registrant)



Date: August 12, 1999               /s/ Vincent Sollitto
                                    ------------------------
                                    Vincent Sollitto
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)





Date: August 12, 1999               /s/ Richard Dissly
                                    ------------------------
                                    Richard Dissly
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)