Form 10KSB40
period 1999-09-30
PHOTON DYNAMICS INC
filed 1999-10-27
CIK 1002663

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

  [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (the "Exchange Act") for the fiscal year ended
     September 30, 1999.

  [_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                        Commission File Number: 0-27234

                             PHOTON DYNAMICS, INC.
                (Name of small business issuer in its charter)

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

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                                 Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   YES [X]  NO
[_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the year ended September 30, 1999 was $31,562,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on October 20, 1999, as reported on the Nasdaq National Market, was approximately $172,674,192. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of of October 20, 1999, the registrant had 7,816,041 shares outstanding of Common Stock.

Transitional Small Business Disclosure Format (check one)  Yes [_]  No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB report.

                             PHOTON DYNAMICS, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS


No.                                                                                               Page
---                                                                                               ----

                                     PART I

Item 1.   Description of Business................................................................   3
Item 2.   Description of Property................................................................  15
Item 3.   Legal Proceedings .....................................................................  15
Item 4.   Submission of Matters to a Vote of Security Holders....................................  15

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...............................  16
Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  18
Item 7.   Consolidated Financial Statements .....................................................  22
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  36

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons...........................  37
Item 10.  Executive Compensation.................................................................  38
Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................  38
Item 12.  Certain Relationships and Related Transactions.........................................  38
Item 13.  Exhibits and Reports on Form 8-K.......................................................  38

  The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-QSB and annual reports to shareholders. Among the factors that could cause actual results to differ materially are those discussed under "Risks Relating to the Business of PDI" and elsewhere in this Form 10-KSB.

                                    PART I

ITEM 1: DESCRIPTION OF BUSINESS

Overview

  Photon Dynamics, Inc. ("PDI" or the "Company") is a leading worldwide supplier of array test, inspection and repair systems for the flat panel display ("FPD") industry. PDI's systems are used to control, monitor and refine the manufacturing process to increase the yield of FPDs, to reduce materials loss, to transition new FPD designs from research and development to commercial production and to assist in the rapid start-up of new FPD manufacturing facilities. While certain aspects of the manufacturing processes for FPDs are similar to manufacturing processes for semiconductor devices, materials costs represent a substantially higher percentage of the cost of an FPD as compared with semiconductor devices. As a result, the need for array test and inspection of FPDs goes beyond the need to improve yields as FPD manufacturers seek to identify defects early in the manufacturing process either to avoid investment of further materials cost or to repair the defect before further manufacturing steps make it less accessible. PDI believes that more of its systems have been used by manufacturers of active matrix liquid crystal displays ("AMLCDs") and other advanced FPDs to array test, inspect and repair high resolution FPDs than any other currently available system. PDI believes that the experience it has acquired from the wide use of its systems has enabled it to become a leading technical innovator of array test, inspection and repair equipment for advanced FPD manufacturers. PDI offers a variety of products to inspect almost all current types of commercially produced FPDs and to address all key areas of AMLCD test, inspection and repair throughout all major stages of the manufacturing life cycle, from research and development through commercial production as noted below:

  . PDI's array test products include test systems that locate, count and characterize electrical array faults, contamination and other defects on partially completed FPD substrates.

  . PDI's inspection products perform flat panel cell and module inspection to detect and locate optical defects in FPDs.

  . PDI's repair products perform array laser cut and weld repair functions based upon information generated by its array test products.

  All of PDI's product lines interface with one another through software systems used to store data and generate reports and other information used by FPD manufacturers to increase their yields. PDI's products incorporate proprietary technologies that enable FPD manufacturers to obtain information critical to yield improvement and management of manufacturing processes that had not previously been readily available to FPD manufacturers. PDI's proprietary Voltage Imaging(TM) and N-Aliasing(TM) technologies, in conjunction with its proprietary software programs, permit non-contact, full characterization and image evaluation of almost all commercially produced FPD displays, regardless of panel size or the FPD technology employed. All of PDI's product lines are currently being used with video graphics array ("VGA"), super video graphics array ("SVGA"), extended graphics array ("XGA"), and super extended graphics array ("SXGA") displays and are designed for use with next generation ultra extended graphics array ("UXGA") displays.

Industry Background

  Overview of Flat Panel Display Market. The market for FPDs has grown significantly in recent years as the result of the increasing popularity of portable computers and other electronic devices that display textual or graphical information. The weight and thin form factor of FPDs enable new display applications not supported by the previously predominant monitor technology, cathode ray tubes. Laptop and notebook computers, personal digital assistants, portable video games, digital phones, and a variety of devices for the automotive, technical, medical, and military markets are examples of electronic products in markets that cannot be served by cathode ray tube technology.

  Different applications for FPDs have varying cost, size and performance requirements, and alternative FPD technologies have been developed to address these different applications. Different types of FPDs that are currently being produced to address certain segments in the broader FPD market include liquid crystal ("LCD"), plasma, electroluminescent, field emissive displays, organic light emitting diode, digital micro-mirror devices and mini and micro displays utilizing liquid crystal on silicon. Currently the most common type of FPD is the LCD, which first emerged in the form of watch and calculator displays in the 1970's. The most advanced form of LCD available today is the thin-film transistor, AMLCD, which utilizes three individual emissive transistors at each pixel. This enables the AMLCD both to produce full color images and to operate at much faster refresh rates than earlier passive monochrome LCDs. The color capability, resolution, speed, and picture quality of AMLCDs currently make these displays the preferred choice for high performance portable computers, multimedia and other applications requiring the display of video and graphics. The trend toward higher resolution video and graphic displays has been reflected in the evolution from VGA displays (640 x 480 lines of resolution) to SVGA displays (800 x 600 lines of resolution) to XGA displays (1,024 x 768 lines of resolution) which in turn are being replaced by next-generation SXGA displays (1,280 x 1,024 lines of resolution) and soon UXGA displays (1,600 x 1,200 lines of resolution). To achieve higher resolution display capability and enhanced picture quality, the number of pixels integrated in AMLCDs has increased, which in turn increases the complexity of the manufacturing process.

  The AMLCD Flat Panel Display Manufacturing Process. The manufacture of AMLCDs is an extremely complex process, which is developed and refined for different panel sizes and resolutions through research and development, pre-production prototyping and commercial production. Manufacturing an AMLCD involves a series of three principal steps. The first step is to build an array of thin-film transistors on a glass substrate through a process which is essentially the same as that used to create electronic circuitry on a semiconductor device. In a high-quality color AMLCD, each pixel, the smallest addressable dot on the display, is represented by three transistors, one for each of the primary colors, i.e., red, green and blue. The next step involves attaching a color filter to the transistor-embedded substrate and injecting liquid crystal material between the color filter and the transistor array. The color filter enables the display to attain color capability by selectively filtering out the light emissions from each multi-color pixel array to produce the desired color mix in the displayed image. At this second step, the "cell" for each pixel is created through the combination of transistors and a color filter. The last step in the process is to package the display and attach the electronics that will interpret and convert the electronic signals directed by the computer or other electronic system to the AMLCD and cause it to display the desired text, graphics and video images. This step also involves sealing the FPD and installing the electronics that connect the FPD to other electronic devices like a computer.

  Current Yield and Cost Problems Experienced by FPD Manufacturers. While there are many similarities between the techniques used to manufacture semiconductor devices and FPDs such as AMLCDs, the manufacture of FPDs is different in a number of ways that expose the FPD manufacturer to potentially greater risk from yield loss throughout the manufacturing process. The cost structure for the manufacture of FPDs is very different from semiconductor devices in that materials costs represent a much larger percentage of the total product cost to the FPD manufacturer. Second, the manufacture of FPDs combines both electrical manufacturing techniques as well as a number of complex non-electrical manufacturing steps such as the manufacture and alignment of the color filter at exacting physical tolerances. Third, because of the visual function performed by FPDs, an FPD must satisfy certain visual criteria and have consistent resolution, color and quality to be acceptable to the end user. Some types of visual deficiencies such as variations in screen brightness, color or blurred resolution are unrelated to electrical defects and can cause substantial yield losses. These defects cannot be detected by traditional automated semiconductor array test equipment. Due to these factors, the AMLCD industry continues to experience substantial yield losses and to incur significant materials costs in the manufacture of FPDs.

  The ability of FPD manufacturers to improve yields of AMLCDs and other FPDs depends in large part on their ability to test and inspect displays during the manufacturing process and to use test and inspection data to refine the manufacturing process. Through inspection, the FPD manufacturer seeks to identify defects at an early stage in the process to repair and save the product or to avoid adding more cost to a defective product. PDI estimates that 80% of the overall cost of manufacturing a typical full color AMLCD is incurred in later stage manufacturing steps after the primary transistor array has been developed on the glass substrate. PDI believes that material costs can be reduced through in-process testing if yield defects in the manufacturing process can be properly detected at earlier stages. In addition, systematized inspection provides qualitative feedback to the FPD manufacturer and enables it to address yield problems and enhance the manufacturing process. Because of this critical role of yield in reducing FPD manufacturing costs, the FPD industry is now generally recognizing the need for automated FPD array test, inspection and repair equipment and seeking yield-enhancing solutions at all stages of the FPD manufacturing process. PDI believes that this need has become much more acute recently as AMLCDs have become increasingly more complex, and the market has evolved from existing standard displays to the higher resolution displays.

Products

  PDI offers a variety of products to inspect almost all commercially produced FPDs. All of PDI's systems use similar software based controls, processing and graphical user interfaces. Products can be networked together so that FPD defect data can be stored, analyzed and used throughout the manufacturing process. All of PDI's systems are capable of providing fully automated functionality through robotics purchased from third party vendors.

  Array Test Systems. PDI's array test systems use its proprietary Voltage Imaging(TM) technology to detect, locate, quantify and characterize electrical contamination and other defects in AMLCD arrays after the completion of the first major step of production, the construction of the transistor array on the glass substrate. The systems incorporate a computer workstation and proprietary image processing software to display pixel images and information which not only allows manufacturers to determine whether individual pixels or lines of pixels are functional but also allows them to find more subtle defects such as individual pixel voltage variations early in the production process. In addition, these systems generate point and line defect data files specifying the exact location of each defect, which can then be used for statistical process control or downloaded to PDI's repair systems to affect repairs. The systems also perform key procedures involved in the array testing process including running test sequences and loading, unloading and sorting substrates. The array test systems can be adapted to test different panel sizes in less than three hours as compared with systems using probe card technology, which PDI estimates can require up to sixteen hours. The currently available ArrayChecker system is an enhanced version of earlier array test systems that uses optimized processing software, graphical user interface and materials transport features. These features have been designed to enable the ArrayChecker system to achieve throughput rates that are similar to conventional probe card based systems while providing the same functionality, flexibility and cost-efficient features of the earlier array test systems.

  Flat Panel Inspection Systems. PDI's Flat Panel Inspection ("FIS") systems use PDI's proprietary N-Aliasing(TM) technology to inspect almost any type and size of commercially available FPD panel for optical defects after the completion of the cell stage of production. FIS systems are also designed to perform inspection after final module assembly of FPD panels. The systems use a single high-resolution camera and workstation operating PDI's N-Aliasing(TM) software to quantitatively measure critical optical qualities such as contrast, luminance and color balance and to precisely locate blemish, line, cluster, and individual pixel defects. Test data generated by the systems is displayed on a video monitor to permit immediate visual interpretation and can be stored or sent to a repair system to affect repairs. Inspection systems comprise a family of products that offer different levels of resolution, functionality and flexibility to suit customers' needs. Currently available systems include PanelMaster 300, SpotLite, Muralook, and MicroMaster. The systems are available either as stand-alone units or as modular systems designed to be integrated with manufacturers' materials handling equipment.

  Array Repair Systems. PDI's repair systems use a laser to repair defects in AMLCD and passive LCD panels. These repair systems can use defect files downloaded from PDI's array test or inspection systems to automatically locate the defects in the panel so that the operator can decide whether or not to repair them. This capability saves operator time searching for the defects among the hundreds of thousands of pixels on a display.

Intellectual Property

  PDI has been issued thirty-four active U.S. patents with respect to its FPD array test, inspection and repair technologies and has some U.S. and foreign applications pending. PDI has a number of U.S. patents related to its Voltage Imaging(TM) technology and has applied for U.S., Japanese and Korean patents related to this technology as well as its repair and inspection technology. No patents are scheduled to expire before 2008, subject to payment of applicable maintenance fees. In addition, PDI and Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI") have jointly filed patent applications in Japan relating to some aspects of the array test systems.

  PDI frequently reviews its inventions and attempts to determine which inventions will provide substantial differentiation between PDI's products and those of its competitors. In certain cases, PDI may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in PDI's manufacturing processes. PDI has entered into non-disclosure agreements to protect its proprietary technology with its employees and consultants and, in some instances, with its suppliers, its customers and IHI. Because of rapid technological developments in the electronics and FPD industries and the broad and rapidly developing patent coverage in such industries, the patent position of any manufacturer, including PDI, is subject to uncertainties and may involve complex legal and factual issues. Consequently, although PDI holds certain patents and is currently processing additional patent applications, there can be no assurance that patents will issue from any pending applications. Furthermore, claims allowed by any existing or future patents issued to PDI may be challenged, invalidated or circumvented, and any rights granted thereunder may not provide adequate protection to PDI. Others may develop technologies that are similar or superior to PDI's technology, duplicate PDI's technology or design around the patents owned by PDI. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

  In addition, litigation may be necessary in the future to enforce PDI's patents and other intellectual property rights, to protect PDI's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on PDI's results of operations or financial condition. Moreover, PDI may be required to participate in interference proceedings to determine the priority of inventions, which could also result in substantial cost to PDI. See "Risks Relating to the Business of PDI--PDI May Be Unable to Protect Its Proprietary Information and Procedures."

Research and Development

  The market for FPD array test, inspection and repair systems is characterized by rapid and continuous technological development and product innovation. PDI believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, PDI devotes a significant portion of its personnel and financial resources to research and development programs and seeks to maintain close relationships with customers to remain responsive to their product needs. PDI's current research and development efforts are directed to increasing the performance of its flat panel inspection and array test systems and expanding the application of its inspection systems for use in other related markets. Because the software incorporated by PDI into its products represents a significant portion of the value added by these products, almost one-half of PDI's research and development personnel are focused on software development.

  PDI's research and development expenses were $5.2 million, or 16% of revenue, in fiscal 1999 as compared to $5.9 million, or 26% of revenue, in fiscal 1998. Research and development expenses consist primarily of salaries, project materials and other costs associated with PDI's ongoing efforts to improve and enhance PDI's products.

  PDI has obtained substantial development funding from IHI with respect to PDI's array test systems. IHI has provided funding for initial feasibility studies and development of the first prototypes of array test systems, and since 1990, IHI has provided PDI in excess of $8 million in research and development funding with respect to the array test systems. In exchange for this funding, IHI has been granted certain licenses and joint ownership rights to the developed technology. See "Risks Relating to the Business of PDI--PDI Depends on Its Relationship with IHI to Market Its Products in Asia and Elsewhere."

  PDI has entered into contracts with the U.S. government and private companies, including IHI, to develop products, which PDI is then able to sell with certain restrictions. PDI generally owns all of the intellectual property developed under these contracts. However, PDI has licensed certain rights to its array test technology to the U.S. government which may transfer its license to a third party for use in products sold to U.S. customers in the event that PDI becomes unable to deliver array test systems to U.S. customers.

Customers, Sales and Service

  PDI sells its products to leading FPD manufacturers. Sales to LG Electronics, Inc. represented 16% and 27% of revenue in fiscal 1999 and fiscal 1998, respectively. Overall, PDI's top four customers contributed 78% of revenue in fiscal 1999 as compared to 92% of revenue in fiscal 1998. International sales accounted for 99% and 96% of revenue in fiscal 1999 and fiscal 1998, respectively. See "Risks Relating to the Business of PDI--The Future Performance of PDI Depends in Part on Future Growth in the Japanese, Taiwanese and Korean Markets," "--PDI's International Operations Create Specialized Risks that Can Negatively Affect Its Business" and "--A Few Customers Have Accounted for a Significant Percentage of PDI's Revenues."

  PDI's revenue is obtained primarily from FPD manufacturers and, to a lesser extent, through IHI, a value-added reseller in Japan, and a sales representative in Taiwan. During fiscal 1997, PDI entered into a memorandum of understanding with IHI expanding the number of product lines sold and serviced in Japan by IHI from one to three. In the quarter ended June 30, 1997, PDI shipped its first inspection and repair systems to IHI. During fiscal 1999 and fiscal 1998, PDI continued to work under the provisions of the memorandum of understanding with IHI. Sales to IHI were $8.3 million in fiscal 1999 as compared to $10.1 million in fiscal 1998. A final agreement with IHI may not be negotiated on a timely basis or on terms favorable to PDI. See "Risks Relating to the Business of PDI--PDI Depends on Its Relationship with IHI to Market Its Products in Asia and Elsewhere."

  In the U.S., PDI maintains its sales and service office at its headquarters in San Jose, California. In Asia, PDI has subsidiaries in Tokyo, Japan and Seoul, Korea that provide direct sales, marketing and service support. In Japan, PDI's products are also serviced by IHI.

  PDI generally sells its products on net-30 day terms to its customers with a small portion held back until final acceptance. However, a substantial portion of its customers, primarily foreign, remits payments on significantly longer terms. PDI generally warrants its products for a period of one year from final acceptance by customers. Installation is generally included in the price of the product. PDI's field service providers provide customers with repair and maintenance services. Customers may enter into repair and maintenance service contracts covering PDI's products. PDI provides customer training for a fee to enable its customers to perform routine service and provides telephone consultation services generally free of charge. PDI does not consider its business to be seasonal in nature, but it may become cyclical with respect to the capital equipment procurement practices of major FPD manufacturers.

Manufacturing and Suppliers

  PDI's principal manufacturing activities take place in San Jose, California and consist primarily of final assembling and testing of subassemblies which are acquired from third party vendors. Some of the components and subassemblies included in PDI's systems are obtained from a single source or a limited group of suppliers. For example, PDI has obtained all of the high-speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers. PDI has not entered into any formal agreements with such suppliers, other than long-term purchase orders, and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could:

  . increase PDI's manufacturing costs

  . delay product shipments while PDI qualifies a new supplier

  . require redesigning PDI's products and could, therefore, have an adverse effect on PDI's results of operations and damage customer relationships

  Further, a significant increase in the price of one or more of the components supplied by these suppliers could increase PDI's cost of goods sold and reduce its profit margins.

  PDI schedules production based upon customer purchase orders and anticipated orders during the planning cycle. PDI generally expects to be able to accept a customer order, build the required machinery and ship to the customer within sixteen weeks. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. PDI works in close collaboration with its employees, customers and suppliers and trains all of its employees in basic quality. Although PDI conducts final testing of its systems and assembles some components under limited clean room conditions, most manufacturing occurs in standard manufacturing space.

  PDI has granted certain exclusive rights to IHI to manufacture array test systems developed prior to June 1997 for Japan, Korea and the remaining IHI territory. Under the terms of PDI's agreements with IHI, PDI retains the right to manufacture certain critical components for the array test systems and to sell these components to IHI at prices that are established annually, and IHI has the right to manufacture and assemble the balance of the array test systems to be sold in its territories. To date, IHI has allowed PDI to manufacture all array test systems for IHI, which has acted as a reseller in Japan and performed customization of the array test systems for the Japanese market and its individual customers in that market. To the extent IHI determines in the future to fully exercise its contractual right to manufacture and sell these systems for the IHI territory, such action would reduce PDI's revenue attributable to these IHI manufactured array test systems. See "Risks Relating to the Business of PDI--PDI Depends on Its Relationship with IHI to Market Its Products in Asia and Elsewhere".

Backlog

  As of September 30, 1999, PDI's backlog was $20.2 million as compared to $8.3 million as of September 30, 1998. In addition, 73% of PDI's backlog at fiscal 1999 year-end was comprised of orders from three customers as compared to 82% of orders comprised of one customer in fiscal 1998. PDI's backlog consists of customer orders for which it has accepted purchase orders and assigned shipment dates within the next twelve months. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, orders received by PDI in any particular quarter may vary significantly. Because PDI's sales will often reflect orders shipped in the same quarter they are received, PDI's backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

Competition

  The FPD equipment industry is highly competitive. PDI faces substantial competition from established companies, many of which are larger companies, have greater financial, engineering and manufacturing resources than PDI and have larger service organizations and long-standing customer relationships with major FPD manufacturers. Furthermore, in the event that PDI is unsuccessful in negotiating a new agreement with IHI, IHI may compete with PDI selling PDI's array test systems in Japan, Korea and the remaining IHI territory. See "Risks Relating to the Business of PDI--PDI Depends on Its Relationship with IHI to Market Its Products in Asia and Elsewhere." Sales to IHI were $8.3 million in fiscal 1999 as compared to $10.1 million in fiscal 1998. PDI also expects to face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. PDI's competitors are expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, PDI's customers may choose to develop proprietary technology and FPD equipment, which may obviate or lessen their need to purchase PDI's products. PDI's customers may also use multiple technologies and solutions, including competitors' products, to replicate the functionality of PDI's systems. Competitive pressures may necessitate price reductions, which could adversely affect PDI's results of operations. Although PDI believes that it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by PDI in engineering, research and development, marketing and customer service and support. PDI may not have sufficient resources to continue to make such investments. Even if sufficient funds are available, PDI may not be able to make the technological advances necessary to maintain such competitive advantages.

Employees

  As of September 30, 1999, PDI employed 106 persons. Many of PDI's employees are highly skilled, and PDI's success will depend, in part, upon its ability to retain such employees and attract new qualified employees who are in great demand. PDI has never had a work stoppage or strike, and no employees are represented by a labor union or covered by a collective bargaining agreement. PDI considers its employee relations to be good. See "Risks Relating to the Business of PDI--The Inability to Attract or Loss of PDI's Key Employees Could Negatively Affect PDI."

Facilities

  PDI's corporate headquarters is located in San Jose, California and consists of a 50,000 square foot facility. The lease expires in 2002. PDI also leases office space for its sales and service operations in Tokyo, Japan and Seoul, Korea.

                     RISKS RELATING TO THE BUSINESS OF PDI

The Operating Results of PDI Are Volatile and Difficult to Predict

  PDI has experienced and expects to continue to experience significant fluctuations in its quarterly results of operations. PDI derives most of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on PDI's quarterly revenue and results of operations. For example, PDI may experience unanticipated shipment reschedulings, cancellations by customers or unexpected manufacturing difficulties, which may cause revenue for that quarter to fall below expectations. This would adversely affect PDI's results of operations for that quarter. PDI's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. Orders may be delayed or cancelled with limited or no penalty. PDI's sales often reflect orders shipped in the same quarter they are received. Many factors may influence PDI's results of operations in a particular quarter. These include:

  . volume, mix and timing of the receipt of orders from major customers

  . competitive pricing pressures

  . costs of components and subsystems

  . PDI's ability to design, manufacture and introduce new products on a cost-effective and timely basis

  . delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities

  . fluctuations in foreign exchange rates

  . introduction and announcement of new products by PDI's competitors

  . changing conditions in the FPD market worldwide

  In particular, due to substantial differences in gross margin for PDI's products, changes in the product volume and product mix could result in substantial fluctuations in PDI's gross margin. Furthermore, PDI believes that the current economic conditions in Asia could have a negative impact on PDI's results of operations. If the Asian currencies fall from current levels against the U.S. dollar, PDI could experience lower average sales prices for its products, or PDI's customers may fail to place new orders for PDI's equipment. Accordingly, PDI's results of operations are subject to significant quarterly variation.

The Future Performance of PDI Depends in Part on Future Growth in the Japanese, Taiwanese and Korean Markets

  PDI's sales to Japan, Taiwan and Korea may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations on the global competitiveness of Japanese, Taiwanese and Korean FPD manufacturers. A downturn in economic conditions in Asia could result in PDI's customers failing to place new orders for PDI's equipment. Similarly, the failure of the Japanese, Taiwanese and Korean FPD markets to grow as anticipated would harm PDI's business.

PDI's International Operations Create Specialized Risks that Can Negatively Affect Its Business

  99% of PDI's revenue for fiscal 1999 was attributable to sales outside the United States as compared to 96% of revenue for fiscal 1998. Furthermore, most of the major FPD manufacturers and many of PDI's principle customers are located in Asia. PDI expects that international sales and, in particular, sales to Asia will continue to represent a significant portion of its total sales. Sales to customers outside the U.S. are subject to a number of specialized risks. These risks include:

  .governmental controls

  .unavailability of limited effective copyright and trade secret protection

  .compliance with a wide variety of foreign and U.S. export laws

  .compliance with technical standards established by foreign regulatory bodies

  .political and economic instability

  .trade restrictions

  .changes in tariffs and taxes

  .longer payment cycles typically associated with international sales

  .greater difficulty of administering business overseas

  .general economic conditions

  Although substantially all of PDI's direct international sales are denominated in U.S. dollars, both direct sales by PDI and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and foreign currency exchange rates. If PDI's sales are denominated in foreign currency, its revenue and results of operations may be directly affected by fluctuations in foreign currency exchange rates.

A Few Customers Have Accounted for a Significant Percentage of PDI's Revenues

  The FPD industry is extremely concentrated. Although PDI's largest customers have changed from year to year, direct sales to PDI's top four end user customers in fiscal 1999 and fiscal 1998 accounted for 78% and 92%, respectively, of its total revenue. PDI currently has no long-term purchase commitments with its customers, and sales are generally made through purchase orders. Orders are subject to delay or cancellation with limited or no penalty to the customer. A reduction, delay or cancellation of orders from one or more of its significant customers or the loss of one or more customers could adversely affect PDI's business.

Downturns or Slowdowns in the Flat Panel Display Industry May Lower PDI's
Revenues

  PDI's business depends, in large part, upon the capital equipment expenditures of FPD manufacturers, which in turn depend on the current and anticipated market demand for FPDs and products utilizing FPDs. The FPD industry may become highly cyclical and experience periodic downturns or slowdowns in growth. This would reduce capital equipment expenditures by FPD manufacturers and, in turn, adversely affect PDI's operations. In addition, PDI must continually invest in engineering, research and development and marketing in order to penetrate targeted foreign markets and maintain extensive worldwide customer service and support capabilities. These requirements may limit its ability to reduce expenses during downturns or slowdowns in growth in the FPD industry, which would adversely affect PDI's operating margins.

If PDI Does Not Compete Effectively in the Flat Panel Display Industry, then It Will Lose Market Share and Its Business Will Be Harmed

  The FPD equipment industry is highly competitive. PDI faces substantial competition from established companies, many of which are larger companies that have greater financial, engineering and manufacturing resources than PDI and have larger service organizations and long-standing customer relationships with major FPD manufacturers. These companies include International Business Machines/Micronics Japan Corporation, NTN, Minato, Hoya, Advantest, and Otsuka.

  In particular, the future performance of PDI will depend upon its ability to continue to compete successfully in the Japanese, Taiwanese and Korean markets, the three largest markets for FPD array test, inspection and repair equipment. PDI's ability to compete in such markets in the future depends, in part, on the following factors:

  . continuing free trade between Japan, Taiwan, Korea, and the U.S.

  . continuing ability of PDI to develop products in a timely manner that meet the technical requirements of its Japanese, Taiwanese and Korean customers

  . continuing ability of PDI to maintain satisfactory relationships with leading companies in the Japanese, Taiwanese and Korean FPD industry

  PDI believes that many Japanese, Taiwanese and Korean companies with which it competes may have a competitive advantage in Japan, Taiwan and Korea because of the preference of some customers for local equipment suppliers who have longer standing or closer business relationships with these customers.

  PDI expects it may face additional competition from new entrants into the FPD equipment industry and from competitors utilizing new technologies. PDI's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. In addition, PDI's customers may choose to develop proprietary technology and FPD equipment, which may obviate or lessen their need to purchase PDI's products. PDI's customers may also use multiple technologies and solutions, including competitors' products, to replicate the functionality of PDI's systems. Competitive pressures may necessitate price reductions, which could harm PDI's results of operations. PDI may not have sufficient resources to continue to make investments in research and development. Even if sufficient funds are available, PDI may not be able to make the technological advances necessary to maintain competitive advantages.

PDI Depends on Its Relationship with IHI to Market Its Products in Asia and Elsewhere

  PDI has granted to IHI exclusive manufacturing and sales rights to its array test systems developed prior to June 1997 in Japan, Korea, a number of other Asian countries, Saudi Arabia, Australia, New Zealand, India, and Sri Lanka. Under the terms of this relationship, PDI reserves the rights to manufacture some critical components and to sell the components to IHI for inclusion in array test systems to be sold by IHI in its territory. In fiscal 1999, 26% of PDI's revenue was derived from sales to IHI as compared to 45% of revenue in fiscal 1998. To date, IHI has allowed PDI to manufacture all array test systems sold by IHI in the IHI territory. If IHI decides to exercise its contractual rights to manufacture and sell PDI's systems in its territories, such action could reduce PDI's revenue attributable to these IHI manufactured array test systems and may adversely affect PDI's results of operations. Given the concentration of FPD manufacturers in the IHI territory, PDI is highly dependent on the success of its relationship with IHI to market and sell the array test systems in these markets. If IHI decides to reduce its internal budgets, staffing levels, research and development funding, or other allocations of its resources for the development, manufacture, sale, and support of array test systems in Japan, PDI's inability to compete in this market may harm PDI's results of operations.

PDI May Be Unable to Develop and Introduce New Products or Enhancements to Its Existing Products and Processes in a Timely Manner that Satisfy Customer Needs, Achieve Market Acceptance or Address Technological Changes in the Flat Panel Display Industry

  The market for PDI's products is characterized by rapidly changing technologies and frequent new product introductions. PDI believes that its future success will depend, in part, upon its ability to continue to enhance its existing products and to develop and manufacture new products. PDI may not be successful in introducing, marketing or managing the manufacture of its new or recently introduced products. Furthermore, PDI may not be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs, achieve market acceptance or address technological changes in the FPD industry. The failure to develop products and introduce them successfully and in a timely manner could compromise PDI's competitive position. PDI has experienced delays in the development of performance specifications required by new and existing customers in the past and could experience such delays in the future. Development efforts related to other performance parameters may not be successful. PDI believes that future orders of array test systems will depend, in part, on its ability to achieve requested performance parameters. In order to develop new products successfully, PDI depends on close relationships with its customers. If products have performance, reliability or quality problems or shortcomings, then PDI may experience:

  . reduced orders

  . higher manufacturing costs

  . delays in collecting accounts receivable

  . additional warranty and service expenses

  In addition, future sales of PDI's products will depend, in part, on the acceptance of PDI's array test or inspection technologies by a broader group of customers. Such customers include additional international customers and FPD manufacturers which currently do not perform the type of FPD array test or inspection offered by PDI's products or which utilize differing technologies for, or methods of, inspection. There is a large capital commitment involved in the construction and operation of an FPD manufacturing facility. As a result, the decision by an FPD manufacturer to purchase PDI's array test or inspection systems involves a significant technological and financial commitment as compared to current alternatives such as human inspection and open/short array testers. If PDI is not successful in obtaining broader acceptance of its technologies, then its business may be harmed.

Some Components and Subassemblies Included in PDI's Products Are Obtained from a Single or Limited Group of Suppliers

  Some of the components and subassemblies included in PDI's systems are obtained from a single source or a limited group of suppliers. For example, PDI has obtained high-speed image processing systems, materials handling platforms and ultra-high resolution cameras used in its products from single source suppliers. PDI has not entered into any formal agreements with such suppliers, other than long-term purchase orders, and, in some cases, volume pricing agreements. The partial or complete loss of such suppliers could:

  . increase PDI's manufacturing costs or delay product shipments while
    PDI qualifies a new supplier,

  . require redesigning PDI's products, or

  . potentially damage customer relationships.

  Even if alternative suppliers are qualified, the components may be attained at a significant increase in price or on less favorable terms to PDI.

An Industry Shift Away from AMLCD Technology Would Harm PDI's Results

  Currently, the predominant technology used in the FPD industry is AMLCD technology. PDI's revenue is derived primarily from sales of products related to AMLCD technology used in a substantial portion of all FPDs. An industry shift away from AMLCD technology or the emergence of new competing technologies may reduce the demand for PDI's products and adversely affect PDI's business.

PDI May Be Unable to Protect Its Proprietary Information and Procedures

  PDI's success and competitive position depend, in part, on its proprietary technology. PDI relies on patent, trade secret, trademark, and copyright law to protect its intellectual property. Any patent owned or licensed by PDI may be invalidated, circumvented, challenged, or licensed to others. Furthermore, PDI's pending or future patent applications may not be issued with the scope of the claims sought by PDI, if at all. Even if issued, rights granted under these patents may not provide significant competitive advantages to PDI. Others may also develop technologies that are similar or superior to PDI's technology, duplicate PDI's technology or design around the patents owned by PDI. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The steps PDI has taken may not prevent misappropriation of its technology. In addition, litigation may be necessary in the future to enforce PDI's patents and other intellectual property rights, to protect PDI's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could adversely affect PDI's results of operations.

  Competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain patents that will prevent, limit or interfere with PDI's ability to manufacture and sell its products. PDI has not conducted an independent review of patents issued to third parties. Third parties may assert infringement claims, successful or otherwise, against PDI. An adverse outcome in the defense of a patent suit could subject PDI to significant liabilities to third parties, require disputed rights to be licensed from third parties or require PDI to cease selling its products. Even successful defenses of patent suits can be both costly and time-consuming and adversely affect PDI's business.

The Inability to Attract or Loss of PDI's Key Employees Could Negatively Affect PDI

  The future success of PDI is dependent, in part, on its ability to retain certain key personnel. PDI also needs to attract additional skilled personnel in all areas of its business to continue to grow. There can be no assurance that PDI will be able to retain its existing personnel or attract additional qualified employees in the future. The loss of such persons could result in disruption of PDI's business and stock price volatility and could adversely affect PDI's results of operations. PDI has not entered into long-term contracts with any of its employees and does not maintain key employee life insurance.

The Disruption or Failure of Computer Programs and Systems Due to Their Inability to Process Date/Time Information between the Twentieth and Twenty-First Century May Cause an Interruption in and Negatively Impact PDI's Business

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of PDI's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to PDI's own systems, PDI relies, directly and indirectly, on external systems of its customers, creditors, financial organizations, utility providers, and government entities, both domestic and international. Consequently, PDI could be affected by disruptions in the operations of these third parties with which PDI interacts.

  PDI has established a task force to address internal and external Year 2000 issues. To date, PDI has made several modifications to its product software, its enterprise software and its network software to help ensure Year 2000 compliance. Although PDI believes that its products and internal systems are currently Year 2000 compliant, third parties with which PDI interacts may not be Year 2000 compliant. Failure of third party enterprises to achieve Year 2000 compliance could adversely affect PDI's business.

  PDI continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, PDI believes that it will be able to manage its total Year 2000 transition without material adverse effect on its business operations, products or financial prospects. As of September 30, 1999, PDI had incurred approximately $36,000 in costs to achieve Year 2000 compliance. The actual outcomes and results could be affected by many factors. These factors include:

  . continued availability of skilled personnel

  . cost control

  . ability to locate and correct software code problems

  . critical suppliers and subcontractors meeting their commitments to be Year 2000 compliant

  . timely actions by customers

  PDI anticipates that it will remediate all Year 2000 risks and be able to conduct normal operations without having to establish a Year 2000 contingency plan. Accordingly, PDI does not have a contingency plan and does not intend to establish one. Furthermore, PDI may not have foreseen and corrected all Year 2000 problems which may result in material disruption to its business.

Earthquakes May Damage PDI's Facilities

  PDI's corporate and manufacturing facilities in San Jose, California are located near major earthquake faults which have experienced earthquakes in the past. Although PDI carries limited earthquake insurance, in the event of a major earthquake or other disaster in or near the San Francisco Bay Area, PDI's facilities may sustain significant damage, and its operations could be negatively affected.

Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

  Many of the statements made by or about PDI in this Form 10-KSB are forward-looking statements. These forward-looking statements include, but are not limited to, statements about PDI's industry, plans, objectives, expectations, intentions, assumptions, and other statements that are not historical facts. When used in this Form 10-KSB, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, including those described in this "Risks Relating to the Business of PDI" section, actual results may differ materially from those expressed or implied by these forward-looking statements. Market data and other market and industry information presented in this Form 10-KSB have been obtained from independent industry sources. Although PDI believes these sources are reliable, PDI has not independently verified any of such data or information.

ITEM 2: DESCRIPTION OF PROPERTY

  The Company's main headquarters is located in San Jose, California and consists of a 50,000 square foot facility. The lease expires in 2002. The Company also leases office space for its sales and service operations in Tokyo, Japan and Seoul, Korea.

ITEM 3: LEGAL PROCEEDINGS

  The Company is not a party to any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

                                    PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PHTN." The table below sets forth for the quarters indicated, the reported high and low sales prices of the Company's Common Stock as reported on the Nasdaq National Market. Such prices represent inter-dealer prices, and do not include retail mark-ups or markdowns or commissions and may not represent actual transactions.

                                  FISCAL 1999

                                                                     High   Low
                                                                     ----- -----
     1st Quarter....................................................  5.63  2.25
     2nd Quarter....................................................  8.25  3.94
     3rd Quarter.................................................... 12.38  7.00
     4th Quarter.................................................... 25.75 10.63

                                  FISCAL 1998

                                                                       High Low
                                                                       ---- ----
     1st Quarter...................................................... 7.38 2.50
     2nd Quarter...................................................... 3.75 2.38
     3rd Quarter...................................................... 5.56 3.19
     4th Quarter...................................................... 3.63 2.00

  As of September 30, 1999, there were 82 holders of record of the Company's Common Stock.

SELECTED FINANCIAL DATA

  The following table presents selected financial data of the Company. This historical data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto in Item 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 6. No cash dividends were declared in any of the periods presented, and no cash dividends are expected to be declared in the foreseeable future.

                                            Years Ended September 30,
                                     ------------------------------------------
                                      1999     1998     1997     1996    1995
                                     ------- --------  -------  ------- -------
                                       (In thousands, except per share data)
Consolidated Statement of
 Operations Data
Revenue............................  $31,562 $ 22,420  $24,507  $24,763 $18,447
Gross margin.......................   13,301    9,361   10,718   11,507   6,756
Operating income (loss)............    1,180   (1,589)  (2,695)     563     710
Net income (loss)..................  $ 1,170 $ (1,465) $(2,481) $   854 $   377
Basic net income (loss) per share..  $  0.15 $ ( 0.20) $ (0.35) $  0.13 $  0.08
Diluted net income (loss) per
 share.............................  $  0.15 $ ( 0.20) $ (0.35) $  0.12 $  0.08
Shares used in computing:
Basic net income (loss) per share..    7,558    7,231    7,049    6,548   4,448
Diluted net income (loss) per
 share.............................    8,055    7,231    7,049    7,294   5,016

                                                     September 30,
                                         --------------------------------------
                                          1999    1998    1997    1996    1995
                                         ------- ------- ------- ------- ------
                                                     (In thousands)
Consolidated Balance Sheet Data
Working capital......................... $16,458 $14,090 $14,769 $17,290 $  709
Total assets............................  25,288  21,033  23,203  24,958 10,519
Total shareholders' equity..............  18,877  16,489  17,762  19,770  1,857

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

                                              Fiscal Quarters Ended,
                         -----------------------------------------------------------------
                         December 31, 1998 March 31, 1999 June 30, 1999 September 30, 1999
                         ----------------- -------------- ------------- ------------------
                                                  (In thousands)
Revenue ................      $4,081           $7,227        $9,391          $10,863
Gross margin............       1,261            2,983         4,128            4,929
Net income (loss).......      (1,555)              83         1,002            1,640
                                              Fiscal Quarters Ended,
                         -----------------------------------------------------------------
                         December 31, 1997 March 31, 1998 June 30, 1998 September 30, 1998
                         ----------------- -------------- ------------- ------------------
                                                  (In thousands)
Revenue.................      $5,374           $7,362        $5,625           $4,059
Gross margin............       2,645            3,049         2,564            1,103
Net income (loss) ......          46              221            49           (1,781)

--------

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-KSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. To the extent that this Form 10-KSB discusses financial projections, information or expectations about products or markets of PDI, all such forward-looking statements are based on information available to PDI on the date hereof, and PDI assumes no obligation to update any such forward-looking statements. It is important to note that PDI's actual results could differ materially from those in such forward-looking statements. PDI's results will be affected, particularly when measured on a quarterly basis, by the volume, composition and timing of orders for capital equipment by FPD manufacturers. Other uncertainties include, without limitation, acceptance of new products, timing of orders received, costs associated with new product introductions, managing growth as well as the factors discussed in "Risk Factors Relating to the Business of PDI."

  The following discussion should be read in conjunction with PDI's condensed consolidated financial statements and notes thereto.

Comparison of the Years Ended September 30, 1999 and 1998
Results of Operations

The following table sets forth certain operating data as a percentage of total revenue:

                                                                 Years Ended
                                                                September 30,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
     Revenue...................................................  100.0%  100.0%

     Cost of revenue...........................................   57.9    58.2
                                                                ------  ------
     Gross margin..............................................   42.1    41.8
                                                                ------  ------
     Operating expenses:
       Research and development................................   16.4    26.4
       Selling, general and administrative.....................   22.0    24.0
       Asset recovery related to product line disposal.........    0.0    (1.6)
                                                                ------  ------
         Total operating expenses..............................   38.4    48.8
                                                                ------  ------
     Operating income (loss)...................................    3.7    (7.0)
     Other income, net.........................................    0.4     1.0
                                                                ------  ------
     Income (loss) before provision for income taxes...........    4.1    (6.0)
     Provision for income taxes................................    0.4     0.5
                                                                ------  ------
     Net income (loss).........................................    3.7%   (6.5)%
                                                                ======  ======

Overview

  PDI develops, manufactures and markets on a worldwide basis a variety of products to inspect virtually all types of FPDs and to address key areas of AMLCD test, inspection and repair throughout all major stages of the manufacturing life cycle from research and development through commercial production.

  PDI's revenue is obtained primarily through sales to FPD manufacturers and, to a lesser extent, value-added resellers in Japan. PDI's primary value-added reseller in Japan is IHI with which PDI does not have a long-term agreement. During fiscal 1997, PDI expanded the scope of its existing arrangement with IHI, increasing the number of product lines sold and serviced by IHI from one to three. In the quarter ended June 30, 1997, PDI shipped its first inspection and repair systems to IHI.

  PDI derives substantially all of its revenue from international sales in Asia, primarily Japan, Taiwan and Korea, where the majority of volume flat panel production currently takes place. At present, all worldwide sales are made in U.S. dollars, whether to direct or value-added resellers. PDI's revenue is derived primarily from the sale of its products.

  In August 1999, PDI entered into an agreement with CR Technology, Inc. ("CRT"), a California corporation, whereby PDI will acquire all of the outstanding common and preferred shares of CRT in exchange for approximately 2,000,000 shares of PDI's Common Stock. This transaction is intended to be accounted for as a pooling of interests. The transaction must be approved by a vote of CRT's and PDI's shareholders. The agreement terminates on December 31, 1999 if the merger has not occurred by that date. As of September 30, 1999, approximately $307,000 of expenses related to the business combination have been capitalized as prepaid expenses and will be expensed in the period that the combination is consummated.

Results of Operations

  Revenue. Revenue increased 41% from $22.4 million in fiscal 1998 to $31.6 million in fiscal 1999. The increase in revenue for fiscal 1999 as compared to fiscal 1998 was due to a significant increase in customer shipments, particularly to Taiwan, which reflects growth in the FPD industry. Fiscal 1998 saw a decrease in capital spending by FPD manufacturers located in Asia as a result of the adverse economic conditions experienced by the region at that time. As of September 30, 1999, PDI's backlog was approximately $20.2 million as compared to approximately $8.3 million as of September 30, 1998. There can be no assurance that PDI's backlog will translate into further revenues.

  International sales accounted for $31.3 million and $21.4 million of revenue in fiscal 1999 and fiscal 1998, respectively. Sales to Japan decreased to $8.3 million, or 26% of revenue, in fiscal 1999 from $10.2 million, or 45% of revenue, in fiscal 1998. Sales to Taiwan increased significantly to $11.0 million, or 35% of revenue, in fiscal 1999 from $0.8 million, or 4% of revenue, in fiscal 1998. Sales to Korea increased to $12.0 million, or 38% of revenue, in fiscal 1999 from $10.3 million, or 46% of revenue, in fiscal 1998.

  Because PDI derives substantially all of its revenue from the sale of a relatively small number of systems, which typically range in price from $400,000 to $1.5 million, the timing of the sale of a single system could have and has had a significant impact on PDI's revenue in any particular period.

  For the quarter ended March 31, 1999, revenue included a non-recurring $500,000 fee paid by a Japanese company to purchase manufacturing rights.

  Gross Margin. Gross margin as a percent of revenue increased slightly to 42.1% in fiscal 1999 from 41.8% in fiscal 1998. The increase in gross margin for fiscal 1999 was due, in large part, to manufacturing efficiencies resulting from higher production volumes. In addition, PDI implemented engineering programs during the last half of fiscal 1999 to decrease the cost of its products. This was offset by several system upgrade orders and shipments to Taiwan, which had gross margins lower than typical shipments sold by PDI. PDI has increased its shipments to Taiwan to expand PDI's customer base. Overall gross margins will fluctuate on a quarterly basis due to PDI's production volume and product mix, among other factors.

  Research and Development. PDI decreased its research and development expenses to $5.2 million, or 16% of revenue, in fiscal 1999 from $5.9 million, or 26% of revenue, in fiscal 1998. The decrease in spending for fiscal 1999 as compared to fiscal 1998 was primarily due to decreased spending in the areas of outside consultants and prototype materials. In fiscal 1998, PDI was working on a number of product enhancements that it believed would improve its ability to sell into volume production environments. Because this work is now complete, PDI reduced its spending on outside consultants and prototype materials during fiscal 1999 as compared to fiscal 1998. PDI expects that its investment in research and development will increase incrementally in fiscal 2000 as a result of new product development projects.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $6.9 million, or 22% of revenue, in fiscal 1999 from $5.4 million, or 24% of revenue, in fiscal 1998. The increase in these expenses for fiscal 1999 as compared to fiscal 1998 was due to higher commissions and other selling expenses related to increases in orders and revenue. Expenses related to business development activities have also contributed to the increase in these expenses. Selling, general and administrative expenses may increase in fiscal 2000 and in future periods depending on factors such as the level of PDI's revenue and operating expenses. Selling expenses may also fluctuate based on PDI's product and territorial sales mix, which have different sales channels and associated cost structures.

  Asset Recovery Related to Product Line Disposal. During the quarter ended December 31, 1997, PDI received a payment of $350,000 in settlement of a dispute related to the cancellation of its Defect Monitoring Tool ("DMT") product line. In September 1996, PDI ceased operations of its DMT product line. The DMT product group had worked exclusively on a single customer project not in the FPD market. As a result of the cancellation of this project, PDI had expensed the associated inventory and assets of this product line which were not transferred to other products.

  Interest Income. Interest income in fiscal 1999 increased to $251,000 from $245,000 in fiscal 1998 as a result of higher average cash and investment balances throughout the fiscal year.

  Interest Expense and Other. Interest expense and other consists of interest expense, foreign exchange gains and losses, and other miscellaneous income and expenses. Interest expense and other in fiscal 1999 increased to $124,000 from $13,000 in fiscal 1998 as a result of less other miscellaneous income in fiscal 1999 as compared to fiscal 1998.

  Provision for Income Taxes. The provision for income taxes in fiscal 1999 was related to alternative minimum taxes incurred by PDI in the U.S. and foreign taxes currently payable. No U.S. income taxes were incurred in fiscal 1998 because of PDI's net operating loss. As of September 30, 1999, PDI had available federal and state net operating loss carryforwards of approximately $12.1 million and $0.3 million, respectively. PDI also had federal and state research and development tax credit carryforwards of approximately $1.3 million and $0.8 million, respectively. The net operating loss and credit carryforwards will expire at various times beginning in 2000 through 2018, if not utilized. As of September 30, 1999, PDI had deferred tax assets of approximately $9.7 million, which have been fully reserved with a deferred tax valuation allowance and which consist primarily of net operating loss, research and development tax credit carryforwards, and reserves and other accrued expenses not yet deductible for income tax purposes. These deferred tax assets will be recognized in future periods as taxable income is realized and consistent profits are reported.

Liquidity and Capital Resources

  PDI has financed its growth primarily by a combination of equity financing, loans, lines of credit, and cash flows from operations. As of September 30, 1999, PDI had working capital of $16.5 million of which $6.7 million was cash and cash equivalents and short-term investments.

  Cash provided by operating activities was $0.8 million for fiscal 1999. Working capital items that significantly impacted cash balances were accounts receivable, inventories, accounts payable, and accrued expenses and other liabilities. PDI's accounts receivable balance increased $5.0 million to $11.0 million in fiscal 1999 from $6.0 million in fiscal 1998 due to higher shipments. This higher level of shipments resulted in a $2.3 million decrease in inventories to $4.5 million in fiscal 1999 from $6.8 million in fiscal 1998. Accounts payable increased $0.3 million from $1.5 million in fiscal 1998 to $1.8 million in fiscal 1999 due to the purchase of additional materials required to meet the increased production requirements. The increase of $1.1 million in accrued expenses and other liabilities to $4.0 million in fiscal 1999 from $2.9 million in fiscal 1998 is attributable to the higher number of systems under warranty in addition to higher commission and bonus expenses associated with increases in orders and revenue.

  Capital expenditures in fiscal 1999 and fiscal 1998 were $0.9 million and $0.7 million, respectively. Spending levels in fiscal 1999 and fiscal 1998 were in line with PDI's normal annual capital requirements.

  PDI has entered into a $3.5 million line of credit with a bank which expires in March 2000. This line of credit is secured by substantially all of PDI's assets and contains certain financial and other covenants. PDI is eligible to borrow against accounts receivable and a portion of inventories. Borrowings under this line of credit bear interest at prime rate plus 1.00% to 1.25% (9.25% to 9.50% as of September 30, 1999). As of September 30, 1999, no amounts were outstanding under this bank line of credit, and PDI was in compliance with all bank covenants.

  PDI believes that cash and cash equivalents, short-term investments, borrowings from the line of credit and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next twelve months. As of September 30, 1999, PDI had no material outstanding commitments to purchase or lease capital equipment.

  PDI believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. PDI may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to PDI on commercially reasonable terms. The sale of additional equity or convertible debt could result in dilution to PDI's shareholders.

Year 2000 Computer System Compliance

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of PDI's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to PDI's own systems, PDI relies, directly and indirectly, on external systems of its customers, creditors, financial organizations, utility providers, and government entities, both domestic and international. Consequently, PDI could be affected by disruptions in the operations of these third parties with which PDI interacts.

  PDI has established a task force to address internal and external Year 2000 issues. To date, PDI has made several modifications to its product software, its enterprise software and its network software to help ensure Year 2000 compliance. Although PDI believes that its products and internal systems are currently Year 2000 compliant, third parties with which PDI interacts may not be Year 2000 compliant. Failure of third party enterprises to achieve Year 2000 compliance could adversely affect PDI's business.

  PDI continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, PDI believes that it will be able to manage its total Year 2000 transition without material adverse effect on its business operations, products or financial prospects. As of September 30, 1999, PDI had incurred approximately $36,000 in costs to achieve Year 2000 compliance. The actual outcomes and results could be affected by many factors. These factors include:

  .  continued availability of skilled personnel

  .  cost control

  .  ability to locate and correct software code problems

  . critical suppliers and subcontractors meeting their commitments to be Year 2000 compliant

  .  timely actions by customers

  PDI anticipates that it will remediate all Year 2000 risks and be able to conduct normal operations without having to establish a Year 2000 contingency plan. Accordingly, PDI does not have a contingency plan and does not intend to establish one. Furthermore, PDI may not have foreseen and corrected all Year 2000 problems which may result in material disruption to its business.

ITEM 7: CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................  23
Consolidated Balance Sheets at September 30, 1999 and September 30,
 1998....................................................................  24
Consolidated Statements of Operations for the Years Ended September 30,
 1999 and 1998...........................................................  25
Consolidated Statements of Cash Flows for the Years Ended September 30,
 1999 and 1998...........................................................  26
Consolidated Statements of Shareholders' Equity for the Years Ended
 September 30, 1999 and 1998.............................................  27
Notes to Consolidated Financial Statements...............................  28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Photon Dynamics, Inc.

  We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                 /s/ Ernst & Young LLP


San Jose, California
October 18, 1999

                             PHOTON DYNAMICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                        ------------------
                                                          1999      1998
                                                        --------  --------
                                                         (In thousands,
                                                          except share
                                                              data)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  5,223  $  5,562
  Short-term investments...............................    1,500       --
  Accounts receivable, net of allowance of $1,141 ($850
   in 1998)............................................   11,058     6,027
  Inventories..........................................    4,477     6,767
  Prepaid expenses and other current assets............      611       276
                                                        --------  --------
Total current assets...................................   22,869    18,632
Property, equipment and leasehold improvements, net....    1,692     1,798
Other assets...........................................      727       603
                                                        --------  --------
Total assets........................................... $ 25,288  $ 21,033
                                                        ========  ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $  1,849  $  1,486
  Accrued expenses and other liabilities...............    4,050     2,936
  Deferred revenue.....................................      512       116
  Current portion of capital lease obligation..........      --          4
                                                        --------  --------
Total current liabilities..............................    6,411     4,542
Capital lease obligation, net of current portion.......      --          2
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized, none issued and outstanding.............      --        --
  Common stock, no par value, 20,000,000 shares
   authorized, 7,814,321 and 7,324,615 shares issued
   and outstanding as of September 30, 1999 and 1998,
   respectively........................................   39,851    38,918
  Accumulated deficit..................................  (20,977)  (22,147)
  Accumulated other comprehensive income...............        3      (197)
  Notes receivable from shareholders...................      --        (85)
                                                        --------  --------
Total shareholders' equity.............................   18,877    16,489
                                                        --------  --------
Total liabilities and shareholders' equity............. $ 25,288  $ 21,033
                                                        ========  ========

          See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years Ended
                                                               September 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                              (In thousands,
                                                                except per
                                                                share data)
Revenue.....................................................  $31,562  $22,420
Cost of revenue.............................................   18,261   13,059
                                                              -------  -------
Gross margin................................................   13,301    9,361
                                                              -------  -------
Operating expenses:
  Research and development..................................    5,180    5,911
  Selling, general and administrative.......................    6,941    5,389
  Asset recovery related to product line disposal...........      --      (350)
                                                              -------  -------
Total operating expenses....................................   12,121   10,950
                                                              -------  -------
Operating income (loss).....................................    1,180   (1,589)
Interest income.............................................      251      245
Interest expense and other..................................     (124)     (13)
                                                              -------  -------
Income (loss) before provision for income taxes.............    1,307   (1,357)
Provision for income taxes..................................      137      108
                                                              -------  -------
Net income (loss)...........................................  $ 1,170  $(1,465)
                                                              =======  =======
Basic net income (loss) per share...........................  $  0.15  $ (0.20)
                                                              =======  =======
Diluted net income (loss) per share.........................  $  0.15  $ (0.20)
                                                              =======  =======
Shares used in computing basic net income (loss) per share..    7,558    7,231
                                                              =======  =======
Shares used in computing diluted net income (loss) per
 share......................................................    8,055    7,231
                                                              =======  =======


          See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended
                                                          September 30,
                                                         ----------------
                                                          1999     1998
                                                         -------  -------
                                                         (In thousands)
Operating activities:
Net income (loss)....................................... $ 1,170  $(1,465)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization.........................     965    1,170
  Unrealized loss on investments........................      (2)     --
  Changes in operating assets and liabilities:
    Accounts receivable.................................  (5,031)   3,758
    Inventories.........................................   2,290   (1,691)
    Prepaid expenses and other current assets...........    (335)     235
    Other assets........................................    (124)     171
    Accounts payable....................................     363   (1,180)
    Accrued expenses and other liabilities..............   1,114      447
    Deferred revenue....................................     396     (160)
                                                         -------  -------
Net cash provided by operating activities...............     806    1,285
Investing activities:
Purchases of property and equipment, net................    (859)    (742)
Purchases of short-term investments.....................  (1,500)     --
                                                         -------  -------
Net cash used in investing activities...................  (2,359)    (742)
Financing activities:
Payments on capital lease obligations...................      (6)      (4)
Proceeds from issuance of common stock..................     933      345
Proceeds from notes receivable to shareholders..........      85       30
                                                         -------  -------
Net cash provided by financing activities...............   1,012      371
                                                         -------  -------
Effect of exchange rate changes on cash.................     202     (183)
                                                         -------  -------
Net increase (decrease) in cash and cash equivalents....    (339)     731
Cash and cash equivalents at beginning of year..........   5,562    4,831
                                                         -------  -------
Cash and cash equivalents at end of year................ $ 5,223  $ 5,562
                                                         =======  =======
Supplemental disclosure of cash flow information:
Interest paid........................................... $     1  $     9
                                                         =======  =======
Income taxes paid....................................... $    82  $    21
                                                         =======  =======

          See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                Accumulated     Notes
                                   Common Stock                    Other      Receivable      Total
                                 ----------------- Accumulated Comprehensive     from     Shareholders'
                                  Shares   Amount    Deficit   Income (Loss) Shareholders    Equity
                                 --------- ------- ----------- ------------- ------------ -------------
                                                   (In thousands, except share data)
Balance at September 30, 1997..  7,147,714 $38,573  $(20,682)      $ (14)       $(115)       $17,762
Net loss.......................        --      --     (1,465)        --           --          (1,465)
Net translation adjustments....        --      --        --         (183)         --            (183)
                                                                                             -------
Total comprehensive loss.......                                                               (1,648)
                                                                                             -------
Issuance of common stock.......    176,901     345       --          --           --             345
Repayment of notes receivable..        --      --        --          --            30             30
                                 --------- -------  --------       -----        -----        -------
Balance at September 30, 1998..  7,324,615  38,918   (22,147)       (197)         (85)        16,489
Net income.....................        --      --      1,170         --           --           1,170
Net translation adjustment.....        --      --        --          202          --             202
Net unrealized loss on
 investments...................        --      --        --          (2)          --              (2)
                                                                                             -------
Total comprehensive income.....                                                                1,370
                                                                                             -------
Issuance of common stock.......    489,706     933       --          --           --             933
Repayment of notes receivable..        --      --        --          --            85             85
                                 --------- -------  --------       -----        -----        -------
Balance at September 30, 1999..  7,814,321 $39,851  $(20,977)      $   3        $ --         $18,877
                                 ========= =======  ========       =====        =====        =======


          See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Summary of Significant Accounting Policies

  Organization. The Company is a leading worldwide supplier of array test, inspection and repair systems for the flat panel display ("FPD") industry. The Company's systems are used to control, monitor and refine the manufacturing process to increase the yield of FPDs, to reduce materials loss, to transition new FPD designs from research and development to commercial production and to assist in the rapid start-up of new FPD manufacturing facilities.

  A significant portion of the Company's total revenue is attributable to sales outside the U.S. Most of the major FPD manufacturers and many of the Company's principle customers are located in Asia, primarily Japan, Taiwan and Korea. The Company's revenue is obtained primarily from FPD manufacturers and, to a lesser extent, a value-added reseller in Japan, and a sales representative in Taiwan.

  Revenue Recognition. The Company generally recognizes revenue from product sales upon shipment, which usually precedes final acceptance. The Company also provides its customers with one-year service contracts. The revenue from these contracts is recognized ratably over the contract period.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Short-Term Investments. Short-term investments consist of marketable securities with a maturity of less than one year but not less than three months. Short-term investments are recorded at fair value.

  Inventories. Inventories are priced at the lower of cost or market using the first-in, first-out ("FIFO") method for all inventories. Inventories consisted of the following:

                                                                   September 30,
                                                                   -------------
                                                                    1999   1998
                                                                   ------ ------
                                                                        (In
                                                                    thousands)
     Raw materials................................................ $1,351 $1,888
     Work-in-progress.............................................  2,469  2,144
     Finished goods...............................................    657  2,735
                                                                   ------ ------
                                                                   $4,477 $6,767
                                                                   ====== ======

                             PHOTON DYNAMICS, INC.

  Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements are stated on the basis of cost. Equipment includes assets recorded under capital lease obligations. Depreciation is computed principally by the straight-line method for financial reporting purposes. Estimated useful lives for financial reporting purposes ranges from three to five years. Equipment recorded under capital lease obligations is amortized by the straight-line method using the lesser of the lease term or the life of the related asset. Property, plant and equipment consisted of the following:


                                                                September 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                               (In thousands)
     Equipment................................................ $ 5,286  $ 4,455
     Office furniture and fixtures............................     326      322
     Leasehold improvements...................................     534      510
                                                               -------  -------
                                                                 6,146    5,287
     Less accumulated depreciation and amortization...........  (4,454)  (3,489)
                                                               -------  -------
                                                               $ 1,692  $ 1,798
                                                               =======  =======

  Installation and Warranty. The Company generally warrants its systems for material and labor for a period of twelve months from the date of installation. A provision for the estimated cost of installation and warranty is recorded upon shipment.

  Foreign Currency Translation. The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations and have been immaterial for all periods presented.

  Stock Based Compensation. The Company accounts for its stock option and employee stock purchase plans in accordance with the provisions of APB Opinion No. 25, Accounting For Stock Issued to Employees ("APB 25") and related Interpretations. Pro forma information regarding earnings per share is disclosed as required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). See Note 10.

  Earnings Per Share. Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, Earnings Per Share ("FAS 128"). See
Note 12.

  Comprehensive Income. As of October 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("FAS 130") which establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130. The adoption of FAS 130 had no impact on the Company's net income (loss) or shareholder's equity.

  Segment Information. As of October 1998, the Company adopted FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and

                             PHOTON DYNAMICS, INC.

requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations, financial position or disclosure of segment information. The Company conducts business in one operating segment. The Company manufactures and sells array test, inspection and repair systems for use in the FPD industry. The Company's management has determined the operating segment based upon how the business is managed and operated. The Company's principal market is primarily Asian based FPD manufacturers.

  Impact of Recently Issued Accounting Standards. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The Company is required to adopt FAS 133 for the year ending September 30, 2001. FAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of FAS 133 will have a significant effect on its results of operations or financial condition.

NOTE 2--Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consisted of the following:

                                                                  September 30,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
     Warranty.................................................... $1,418 $1,105
     Compensation................................................  1,232    855
     Other accrued expenses......................................  1,400    976
                                                                  ------ ------
                                                                  $4,050 $2,936
                                                                  ====== ======

NOTE 3--Notes Receivable from Shareholders

  Notes receivable from shareholders arose from certain employees exercising their stock options and advances to purchase stock on the open market. The notes bear interest at 6.83% per annum and are secured by the shares purchased. As of September 30, 1999, all notes receivable from shareholders had been collected.

NOTE 4--Asset Recovery Related to Product Line Disposal

  During the quarter ended December 31, 1997, the Company received a payment of $350,000 in settlement of a dispute related to the cancellation of its Defect Monitoring Tool ("DMT") product line. In September 1996, the Company ceased operations of its DMT product line. The DMT product group had worked exclusively on a single customer project not in the FPD market. As a result of the cancellation of this project, the Company had expensed the associated inventory and assets of this product line which were not transferred to other products.

NOTE 5--Credit Arrangements

  The Company has entered into a $3.5 million line of credit with a bank which expires in March 2000. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company is eligible to borrow against accounts receivable and a portion of inventories. Borrowings under this line of credit bear interest at prime rate plus 1.00% to 1.25% (9.25% to 9.50% as of September 30, 1999). As of September 30, 1999, no amounts were outstanding under this bank line of credit, and the Company was in compliance with all bank covenants.

                             PHOTON DYNAMICS, INC.

NOTE 6--Shareholders' Equity

  Stock Reserved for Future Issuance. As of September 30, 1999, the Company has reserved 1,407,849 shares of Common Stock for future issuance.

  Warrants. The Company has warrants outstanding to purchase from the Company 12,067 shares of Common Stock. The purchase price for the shares is $5.40 per share. These warrants will expire in June 2000.

NOTE 7--Income Taxes

The provision for income taxes consists of the following:

                                                                     Years Ended
                                                                      September
                                                                         30,
                                                                     -----------
                                                                     1999  1998
                                                                     ----- -----
                                                                         (In
                                                                     thousands)
     Federal--current............................................... $  66 $ --
     State--current.................................................   --    --
     Foreign--current...............................................    71   108
                                                                     ----- -----
     Total.......................................................... $ 137 $ 108
                                                                     ===== =====

  The provisions for taxes on income differed from the provisions calculated by applying the federal statutory rate to income before taxes as follows:

                                                                  Years Ended
                                                                   September
                                                                      30,
                                                                  ------------
                                                                  1999   1998
                                                                  -----  -----
                                                                      (In
                                                                  thousands)
     Expected provision (benefit) at statutory rate.............  $ 444  $(475)
     Alternative minimum taxes..................................     66     28
     Losses (benefited)/not benefited...........................   (373)   555
                                                                  -----  -----
                                                                  $ 137  $ 108
                                                                  =====  =====

  As of September 30, 1999, the Company has federal and state net operating loss carryforwards of approximately $12,100,000 and $320,000, respectively. The Company also has federal and state research and development tax credit carryforwards of $1,300,000 and $750,000, respectively. The net operating loss and credit carryforwards will expire at various times beginning in 2000 through 2018, if not utilized.

  Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more that 50% of the value of the Company's stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

  Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, the amounts used for income tax purposes and net operating loss and credit carryforwards.

                             PHOTON DYNAMICS, INC.

  Significant components of the Company's deferred tax assets are as follows:

                                                             Years Ended
                                                            September 30,
                                                          ----------------
                                                           1999     1998
                                                          -------  -------
                                                          (In thousands)
Deferred tax assets:
   Net operating loss carryforwards....................   $ 4,150  $ 4,902
   Research credit carryforwards.......................     1,800    1,698
   Capitalized research costs..........................       419      538
   Inventory writedowns................................       980      715
   Depreciation........................................       462      613
   Other individually immaterial items.................     1,859    1,446
                                                          -------  -------
   Total deferred tax assets...........................     9,670    9,912
Valuation allowance....................................    (9,670)  (9,912)
                                                          -------  -------
Net deferred tax assets................................   $   --   $   --
                                                          =======  =======

NOTE 8--Commitments

  The Company leases its main facility in San Jose, California under a noncancelable operating lease agreement. The lease for the building may be renewed for one five-year period during fiscal 2002. Total future minimum payments under noncancelable operating leases with initial terms of one year or more consisted of the following as of September 30, 1999:

                                                                    Operating
                                                                      Leases
                                                                  --------------
                                                                  (In thousands)
     2000........................................................     $  709
     2001........................................................        727
     2002........................................................         61
                                                                      ------
     Total minimum lease payments................................     $1,497
                                                                      ======

  Rental expense for the years ended September 30, 1999 and 1998 was $732,000 and $719,000, respectively.

NOTE 9--Financial Instruments

  Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consists principally of trade accounts receivable. Most of the Company's principle customers are located in Asia, primarily Japan, Taiwan and Korea. Therefore, the Company's sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally sells its products on net-30 day terms to its customers with a small portion held back until final acceptance. Although a substantial portion of its customers, primarily foreign, remit payments on significantly longer terms, the Company generally does not require collateral for its trade accounts receivable. The Company believes its credit evaluation and monitoring mitigates this credit risk. In fiscal 1999, sales to three unaffiliated and one affiliated customer represented 26%, 22%, 14% and 16% of total revenue, respectively. In fiscal 1998, sales to two unaffiliated and one affiliated customer accounted for 45%, 17% and 27%, respectively. International sales, all of which were export sales, accounted for 99% and 96% of total revenue in fiscal 1999 and fiscal 1998, respectively.

                             PHOTON DYNAMICS, INC.

  Fair Value of Financial Instruments. The Company has evaluated its fair value disclosures for financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximates its fair value.

NOTE 10--Employee Stock Purchase and Stock Option Plans

  Employee Purchase Plan. In January 1999, the Board of Directors amended the 1995 Employee Stock Purchase Plan ("Purchase Plan") to increase the number of shares authorized for issuance to an aggregate of 350,000 shares. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions, at 85% of the lower of the fair market value of the common stock on the date at the beginning of the two-year offering period or the last day of the purchase period. Substantially all employees are eligible to participate in the Purchase Plan. Employees purchased 120,445 shares in fiscal 1999 for $293,000 as compared to 102,343 shares for $239,000 in fiscal 1998. As of September 30, 1999, 62,172 shares were available for issuance under the plan.

  Stock Option Plans. Under the 1987 and 1995 Stock Option Plans ("Option Plans"), the Board of Directors may, at its discretion, grant incentive or nonqualified stock options to employees and directors. Options granted under the Option Plans have exercise prices at least equal to the market price at the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in four equal annual installments commencing one year from the date of grant.

  In November 1998, the Board of Directors authorized the repricing of options granted to employees effective as of the close of business on November 27, 1998 to the then fair market value of $4.50 per share. Under the terms of the repricing, employees surrendered 431,833 of existing options in exchange for 353,464 replacement options, which contained a provision that the replacement options could not be exercised for a six month period and that extended the original option vesting schedule by six months. The number of replacement options issued were determined based on a conversion formula. No members of the Company's Board of Directors participated in the repricing.

  The following table summarizes the Company's stock option activity and related information:

                                                   Shares Under Weighted Average
                                                      Option     Exercise Price
                                                   ------------ ----------------
   Outstanding as of September 30, 1997...........  1,008,505        $5.24

   Granted........................................    424,700        $3.80
   Exercised......................................   (131,639)       $1.05
   Canceled.......................................   (276,200)       $5.43
                                                    ---------        -----
   Outstanding as of September 30, 1998...........  1,025,366        $5.13

   Granted........................................    766,664        $5.79
   Exercised......................................   (171,069)       $3.42
   Canceled.......................................   (548,951)       $6.59
                                                    ---------        -----
   Outstanding as of September 30, 1999...........  1,072,010        $5.13
                                                    =========        =====

  273,667 and 279,332 stock option shares are available for grant as of September 30, 1999 and 1998, respectively. 471,918 and 485,361 stock option shares are exercisable as of September 30, 1999 and 1998, respectively.

                             PHOTON DYNAMICS, INC.

  The following table summarizes information about stock options outstanding as of September 30, 1999:

                                           Options Outstanding                     Options Exercisable
                            --------------------------------------------------- --------------------------
                              Number           Weighted             Weighted      Number       Weighted
   Range of Eexercise       Outstanding    Average Remaining        Average     Outstanding    Average
   Prices                   at 9/30/99  Contractual Life (Years) Exercise Price at 9/30/99  Exercise Price
   ------------------       ----------- -----------------------  -------------- ----------- --------------
   $0.60-$0.90.............     60,974           4.42                $ 0.72        60,974       $ 0.72
   $2.40-$3.60.............    212,454           8.09                $ 3.20        89,642       $ 3.09
   $4.13-$4.13.............    165,000           9.14                $ 4.13        33,500       $ 4.13
   $4.50-$4.50.............    291,651           9.16                $ 4.50       186,906       $ 4.50
   $4.63-$7.50.............    205,631           8.52                $ 5.67        75,756       $ 5.91
   $8.44-$10.63............     60,500           9.13                $10.22        19,900       $ 9.39
   $11.00-$14.38...........     75,800           9.62                $13.10         5,240       $11.00
                             ---------           ----                ------       -------       ------
   $0.60-$14.38............  1,072,010           8.58                $ 5.13       471,918       $ 4.22

  The weighted average fair value of stock options granted in fiscal 1999 and fiscal 1998 was $2.66 and $1.99, respectively. The weighted average fair value of stock purchases under the Purchase Plan in fiscal 1999 and fiscal 1998 was $1.86 and $1.59, respectively.

  Accounting for Stock Based Compensation Plans. In accordance with the provisions of FAS 123, the Company applies APB 25 and related Interpretations in accounting for its stock option and employee stock purchase plans and, accordingly, does not recognize compensation expense in the statement of operations because the exercise price of the employees' stock options equals the market price of the underlying stock on the date of grant. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the grant date as prescribed by FAS 123, earnings and earnings per share would have been adjusted to the pro forma amounts as follows:

                                                               Years Ended
                                                              September 30,
                                                             ----------------
                                                              1999     1998
                                                             ------- --------
                                                              (In thousands,
                                                             except per share
                                                                   date)
   Net income (loss) as reported............................ $ 1,170 $ (1,465)
   Net income (loss) pro forma.............................. $   125 $ (2,091)
   Basic and diluted net income (loss) per share--as
    reported................................................ $  0.15 $ ( 0.20)
   Basic and diluted net income (loss) per share--pro
    forma................................................... $  0.02 $ ( 0.28)

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

                                             Options             ESPP
                                         ----------------  ------------------
                                          1999     1998     1999      1998
                                         -------  -------  -------  ---------
Expected dividend yield.................     --       --       --         --
Expected stock price volatility.........    0.80     0.80     0.80       0.79
Risk free interest rate.................    4.73%    5.54%    5.31%      5.30%
Expected life of options from date of
 grant                                   2 years  3 years  2 years  1.5 years

                             PHOTON DYNAMICS, INC.

NOTE 11--Retirement Savings Plan

  Under the Company's retirement savings plan (the "401(k) Plan"), a U.S. employee may defer and invest up to 20% of his or her annual compensation, subject to an annual dollar limitation. All U.S. full-time employees, twenty-one years or older, are eligible to participate in the 401(k) Plan. The Company has not elected to make matching contributions.

NOTE 12--Earnings Per Share

  For the years ended September 30, 1999 and 1998, basic and diluted earnings per share is computed using the weighted average number of shares of common stock outstanding. As the Company incurred a loss for the year ended September 30, 1998, the effect of dilutive securities totaling approximately 299,234 from stock options and warrants has been excluded from the computation of diluted earnings per share as their effect is antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

                                                                    Years Ended
                                                                    September 30,
                                                                ---------------------
                                                                 1999          1998
                                                                ------        -------
                                                                (In thousands, except
                                                                   per share data)
   Numerator for basic and diluted earnings per share--net
    income (loss).............................................. $1,170        $(1,465)
   Denominator for basic earnings per share--weighted average
    shares.....................................................  7,558          7,231
   Effect of dilutive securities:
    Employee stock options.....................................    436            --
    Warrants...................................................     61            --
                                                                ------        -------
   Denominator for diluted earnings per share--adjusted for
    weighted average shares from options and warrants..........  8,055          7,231

   Basic net income (loss) per share........................... $ 0.15        $ (0.20)
   Diluted net income (loss) per share......................... $ 0.15        $ (0.20)

NOTE 13--Related Parties

  During fiscal 1998, the Company sold $6.2 million of its systems to LG Electronics, Inc. ("LG"), and accounts receivable as of September 30, 1998 included $1.1 million of receivable from LG. During fiscal 1999, the Company sold $4.9 million of its systems to LG, and accounts receivable as of September 30, 1999 included $0.3 million of receivable from LG. At September 30, 1998, LG owned approximately 8% of the Company's Common Stock and warrants to purchase 28,333 shares of Common Stock at an exercise price of $0.60 per share and also held a seat on the Company's Board of Directors. At September 30, 1999, LG owned less than 1% of the Company's common stock and is no longer on the Company's Board of Directors.

NOTE 14--Pending Business Combination

  In August 1999, the Company entered into an agreement with CR Technology, Inc. ("CRT"), a California corporation, whereby the Company will acquire all of the outstanding common and preferred shares of CRT in exchange for approximately 2,000,000 shares of the Company's Common Stock. This transaction is intended to be accounted for as a pooling of interests. The transaction must be approved by a vote of CRT's and the Company's shareholders. The agreement terminates on December 31, 1999 if the merger has not occurred by that date. As of September 30, 1999, approximately $307,000 of expenses related to the business combination have been capitalized as prepaid expenses and will be expensed in the period that the combination is consummated.

                             PHOTON DYNAMICS, INC.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its 2000 Annual Meeting of Shareholders to be held November 29, 1999, and the information included therein is incorporated herein by reference.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  With the exception of the table below, the information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

  The following table sets forth certain information concerning the executive officers of the Company:

     Name                      Age Position(s)
     ----                      --- ----------
     Mr. Vincent F. Sollitto,
      Jr.....................   51 Chief Executive Officer and President
     Mr. Richard L. Dissly...   55 Chief Financial Officer, Vice President of Operations and
                                   Secretary
     Mr. Jeffrey A.
      Hawthorne..............   41 Vice President, Development
     Dr. William K. Pratt....   62 Chief Technical Officer

  Mr. Sollitto joined the Company as Chief Executive Officer and President in June 1996 and became a member of the Board of Directors of the Company in July 1996. From August 1993 to 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Inc. Mr. Sollitto spent twenty-one years in various positions, including Director of Technology and Process at International Business Machines Corporation, before joining Supercomputer Systems, Inc. Mr. Sollitto serves as a director of Irvine Sensors Corporation. Mr. Sollitto is a graduate of Tufts College where he received a B.S. in electrical engineering in 1970.

  Mr. Dissly joined the Company in November 1998 as Chief Financial Officer and Vice President of Operations. He was appointed Secretary of the Company in October 1999. He has more than twenty years of experience in establishing profitable business models and systems with several rapidly growing international electronics companies. Prior to joining the Company, Mr. Dissly was the Chief Financial Officer of Semaphore Communications from January 1997 to October 1998 and CrossCheck Technology from July 1992 to December 1996. His responsibilities have included managing operations, strategic planning, MIS, finance, human resources, and facilities. Mr. Dissly has an MBA from Santa Clara University and is a licensed Certified Public Accountant.

  Mr. Hawthorne joined the Company in November 1991 as Senior Applications Engineer, FIS Products. He was promoted to Project Manager, FIS Products and then General Manager and Vice President, Inspection Products Division in August 1992 and in September 1994, respectively. From June 1990 to November 1991, he was a consultant with Display Tech, which provided consulting services in the area of liquid crystal displays. He received a B.S. in engineering physics from the University of Colorado in 1987 and an M.S. in optical engineering from the University of Rochester in 1990.

  Dr. Pratt joined the Company in October 1996 as Chief Technical Officer for Software. From 1988 through 1994, he was Director of Multimedia and Imaging Technology at Sun Microsystems, Inc. In 1993, he founded Pixelsoft, Inc., a start-up image processing software development company. Dr. Pratt received a B.S. in electrical engineering from Bradley University and an M.S. and a Ph.D. in electrical engineering from the University of Southern California. Dr. Pratt holds five patents and is the author of several books on image processing.

  The information required by this Item concerning compliance with section 16(a) of the Exchange Act is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10: EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Executive Compensation."

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions."

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-KSB Report:

    (1) Financial Statements: See Index to Financial Statements.

    (2) Exhibits: See Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are incorporated by reference as part of this report.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PHOTON DYNAMICS, INC.

Date: October 27, 1999                 By: /s/ Vincent F. Sollitto, Jr.
                                           -------------------------------------
                                                  Vincent F. Sollitto, Jr.
                                            Chief Executive Officer and Director
                                                 (Principal Executive Officer)

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent F. Sollitto, Jr. and Richard L. Dissly, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

 October 27, 1999   Chief Executive Officer     /s/ Vincent F. Sollitto, Jr.
                    and Director                --------------------------------
                    (Principal Executive          Vincent F. Sollitto, Jr.
                    Officer)

 October 27, 1999   Chief Financial Officer       /s/ Richard L. Dissly
                    (Principal Financial and    --------------------------------
                    Accounting Officer)               Richard L. Dissly

 October 27, 1999   Chairman of the Board          /s/ E. Floyd Kvamme
                                                --------------------------------
                                                       E. Floyd Kvamme

 October 27, 1999   Director                         /s/ Barry L. Cox
                                                --------------------------------
                                                        Barry L. Cox

 October 27, 1999   Director                        /s/ Francois J. Henley
                                                --------------------------------
                                                     Francois J. Henley

 October 27, 1999   Director                        /s/ Michael J. Kim
                                                --------------------------------
                                                       Michael J. Kim

 October 27, 1999   Director                       /s/ Malcolm J. Thompson
                                                --------------------------------
                                                   Dr. Malcolm J. Thompson

                               INDEX TO EXHIBITS

 Number                           Exhibit                             Reference
 ------                           -------                             ---------
  3.1   Form of Amended and Restated Articles of Incorporation of        A
        the Registrant.
  3.2   Amended and Restated Bylaws of the Registrant.                   D
  4.1   Reference is made to Exhibits 3.1 and 3.2.                       A
 10.1   First Amended and Restated Investor Rights Agreement             A
        between Registrant and the shareholders set forth therein
        dated May 11, 1994.
 l0.2   Fourth Amended Shareholders Agreement for Photon Dynamics,       A
        Inc. between the Registrant and the shareholders set forth therein dated May 11, 1994.
 10.3   Form of Indemnification Agreement between the Registrant         A
        and each of its executive officers and directors.
 10.4   1987 Stock Option Plan and Form of Stock Option Agreement.       A,B
 10.5   1995 Stock Option Plan and Forms of Stock Option                 A,B
        Agreements.
 10.6   1995 Employee Stock Purchase Plan.                               A,B
 10.7   Lease agreement between Berg & Berg Developers and Photon        C
        Dynamics, Inc. dated August 6, 1996.
 10.8   Sales Agent Agreement between the Registrant, K.K. Photon        A
        Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd.
        dated June 1, 1992, the amendment thereto dated November
        17, 1993 and the modification agreement related thereto
        dated January 1, 1995.
 10.9   License Agreement between the Registrant and Ishikawajima-       A
        Harima Heavy Industries Co., Ltd. dated June 1, 1992 and
        the addendum thereto dated November 11, 1993.
 10.10  Commercialization Agreement between the Registrant and           A
        Ishikawajima-Harima Heavy Industries Co., Ltd. dated June
        1, 1992 and the amendment thereto dated November 17, 1993.
 10.13  Form of Amendment to First Amended and Restated Investor         A
        Rights Agreement.
 10.14  Agreement Regarding Change of Control between the                C
        Registrant and Vincent Sollitto dated July 1, 1996.

 10.15  Agreement Regarding Change of Control between the
        Registrant and Richard Dissly dated November 1, 1998.
 10.16  Agreement Regarding Change of Control between the
        Registrant and Jeffrey Hawthrone dated October 15, 1995.

 21.1   Subsidiaries of the Registrant.                                  D
 23.1   Consent of Ernst & Young LLP, Independent Auditors.
 27.1   Financial Data Schedule.

--------
Key to Exhibits:

(A) Incorporated by reference to Registrants' Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on November 15, 1995.
(B) Management contract or compensatory plan or arrangements required to be filed as an exhibit to this report on Form 10-KSB pursuant to Item 13(a) of this report.
(C) Incorporated by reference to Registrant's Form10-KSB for the year ended September 30, 1996.
(D) Incorporated by reference to Registrant's Form 10-KSB for year ended September 30, 1998.