Form 10QSB
period 1999-12-31
PHOTON DYNAMICS INC
filed 2000-02-14
CIK 1002663

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999


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

As of February 11, 2000, 10,914,665 shares of the Issuer's Common Stock, no par value, were outstanding.

                                      INDEX

                              PHOTON DYNAMICS, INC.

PART I.            FINANCIAL INFORMATION                                                                  PAGE
                                                                                                          ----
Item 1.            Financial Statements (Unaudited)
                   Consolidated balance sheets - December 31, 1999 and September 30, 1999............       3
                   Consolidated statements of operations - Three months ended December 31, 1999 and
                   1998..............................................................................       4
                   Consolidated statements of cash flows - Three months ended December 31, 1999 and
                   1998..............................................................................       5
                   Notes to consolidated financial statements - December 31, 1999....................       6

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
                   Operations........................................................................      10

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................      18
Item 2.            Changes in Securities.............................................................      18
Item 3.            Defaults Upon Senior Securities...................................................      18
Item 4.            Submission of Matters to a Vote of Security Holders...............................      18
Item 5.            Other Information.................................................................      19
Item 6.            Exhibits and Reports on Form 8-K..................................................      19

SIGNATURES                                                                                                 20

PART I.  FINANCIAL INFORMATION

                              Photon Dynamics, Inc.
                           Consolidated Balance Sheets

                                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                                 1999                 1999
                                                                         ------------------   ------------------
                                                                             (UNAUDITED)             (NOTE)
                                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                $      4,383         $      6,421
   Short-term investments                                                          6,605                1,605
   Accounts receivable, net of allowance of $1,420 and $1,301 as of
     December 31, 1999 and September 30, 1999, respectively                       13,759               13,630
   Inventories                                                                     6,763                7,112
   Prepaid expenses and other current assets                                         360                  714
                                                                        -------------------  -------------------
Total current assets                                                              31,870               29,482

Property, equipment and leasehold improvements, net                                1,830                1,817

Other assets                                                                         728                  768
                                                                        -------------------  -------------------
Total assets                                                                $     34,428         $     32,067
                                                                        ===================  ===================

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $      2,875         $      2,831
   Accrued expenses and other liabilities                                          6,441                5,535
   Deferred revenue and customer deposits                                            393                  655
                                                                        -------------------  -------------------
Total current liabilities                                                          9,709                9,021

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, none
     issued and outstanding                                                            -                    -
   Common stock, no par value, 20,000,000 shares authorized, 9,671,271 and 9,648,571 shares issued and outstanding as of December 31, 1999
     and September 30, 1999, respectively                                         46,064               45,972
   Accumulated deficit                                                           (21,407)             (22,929)
   Accumulated other comprehensive income                                             62                    3
                                                                        -------------------  -------------------
Total shareholders' equity                                                        24,719               23,046
                                                                        -------------------  -------------------
Total liabilities and shareholders' equity                                  $     34,428         $     32,067
                                                                        ===================  ===================

Note: The balance sheet at September 30, 1999 has been derived from the audited supplemental consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

                              Photon Dynamics, Inc.
                      Consolidated Statements of Operations

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                   ---------------------------------------
                                                                          1999                  1998
                                                                   ------------------    -----------------
                                                                                 (UNAUDITED)
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                                  $   16,871            $    6,504

Cost of revenue                                                               9,283                 4,249

                                                                    ------------------    -----------------
Gross margin                                                                  7,588                 2,255
                                                                    ------------------    -----------------
Operating expenses:
   Research and development                                                   2,174                 1,309
   Selling, general and administrative                                        2,718                 2,471
   Non-recurring acquisition expenses                                           860                     -
                                                                    ------------------    -----------------
Total operating expenses                                                      5,752                 3,780
                                                                    ------------------    -----------------
Operating income (loss)                                                       1,836                (1,525)

Interest income                                                                 116                    81
Interest expense and other                                                      (40)                  (90)
                                                                    ------------------    -----------------
Income (loss) before income taxes                                             1,912                (1,534)

Provision (benefit) for income taxes                                            390                   (46)

                                                                    ------------------    -----------------
Net income (loss)                                                        $    1,522            $   (1,488)
                                                                    ==================    =================



Basic net income (loss) per share                                        $     0.16           $     (0.16)
                                                                    ==================   ==================
Diluted net income (loss) per share                                      $     0.14           $     (0.16)
                                                                    ==================   ==================

Shares used in computing basic net income (loss) per share                    9,657                 9,067

Shares used in computing diluted net income (loss) per share                 10,709                 9,067


See accompanying notes to consolidated financial statements.

                              Photon Dynamics, Inc.
                      Consolidated Statements of Cash Flows

                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                  ----------------------------------------
                                                                         1999                 1998
                                                                  -------------------   ------------------
                                                                                (UNAUDITED)
                                                                              (IN THOUSANDS)
Operating activities:
Net income (loss)                                                    $    1,522            $   (1,488)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                                           286                   372
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (129)                1,141
      Inventories                                                           349                 1,305
      Deferred income taxes                                                   -                  (130)
      Prepaid expenses and other current assets                             354                    78
      Other assets                                                           40                  (144)
      Accounts payable                                                       44                (1,150)
      Accrued expenses and other liabilities                                906                    72
      Deferred revenue and customer deposits                               (262)                  165
                                                                  -------------------   ------------------
Net cash provided by operating activities                                 3,110                   221

Investing activities:
Purchases of property and equipment, net                                   (299)                 (159)
Purchases of short-term investments                                      (4,997)                    -
Proceeds from sale of short-term investments                                  -                   105
                                                                  -------------------   ------------------
Net cash used in investing activities                                    (5,296)                  (54)

Financing activities:
Principle payments on capital lease obligations                               -                    (1)
Proceeds from issuance of common stock                                       92                    61
Proceeds from notes receivable to shareholders                                -                    13
                                                                  -------------------   ------------------
Net cash provided by financing activities                                    92                    73

Adjustment to conform to fiscal year of CR Technology, Inc.                   -                  (116)
Effect of exchange rate changes on cash                                      56                   176
                                                                  -------------------   ------------------
                                                                             56                    60

Net increase (decrease) in cash and cash equivalents                     (2,038)                  300
Cash and cash equivalents at beginning of period                          6,421                 6,117
                                                                  -------------------   ------------------
Cash and cash equivalents at end of period                           $     4,383           $    6,417
                                                                  ===================   ==================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.
For further information, refer to the supplemental consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-3 (No. 333-92937), declared effective on January 31, 2000.

     On November 30, 1999, the Company acquired CR Technology, Inc. ("CR Technology"), a California corporation. This transaction was accounted for as a pooling of interests. The consolidated financial statements for the quarters ended December 31, 1999 and 1998 have been restated to include the financial position, results of operations and cash flows of CR Technology. Financial information for Photon Dynamics, Inc.'s fiscal years ended September 30, 1999 and 1998 have been combined with CR Technology's financial information for the fiscal year ended December 31, 1998 and the twelve months ended September 30, 1999, respectively. Therefore, CR Technology's results of operations for the three months ended December 31, 1998 have been included in both years. The unaudited results of operations of CR Technology are summarized as follows:

                                                                            THREE MONTHS ENDED
                                                                             DECEMBER 31, 1998
                                                                          ------------------------
                                                                              (IN THOUSANDS)
     Revenue                                                              $             2,423
     Operating income                                                     $                 9
     Net income                                                           $                67


NOTE 2 - INVENTORIES

     The components of inventory consist of the following:

                                                                            DECEMBER 31,        SEPTEMBER 30,
                                                                          -----------------    ----------------
                                                                                1999                1999
                                                                          -----------------    ----------------
                                                                                     (IN THOUSANDS)
     Raw materials                                                            $  2,260             $  3,769
     Work in process                                                             3,618                2,686
     Finished products                                                             885                  657
                                                                          -----------------    ----------------
                                                                              $  6,763             $  7,112
                                                                          =================    ================

NOTE 3 - BUSINESS COMBINATION

     On November 30, 1999, the Company acquired CR Technology. In exchange for 1,834,551 shares of the Company's Common Stock, the Company acquired all of the outstanding capital stock of CR Technology, using an exchange ratio of
1.203343 shares of the Company's Common Stock for each share of CR Technology. In addition, all outstanding CR Technology stock options were converted, at the Common Stock exchange ratio, into options to purchase the Company's Common Stock. This transaction was approved by a vote of the Company's and CR Technology's shareholders.

     Direct acquisition costs of $860,000 in connection with the acquisition, primarily relating to legal, investment banking and accounting fees, have been expensed during the three months ended December 31, 1999, the period in which the transaction was consummated.

NOTE 4- INCOME TAXES

     The tax provision for the first three months of fiscal 2000 consists of tax expense of $390,000 on income before non-recurring acquisition expenses (an effective tax rate of 14%), and no tax benefit on non-deductible acquisition expenses. The effective rate of 14% for fiscal 2000 is lower than the statutory U.S. rate of 35% due to realization of net operating loss carryforwards. The first quarter fiscal 1999 effective rate of 3% reflected a different relative benefit of net operating loss carryforward realization.

NOTE 5 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                              THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                       --------------------------------
                                                             1999             1998
                                                       ---------------   --------------
                                                                (IN THOUSANDS)
 Net income (loss)                                          $   1,522       $   (1,488)

 Net translation adjustment                                        56              176
 Net unrealized gain on investments                                 3                -
                                                       ---------------   --------------
 Total comprehensive income (loss)                          $   1,581       $    (1,312)
                                                       ===============   ==============

NOTE 6 - OPERATIONS BY INDUSTRY SEGMENT

     The Company conducts business in two operating segments: flat panel display ("FPD") products and printed circuit board ("PCB") assembly and advanced semiconductor packaging inspection products (collectively, "semiconductor inspection products"). The Company's FPD products include test, repair and inspection equipment. The Company's FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company's FPD products gather comprehensive data that enable FPD manufacturers to control and tune their processes to produce zero defect displays at high yields. The Company's semiconductor inspection products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects thereby increasing yields and quality and reducing costs.

     Prior to the acquisition of CR Technology on November 30, 1999, the Company only operated in the FPD products segment. The Company's management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant intersegment sales or transfers, and substantially all of the Company's long-lived assets are located in the U.S. The Company's principal customers are primarily Asian-based FPD manufacturers and North American-based PCB assembly and advanced semiconductor packaging manufacturers.

     The Company's operating segments consisted of the following:

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                     1999                   1998
                                                             -------------------    -------------------
                                                                          (IN THOUSANDS)
Net sales to external customers:
  FPD products                                               $          12,818      $          4,081
  Semiconductor inspection products                                      4,053                 2,423
                                                             -------------------    -------------------
  Consolidated net sales to external customers               $          16,871      $          6,504
                                                             ===================    ===================

Operating income (loss):
  FPD products                                                $          1,630      $         (1,534)
  Semiconductor inspection products                                        206                     9
                                                             -------------------    -------------------
  Consolidated operating income (loss)                        $          1,836      $         (1,525)
                                                             ===================    ===================


NOTE 7 - EARNINGS PER SHARE

     For the three months ended December 31, 1999 and 1998, basic and diluted earnings per share is computed using the weighted average number of shares of common stock outstanding. As the Company incurred a loss for the three month period ended December 31, 1998, the effect of dilutive securities totaling approximately 365,000 from stock options and warrants has been excluded from the computation of diluted earnings per share as the effect is antidilutive. The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                      1999                1998
                                                                ------------------   ----------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                               DATA)
   Numerator for basic and diluted earnings per share - net
      income (loss)                                                    $    1,522       $     (1,488)
                                                                ==================   ================
   Denominator for basic earnings per share - weighted average
      shares                                                                9,657              9,067
   Effect of dilutive securities:
      Employee stock options                                                1,042                  -
      Warrants                                                                 10                  -
                                                                ------------------   ----------------
   Denominator for diluted earnings per share - adjusted for
      weighted average shares from options and warrants                    10,709              9,067
                                                                ==================   ================

   Basic net income (loss) per share                                    $    0.16        $     (0.16)
   Diluted net income (loss) per share                                  $    0.14        $     (0.16)


NOTE 8 - SUBSEQUENT EVENT

     On February 4, 2000, the Company completed an underwritten public offering of shares of common stock. The offering related to 2,000,000 shares of common stock at a price of $55.00 per share of which 1,320,687 shares were sold by the Company and 679,313 shares were sold by a stockholder of Photon Dynamics, Inc. The net proceeds to the Company aggregated approximately $68.2 million.

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

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the year ended September 30, 1999.

OVERVIEW

     The Company is a leading provider of yield management solutions to the flat panel display ("FPD") industry. The Company also offers yield management solutions for the printed circuit board assembly and advanced semiconductor packaging industries. In fiscal 1999, the Company's products for the FPD industry accounted for 69% of revenue.

     Revenue is derived primarily from sales in Japan, Korea and Taiwan, where FPD production is concentrated. However, with the recent acquisition of CR Technology, which derives the majority of its revenue from sales in North America, the Company has diversified its geographic mix. In fiscal 1999, the Company derived approximately 76% of its revenue from customers outside North America. Substantially all of the Company's sales are made in U.S. dollars.

RESULTS OF OPERATIONS


     REVENUE. Revenue for the first three months of fiscal 2000 increased 160% to $16.9 million from $6.5 million in the first three months of fiscal 1999. This increase in revenue was due to increased shipments of FPD yield management equipment, particularly in Korea, and increased sales of X-ray and optical inspection system products. Backlog was approximately $30.0 as of December 31, 1999 as compared to approximately $16.1 as of December 31, 1998. Backlog may not result in future revenue due to order cancellations and other factors.

     GROSS MARGIN. Gross margin as a percentage of revenue increased to 45% for the first three months of fiscal 2000 from 35% for the first three months of fiscal 1999 largely due to manufacturing efficiencies resulting from higher production volumes. Overall gross margins will fluctuate on a quarterly basis due to production volume and product mix, among other factors.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first three months of fiscal 2000 were $2.2 million, or 13% of revenue, as compared to $1.3 million, or 20% of revenue, for the first three months of fiscal 1999. The increase in research and development expenses was primarily due to increased spending for consultants and materials for development activities. The Company expects that its investment in research and development will increase in absolute dollars in fiscal 2000 as the Company begins new development projects.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $2.7 million, or 16% of revenue, for the first three months of fiscal 2000 as compared to $2.5 million, or 38% of revenue, for the first three months of fiscal 1999. The increase in selling, general and administrative expenses in absolute dollars was largely due to higher commissions and other selling expenses related to increases in orders and revenue. Selling expenses fluctuate based on the Company's product and geographic sales mix, which have different sales channels and associated cost structures. The Company expects selling, general and administrative expenses to increase in absolute dollars in fiscal 2000.

     NON-RECURRING ACQUISITION EXPENSES. On November 30, 1999, the Company acquired CR Technology, Inc. Direct acquisition costs of $860,000, primarily relating to legal, investment banking and accounting fees, have been expensed during the first three months of fiscal 2000, the period in which the transaction was consummated.

     INTEREST INCOME. Interest income for the first three months of fiscal 2000 increased to $116,000 from $81,000 for the first three months of fiscal 1999 as a result of higher average cash and investment balances.

     INTEREST EXPENSE AND OTHER. Interest expense and other consists of interest expense, foreign exchange gains and losses, and other miscellaneous income and expenses. The balance decreased for the first three months of fiscal 2000 to $40,000 from $90,000 for the first three months of fiscal 1999 due to the improved foreign exchange rate in Asian currencies.

     PROVISION FOR INCOME TAXES. The tax provision for the first three months of fiscal 2000 consists of tax expense of $390,000 on income before non-recurring acquisition expenses (an effective tax rate of 14%), and no tax benefit on non-deductible acquisition expenses. The effective rate of 14% for fiscal 2000 is lower than the statutory U.S. rate of 35% due to realization of net operating loss carryforwards. The first quarter fiscal 1999 effective rate of 3% reflected a different relative benefit of net operating loss carryforward realization.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company has financed its growth primarily through a combination of equity financings, lines of credit and cash flows from operations. As of December 31, 1999, the Company had working capital of $22.2 million, of which $11.0 million was cash and cash equivalents and short-term investments.

     Cash provided by operating activities was $3.1 million for the quarter ended December 31, 1999. Working capital items that significantly impacted cash balances were inventories, prepaid expenses and other current assets and accrued expenses and other liabilities. The Company's inventories balance decreased $349,000 to $6.8 million in the first three months of fiscal 2000 due to a higher level of shipments. Prepaid expenses and other current assets decreased $354,000 to $360,000 in the first three months of fiscal 2000. The decrease in prepaid expenses and other current assets is associated with the expense of direct acquisition costs in connection with the acquisition of CR Technology that had been capitalized during fiscal 1999. The increase of $906,000 in accrued expenses and other liabilities to $6.4 million in the first three months of fiscal 2000 is attributable to the higher number of systems under warranty in addition to higher commission and incentive expenses associated with increases in orders and revenue.

     Capital expenditures during the first three months of fiscal 2000 were $299,000 compared to $159,000 in the first three months of fiscal 1999. Spending levels in the first three months of fiscal 2000 increased as a result of the Company's increased applications and development work.

     On February 4, 2000, the Company completed an underwritten public offering of shares of common stock. The offering related to 2,000,000 shares of common stock at a price of $55.00 per share, of which 1,320,687 shares were sold by the Company and 679,313 shares were sold by a stockholder of Photon Dynamics, Inc. The net proceeds to the Company aggregated approximately $68.2 million.

     The Company has entered into a $3.5 million line of credit with a bank which expires in March 2000. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company is eligible to borrow against accounts receivable and a portion of inventories. Borrowings under this line of credit bear interest at the prime rate plus 1.00% to 1.25% (9.50% to 9.75% as of December 31, 1999). At December 31, 1999, no amounts were outstanding under this bank line of credit, and the Company was in compliance with all bank covenants.

     The Company also has a $1.5 million revolving bank line of credit which was acquired as part of the CR Technology acquisition. This line of credit expires in February 2001 and is secured by substantially all of CR Technology's assets and contains certain financial and other covenants. The Company is eligible to borrow on an unsecured basis. Borrowings under this line of credit bear interest at prime rate (8.50% as of December 31, 1999). As of December 31, 1999, no amounts were outstanding under this revolving line of credit, and the Company was in compliance with all bank covenants.

     The Company believes that cash and cash equivalents, short-term investments, borrowings from the lines of credit, and cash flows from operations will be sufficient to satisfy working capital requirements and capital equipment needs for at least the next twelve months. As of December 31, 1999, the Company had no material outstanding commitments to purchase or lease capital equipment.

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

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing the disruption of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition to the Company's own systems, the Company relies, directly and indirectly, on external systems of its customers, creditors, financial organizations, utility providers, and government entities, both domestic and international. Consequently, the Company could be affected by disruptions in the operations of these third parties with which the Company interacts.

     To date, the Company has made several modifications to its product software, enterprise software and network software to ensure Year 2000 compliance. Although the Company believes that its products and internal systems are currently Year 2000 compliant, third parties with which the Company interacts may not be Year 2000 compliant. Failure of third party enterprises to achieve Year 2000 compliance could harm the Company's business.

     The Company continues to evaluate the estimated costs associated with the efforts to prepare for the year 2000 based on actual experience. While the efforts will involve additional costs, the Company believes that it will be able to manage its total Year 2000 transition without harm to its business operations. As of December 31, 1999, the Company has incurred approximately $36,000 in costs to achieve Year 2000 compliance. The Company does not have a contingency plan and does not intend to establish one. Furthermore, the Company may not have foreseen and corrected all Year 2000 problems which may disrupt its business.

OTHER FACTORS AFFECTING COMPANY RESULTS

     The Company's quarterly results of operations fluctuate significantly. Many factors influence the Company's results of operations in a particular quarter. These include:

     -    volume, mix and timing of orders from the Company's customers;

     -    scheduling, rescheduling or cancellation of shipments;

     -    pricing pressures;

     -    costs of components and subsystems;

     - ability to design, manufacture and commercialize new products on a cost-effective and timely basis;

     - delay between the time the Company incurs expenses in developing its marketing and service capabilities and the time it receives benefits from its improved capabilities;

     - costs of components and subsystems incorporated into the Company's products;

     -    timing of recognition of revenue under development contracts;

     - announcement and introduction of new products by the Company's competitors; and

     -    changing conditions in the FPD industry.

     The Company currently derives a majority of its revenues from the sale of a small number of FPD yield management systems ranging in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations.

     The Company schedules the production of its systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of the Company's backlog to result in future revenue, could have a material impact on the Company's results of operations. For a further discussion of the Company's business and certain risk factors pertaining to its business, please refer to the Company's 1999 Annual Report on Form 10-KSB and the Registration
Statement on Form S-3 (No. 333-92937), declared effective on January 31, 2000.

THE COMPANY DEPENDS ON SALES TO A FEW LARGE CUSTOMERS

     The FPD industry is extremely concentrated, with a small number of manufacturers producing the majority of the world's FPDs. Direct sales to the Company's top four customers, each of which is a FPD manufacturer, accounted for 55% of the Company's total revenue in fiscal 1999 and 67% in fiscal 1998. In fiscal 1999, sales to Ishikawajima-Harima Heavy Industries Co., Ltd., or IHI, Samsung, LG Electronics and Unipac accounted for 18%, 16%, 11% and 10% of revenues, respectively. The Company currently has no long-term purchase commitments from its customers, and sales are generally made through purchase orders. Orders for the Company's products may be delayed or cancelled with limited or no penalty to customers. If one or more of the Company's customers cancel or delay their orders, or if one or more customers are lost, the Company's business could be harmed.

CAPITAL INVESTMENT BY THE FPD INDUSTRY CAN BE HIGHLY CYCLICAL AND MAY DECLINE IN THE FUTURE

     The Company's business depends, in large part, upon the amount of money spent by FPD manufacturers on capital equipment. This, in turn, depends on the current and anticipated market demand for FPDs and products incorporating FPDs. Capital investment by the FPD industry has been highly cyclical as the industry has reacted to capacity shortages and surpluses. Future industry overcapacity would likely reduce capital equipment expenditures by FPD manufacturers and reduce the demand for the Company's products. In addition, the Company must continually invest in engineering, research and development and marketing to penetrate target markets and to maintain extensive worldwide customer service and support capabilities. The Company's ability to quickly reduce these expenses is limited, and, therefore, any downturns or slowdowns in capital investment by the FPD industry would harm the Company's business.

THE COMPANY FACES RISKS ASSOCIATED WITH SELLING SUBSTANTIALLY ALL OF THE COMPANY'S FPD YIELD MANAGEMENT PRODUCTS TO COMPANIES LOCATED OUTSIDE THE U.S.

     Sales to customers outside the U.S. are subject to a number of specialized risks. Over three-quarters of the Company's total revenue for fiscal 1999 came from international sales, particularly sales in Japan, Korea and Taiwan. The Company expects that most of the sales will continue to come from these countries, where most of the world's FPD manufacturing occurs. Risks related to international sales include:

     - foreign countries may experience political and economic instability;

     - the Company may have more difficulty in servicing international customers and otherwise administering its business internationally;

     - the Company has limited protection for its intellectual property;

     - the Company may have difficulty in accessing local legal protections if the Company has a dispute with a local business;

     - there may be changes in tariffs and taxes in foreign countries;

     - trade restrictions exist between the U.S. and other countries, and additional restrictions may be adopted;

     - the Company must comply with a wide variety of foreign and U.S. export laws and restrictions; and

     - the Company must comply with technical standards established by foreign regulatory bodies.

     The Company's sales to Japan, Taiwan and Korea have been hurt by downturns in these economies, most recently in 1998. A future downturn in economic conditions in these countries could result in customers failing to place new orders for the Company's products. Also, if the Japanese, Taiwanese and Korean FPD markets do not grow as the Company has anticipated, the Company's business would be harmed.

     Because sales and sales through IHI, a value-added reseller, are denominated in U.S. dollars, fluctuations in currency exchange rates may impact the price of the Company's products in foreign countries. As a result, both direct sales and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. In addition, to the extent the Company's sales and costs are denominated in foreign currency, the Company's revenue and results of operations may be directly affected by fluctuations in foreign currency exchange rates.

THE COMPANY MAY HAVE DIFFICULTY IN INTEGRATING THE BUSINESSES OF PHOTON DYNAMICS AND CR TECHNOLOGY

     Integrating Photon Dynamics and CR Technology may be a complex, time-consuming and expensive process. Before the merger, Photon Dynamics and CR Technology operated independently. Each company had its own business culture, customers, employees and systems. Following the merger, Photon Dynamics and CR Technology have commenced operations as a combined organization, using common information and communications systems, operating procedures, financial controls and human resource practices. The Company may experience difficulties in integrating Photon Dynamics and CR Technology. These difficulties may include:

     - diversion of management resources from the business of the combined company;

     - incompatibility of business cultures;

     - perceived adverse changes in customer service standards, business focus, billing practices or service offerings available to customers;

     - perceived uncertainty in career opportunities, benefits and the long-term value of stock options available to employees;

     - costs and delays in implementing common systems and procedures; and

     - potential inefficiencies in delivering services to the customers of the combined company.

Any of these difficulties could increase the Company's operating costs, harm the Company's financial performance or cause the loss of customers or employees. Many of these factors are outside of the Company's control.

THE COMPANY MAY NOT BE ABLE TO OBTAIN CRITICAL COMPONENTS FROM ITS SINGLE OR LIMITED SOURCE SUPPLIERS

     The Company obtains some of the components included in its FPD, PCB assembly and advanced semiconductor packaging yield management products from a single or a limited group of suppliers. For example, the Company currently obtains materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for its FPD products from single source suppliers. The Company also currently obtains X-ray sources for its PCB assembly and advanced semiconductor packaging products from limited source suppliers. The Company has not entered into formal agreements with any of these suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. In addition, alternative sources of supply for these components may not be available or may be available on unfavorable terms. Disruptions in supply, price increases for these components, or other changes in material terms could:

     - increase the Company's manufacturing costs or delay product shipments while the Company qualifies a new supplier;

     - require redesigning the Company's products; and

     - harm customer relationships.

THE COMPANY DEPENDS ON IHI TO MARKET ITS FPD PRODUCTS IN JAPAN

     Since June 1997, the Company has depended on IHI as the exclusive value-added reseller to sell the Company's array test, repair and inspection systems in Japan, and the Company anticipates that this relationship will continue in the future. In fiscal 1999 and fiscal 1998, 18% and 33% of the Company's revenues came from sales to IHI. Historically, foreign companies have experienced difficulty penetrating the Japanese market and often depend upon local sales channels to sell their products in Japan. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of the Company's array test, repair and inspection systems in Japan, the Company's business would be harmed.

     In addition, IHI's rights to continue as the exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of the Company's products in Japan on an exclusive basis, even as to the Company. If so, the Company may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from the Company, IHI may manufacture competing array test systems based on the Company's technology. If this occurs, the Company's business could be harmed.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 2.  CHANGES IN SECURITIES

              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 29, 1999. Matters voted upon at the meeting included:

              1) Election of Directors (listed below)

              The following directors were elected to hold office until the next Annual Meeting of Shareholders of the Company:

              Director                                      For            Withheld
              --------                                      ---            --------
              Vincent F. Sollitto, Jr...........            6,988,215           4,825
              Francois J. Henley................            6,988,315           4,725
              E. Floyd Kvamme...................            6,988,015           5,025
              Barry L. Cox......................            6,988,015           5,025
              Michael J. Kim....................            6,988,015           4,725
              Malcolm J. Thompson...............            6,988,015           4,725

              2) Approval of the issuance of shares pursuant to the Agreement and Plan of Merger and Reorganization dated August 10, 1999.

              For...............................            4,396,612
              Against...........................                6,890
              Abstained.........................                9,748
              No Vote...........................            2,579,790

              3) Approval of an increase in shares reserved for issuance under the 1995 Stock Option Plan by 350,000 from 1,340,943 shares to 1,690,943.

              For...............................            3,318,878
              Against...........................              855,237
              Abstained.........................              239,135
              No Vote...........................            2,579,790

              4) Approval of an increase in shares reserved for issuance under the 1995 Employee Stock Purchase Plan by 250,000 from 350,000 shares to 600,000.

              For..............................             4,300,669
              Against..........................                30,946
              Abstained.........................               81,635
              No Vote...........................            2,579,790

              5) Ratify the selection of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending September 30, 2000.

              For..............................             6,978,085
              Against..........................                10,300
              Abstained.........................                4,655
              No Vote...........................                    0


ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         27  Financial Data Schedule

     (b) REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on December 15, 1999 for the purpose of disclosing the business combination with CR Technology, Inc. on November 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PHOTON DYNAMICS, INC.
                                      (Registrant)




Date: February 14, 2000           /s/ VINCENT F. SOLLITTO, JR.
                                  -------------------------------------------
                                  Vincent F. Sollitto, Jr.
                                  Chief Executive Officer
                                  (PRINCIPAL EXECUTIVE OFFICER)


Date: February 14, 2000           /s/ RICHARD L. DISSLY
                                  -------------------------------------------
                                  Richard L. Dissly
                                  Chief Financial Officer
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)