Form 10-Q
period 2000-03-31
PHOTON DYNAMICS INC
filed 2000-05-10
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB (Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27234 PHOTON DYNAMICS, INC. (Exact name of registrant as specified in its charter)

California	94-3007502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6325 San Ignacio Avenue, San Jose, CA	95119
(Address of principal executive offices)	(Zip Code)

(408) 226-9900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

As of May 3, 2000, 11,547,801 shares of the Issuer’s Common Stock, no par value, were outstanding.

INDEX

Photon Dynamics, Inc.

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets - March 31, 2000 and September 30, 1999
Condensed Consolidated Statements of Operations - Three and six month periods ended March 31, 2000 and 1999
Condensed Consolidated Statements of Cash Flows - Three and six month periods ended March 31, 2000 and 1999
Notes to Condensed Consolidated Financial Statements - March 31, 2000
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Part II	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

Part I. FINANCIAL INFORMATION

Photon Dynamics, Inc. Condensed Consolidated Balance Sheets

	March 31, 2000	September 30, 1999
	(Unaudited)	(Note)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$58,318	$6,421
Short-term investments	40,482	1,605
Accounts receivable, net of allowance of $1,520 and $1,301 as of
March 31, 2000 and September 30, 1999, respectively	14,463	13,630
Inventories	8,651	7,112
Prepaid expenses and other current assets	322	714

Total current assets	122,236	29,482
Property, equipment and leasehold improvements, net	1,964	1,817
Other assets	757	768

Total assets	$124,957	$32,067

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,531	$2,831
Accrued expenses and other current liabilities	7,845	5,535
Deferred revenue and customer deposits	72	655

Total current liabilities	12,448	9,021
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value	130,508	45,972
Accumulated deficit	(18,031)	(22,929)
Accumulated other comprehensive income	32	3

Total shareholders’ equity	112,509	23,046

Total liabilities and shareholders’ equity	$124,957	$32,067

Note: The balance sheet at September 30, 1999 has been derived from the audited supplemental consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Photon Dynamics, Inc. Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
	(Unaudited)
	(In thousands, except per share data)
Revenue	$ 19,172	$ 10,326	$ 36,043	$ 16,830
Cost of revenue	10,112	5,857	19,395	10,106

Gross margin	9,060	4,469	16,648	6,724

Operating expenses:
Research and development	2,663	1,353	4,837	2,662
Selling, general and administrative	3,163	2,780	5,881	5,251
Non-recurring acquisition charges	—	—	860	—

Total operating expenses	5,826	4,133	11,578	7,913

Operating income (loss)	3,234	336	5,070	(1,189)
Interest income	918	65	1,034	146
Interest expense and other	(46)	(12)	(86)	(102)

Income (loss) before income taxes	4,106	389	6,018	(1,145)
Provision for income taxes	730	110	1,120	64

Net income (loss)	$ 3,376	$ 279	$ 4,898	$(1,209)

Earnings (loss) per share:
Basic	$ 0.31	$ 0.03	$ 0.48	$ (0.13)

Diluted	$ 0.28	$ 0.03	$ 0.43	$ (0.13)

Weighted average number of shares:
Basic	10,733	9,193	10,192	9,130

Diluted	11,900	9,731	11,309	9,130

See accompanying notes to condensed consolidated financial statements.

Photon Dynamics, Inc. Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2000	1999
	(Unaudited)
	(In thousands)
Operating activities:
Net income (loss)	$ 4,898	$(1,209)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	551	651
Stock compensation expense	350	—
Changes in assets and liabilities:
Accounts receivable, net	(833)	(4,127)
Inventories	(1,539)	1,779
Deferred income taxes	—	(130)
Prepaid expenses and other current assets	392	99
Other assets	11	(111)
Accounts payable	1,700	977
Accrued expenses and other current liabilities	2,310	530
Deferred revenue and customer deposits	(583)	(13)

Net cash provided by (used in) operating activities	7,257	(1,554)
Investing activities:
Purchases of property and equipment	(698)	(205)
Sales of short-term investments	—	180
Purchases of short-term investments	(38,904)	—

Net cash used in investing activities	(39,602)	(25)
Financing activities:
Principle payments on capital lease obligations	—	(2)
Issuance of notes receivable to employees	—	(7)
Proceeds from borrowings under line of credit	—	1,500
Proceeds from issuance of common stock	84,186	358
Proceeds from notes receivable to shareholders	—	13

Net cash provided by financing activities	84,186	1,862
Adjustment to conform to fiscal year of CR Technology, Inc.	—	(116)
Effect of exchange rate changes on cash and cash equivalents	56	158

	56	42
Net increase in cash and cash equivalents	51,897	325
Cash and cash equivalents at beginning of period	6,421	6,117

Cash and cash equivalents at end of period	$ 58,318	$ 6,442

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

NOTE 1 – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the supplemental consolidated financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company’s Registration Statement on Form S-3 (No. 333-92937), declared effective on January 31, 2000.

     On November 30, 1999, the Company acquired CR Technology, Inc. (“CR Technology”) in a transaction that was accounted for as a pooling of interests. The consolidated financial statements at September 30, 1999 and for the three and six month periods ended March 31, 2000 and 1999 have been restated to include the financial position, results of operations and cash flows of CR Technology. Financial information for Photon Dynamics, Inc.’s fiscal years ended September 30, 1999 and 1998 have been combined with CR Technology’s financial information for the fiscal year ended December 31, 1998 and the twelve months ended September 30, 1999, respectively. Therefore, CR Technology’s results of operations for the three months ended December 31, 1998 have been included in both years. The unaudited results of operations of CR Technology are summarized as follows:

Three Months Ended December 31, 1998
(In thousands)
Revenue	$2,423
Operating income	$ 9
Net income	$ 67

NOTE 2 – New Accounting Pronouncement

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. Changes in the Company’s revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000. The change in the revenue recognition policy would result in a cumulative adjustment in the first quarter of fiscal 2001 to reflect the deferral of revenue for shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance as of October 1, 2000. Although the Company believes its revenue recognition policy is in accordance with generally accepted accounting principles, the Company is currently studying SAB 101 and has not determined its impact on the Company’s financial statements.

NOTE 3–Inventories

The components of inventories consist of the following:
	March 31, 2000	September 30, 1999
	(In thousands)
Raw materials	$3,188	$3,769
Work in process	5,114	2,686
Finished products	349	657

	$8,651	$7,112

NOTE 4 –Public Offering of Common Stock

     On February 4, 2000, the Company completed an underwritten public offering of shares of common stock. The offering related to 2,000,000 shares of common stock at a price of $55.00 per share of which approximately 1,321,000 shares were sold by the Company and approximately 679,000 shares were sold by a stockholder of the Company. The net proceeds to the Company were approximately $68.6 million. On March 4, 2000, the Company received additional proceeds of approximately $15.6 million from the sale of an additional 300,000 shares of common stock as a result of the underwriters exercising their over-allotment option in the public offering.

NOTE 5 – Business Combination

     On November 30, 1999, the Company acquired CR Technology in exchange for approximately 1,835,000 shares of the Company’s common stock. The acquisition was accounted for as a pooling of interests. The Company incurred a one-time charge of $860,000. The charge consisted of costs associated with the acquisition primarily related to legal, investment banking and accounting fees.

NOTE 6 – Comprehensive Income

     The components of comprehensive income are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
	(In thousands)
Net income (loss)	$ 3,376	$ 279	$ 4,898	$(1,209)
Net foreign currency translation adjustments	—	(18)	56	158
Net unrealized losses on investments	(30)	—	(27)	—

Total comprehensive income (loss)	$ 3,346	$ 261	$ 4,927	$(1,051)

NOTE 7 – Operations by Industry Segment

     The Company conducts business in two operating segments: flat panel display (“FPD”) products and printed circuit board (“PCB”) assembly and advanced semiconductor packaging inspection products (collectively, “semiconductor inspection products”). The Company’s FPD products include test, repair and inspection equipment. The Company’s FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company’s FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes. The Company’s semiconductor inspection products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects thereby increasing yields and quality and reducing costs.

     Prior to the acquisition of CR Technology on November 30, 1999, the Company only operated in the FPD products segment. The Company’s management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant intersegment sales or transfers, and substantially all of the Company’s long-lived assets are located in the U.S. The Company’s principal customers are primarily Asian-based FPD manufacturers and North American-based PCB assembly and advanced semiconductor packaging manufacturers.

     The Company’s operating segments consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
	(In thousands)
Net sales to external customers:
FPD products	$15,058	$ 7,227	$27,876	$ 11,308
Semiconductor inspection products	4,114	3,099	8,167	5,522

Consolidated net sales to external customers	$19,172	$10,326	$36,043	$ 16,830

Operating income (loss):
FPD products	$ 2,822	$ 44	$ 4,452	$(1,490)
Semiconductor inspection products	412	292	618	301

Consolidated operating income (loss)	$ 3,234	$ 336	$ 5,070	$(1,189)

NOTE 8 – Earnings Per Share

     For the three and six month periods ended March 31, 2000 and 1999, basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options and warrants. As the Company incurred a loss for the six month period ended March 31, 1999, the effect of dilutive common equivalent shares totaling approximately 467,000 shares from employee stock options and warrants were excluded from the computation of diluted loss per share as its effect would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999
	(In thousands, except per share data)
Numerator for basic and diluted earnings per share - net
income (loss)	$ 3,376	$ 279	$ 4,898	$(1,209)

Denominator for basic earnings per share - weighted
average shares	10,733	9,193	10,192	9,130
Effect of dilutive securities:
Employee stock options	1,156	446	1,106	—
Warrants	11	92	11	—

Denominator for diluted earnings per share - adjusted for
weighted average shares from options and warrants	11,900	9,731	11,309	9,130

Basic earnings (loss) per share	$ 0.31	$ 0.03	$ 0.48	$(0.13)
Diluted earnings (loss) per share	$ 0.28	$ 0.03	$ 0.43	$(0.13)

NOTE 9 – Income Taxes

     The provision for income taxes was $730,000 and $1.1 million for the three and six month periods ended March 31, 2000 and was based on income before non-recurring acquisition expenses and no tax benefit on non-deductible acquisition expenses. The effective tax rate was 18% and 16% for the respective periods and is lower than the statutory U.S. tax rate of 35% for fiscal 2000 due to the realization of net operating loss carryforwards. The effective tax rate for the three and six month periods ended March 31, 1999 was 28% and (6%) due to a different relative benefit of net operating loss carryforwards realization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectations, hopes, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company’s reports and other filings with the Securities and Exchange Commission. Among the factors that could cause actual results to differ materially are those discussed under “Other Factors Affecting Company Results” and elsewhere in this Form 10-QSB.

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto and with the Company’s supplemental audited financial statements and notes thereto for the year ended September 30, 1999.

Overview

     The Company is a leading provider of yield management solutions to the flat panel display (“FPD”) industry. The Company also offers yield management solutions for the printed circuit board (“PCB”) assembly and advanced semiconductor packaging industries. In fiscal 1999, the Company’s products for the FPD industry accounted for 69% of revenue.

     Revenue is derived primarily from sales in Japan, Korea and Taiwan, where FPD production is concentrated. However, with the recent acquisition of CR Technology, which derives the majority of its revenue from sales in North America, the Company has diversified its geographic mix of product sales. In fiscal 1999, the Company derived 76% of its revenue from customers outside North America. Substantially all of the Company’s sales are made in U.S. dollars.

Results of Operations

     Revenue was $19.2 million and $36.0 million for the three and six month periods ended March 31, 2000, compared to $10.3 million and $16.8 million for the same periods of the prior fiscal year, representing an increase of 86% and 114% for the respective periods. The Company has experienced increased revenue in both of its operating segments. The increase in revenue is primarily attributable to increased capital spending by FPD manufacturers as a result of improved economic conditions in Asia. Backlog increased to $39.8 million as of March 31, 2000 compared to $19.4 million as of March 31, 1999. Backlog may not result in future revenue due to order cancellation and other factors.

     Gross margins were 47% and 46% of revenue for the three and six month periods ended March 31, 2000, compared to 43% and 40% of revenue for the same periods in the prior fiscal year. Gross margins increased due to improved pricing and increased capacity utilization resulting from higher production volume. Overall gross margins will fluctuate on a quarterly basis due to production volume, product mix and other factors.

     Research and development expenses were $2.7 million and $4.8 million for the three and six month periods ended March 31, 2000, compared to $1.4 million and $2.7 million for the same periods in the prior fiscal year. As a percentage of revenue, research and development expenses were 14% and 13% for the three and six month periods ended March 31, 2000 compared to 13% and 16% for the same periods in the prior fiscal year. The increase in research and development expenses represents the Company’s investment in new product development.

     Selling, general and administrative expenses were $3.2 million and $5.9 million for the three and six month periods ended March 31, 2000, compared to $2.8 million and $5.3 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 16% for the three and six month periods ended March 31, 2000 compared to 27% and 31% for the same periods in the prior fiscal year. The absolute dollar increase in selling, general and administrative expenses over prior periods is attributable to higher selling related expenses associated with the increase in revenue. Selling expenses fluctuate based on the Company’s product and geographic sales mix due to the utilization of different sales channels and associated cost structures.

     On November 30, 1999, the Company acquired CR Technology which resulted in a one-time charge of $860,000. The charge consisted of costs associated with the acquisition primarily related to legal, investment banking and accounting fees.

     The net of interest income and expense and other increased $819,000 and $904,000 for the three and six month periods ended March 31, 2000. The increase is due primarily to increases in interest income on higher average cash and investment balances in the current quarter.

     The provision for income taxes was $730,000 and $1.1 million for the three and six month periods ended March 31, 2000 and was based on income before non-recurring acquisition expenses and no tax benefit on non-deductible acquisition expenses. The effective tax rate was 18% and 16% for the respective periods and is lower than the statutory U.S. tax rate of 35% for fiscal 2000 due to the realization of net operating loss carryforwards. The effective tax rate for the three and six month periods ended March 31, 1999 was 28% and (6%) due to a different relative benefit of net operating loss carryforwards realization.

Liquidity and Sources of Capital

     During the six month period ended March 31, 2000, cash, cash equivalents, short-term investments, and long-term investments balances increased to $98.8 million from $8.0 million as of September 30, 1999. Net cash provided by operations for the six month period ended March 31, 2000 was $7.3 million compared to $1.6 million net cash used in operations for the same period of the prior fiscal year. This change resulted primarily from increased net income before non-cash charges and increases in inventory, accounts payable and accrued expenses and other current liabilities. Capital expenditures of $698,000 were primarily for equipment acquired for applications and development work and for leasehold improvements. In addition, the Company received $83.6 million net of issuance costs for shares of common stock issued in an underwritten public offering during the three month period ended March 31, 2000. Working capital increased to $109.8 million as of March 31, 2000 compared to $20.5 million as of September 30, 1999 primarily as a result of the proceeds from an underwritten public offering.

     The Company has entered into a $4.0 million revolving line of credit with a bank which expires in March 2001. This line of credit is secured by substantially all of the Company’s assets and contains certain financial and other covenants. The Company is eligible to borrow against a portion of accounts receivable. Borrowings under this line of credit bear interest at prime rate (9.00% as of March 31, 2000). As of March 31, 2000, no amounts were outstanding under this bank line of credit, and the Company was in compliance with all bank covenants.

     The Company has a $1.5 million revolving bank line of credit that was acquired as part of the CR Technology acquisition. This line of credit expires in February 2001 and is secured by substantially all of CR Technology’s assets and contains certain financial and other covenants. The Company is eligible to borrow on an unsecured basis. Borrowings under this line of credit bear interest at prime rate (9.00% as of March 31, 2000). As of March 31, 2000, no amounts were outstanding under this revolving line of credit, and the Company was in compliance with all bank covenants.

     The Company believes that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be sufficient to meet its operating and capital requirements and obligations for at least the next twelve months. The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to the Company on commercially reasonable terms. The sale of additional equity or convertible debt could result in dilution to the Company’s shareholders.

Impact of Year 2000

     In prior periods, the Company discussed the nature and progress of its plans to become Year 2000 compliant. To date, the Company has made several modifications to its product software, enterprise software and network software to ensure Year 2000 compliance. As a result of those efforts, the Company experienced no significant disruptions in operations and believes these systems successfully responded to the year 2000 date change. As of March 31, 2000, the Company has incurred approximately $36,000 in costs to achieve Year 2000 compliance. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products and internal systems or the products and services of third parties. The Company will continue to monitor its products and internal systems and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Impact of Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is currently studying SAB 101 and has not determined its impact on the Company’s financial position or results of operations. In the event that the implementation of SAB 101 requires the Company to report a change in accounting principles related to its revenue recognition policy, the Company would be required to report such change no later than the quarter ending December 31, 2000. In addition to other uncertain risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in the Company’s quarterly operating results and increase the likelihood that the Company may fail to meet the expectations of securities analysts for any period.

Other Factors Affecting Company Results

     The Company’s quarterly results of operations fluctuate significantly. Many factors influence the Company’s results of operations in a particular quarter. These include:

•	volume, mix and timing of orders from the Company’s customers;

•	scheduling, rescheduling or cancellation of shipments;

•	pricing pressures;

•	costs of components and subsystems;

•	ability to design, manufacture and commercialize new products on a cost-effective and timely basis;

•	delay between the time the Company incurs expenses in developing its marketing and service capabilities and the time it receives benefits from its improved capabilities;

•	costs of components and subsystems incorporated into the Company’s products;

•	timing of recognition of revenue under development contracts;

•	announcement and introduction of new products by the Company’s competitors; and

•	changing conditions in the FPD industry.

     The Company currently derives a majority of its revenues from the sale of a small number of FPD yield management systems ranging in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company’s quarterly revenue and results of operations.

     The Company schedules the production of its systems based in part upon order backlog. Due to possible customer changes in delivery schedules and cancellations of orders, the Company’s backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of the Company’s backlog to result in future revenue, could have a material impact on the Company’s results of operations.

The Company Depends On Sales to a Few Large Customers

     The FPD industry is extremely concentrated, with a small number of manufacturers producing the majority of the world’s FPDs. Direct sales to the Company’s top four customers, each of which is a FPD manufacturer, accounted for 60% of the Company’s total revenue for the first six months of fiscal 2000 compared to 55% and 67% in fiscal 1999 and fiscal 1998. The Company currently has no long-term purchase commitments from its customers, and sales are generally made through purchase orders. Orders for the Company’s products may be delayed or cancelled with limited or no penalty to customers. If one or more of the Company’s customers cancel or delay their orders, or if one or more customers are lost, the Company’s business could be harmed.

Capital Investment by the FPD Industry Can Be Highly Cyclical and May Decline in the Future

     The Company’s business depends, in large part, upon the amount of money spent by FPD manufacturers on capital equipment. This, in turn, depends on the current and anticipated market demand for FPDs and products incorporating FPDs. Capital investment by the FPD industry has been highly cyclical as the industry has reacted to capacity shortages and surpluses. Future industry overcapacity would likely reduce capital equipment expenditures by FPD manufacturers and reduce the demand for the Company’s products. In addition, the Company must continually invest in engineering, research and development and marketing to penetrate target markets and to maintain extensive worldwide customer service and support capabilities. The Company’s ability to quickly reduce these expenses is limited, and, therefore, any downturns or slowdowns in capital investment by the FPD industry would harm the Company’s business.

The Company Faces Risks Associated With Selling Substantially All of the Company’s FPD Yield Management Products to Companies Located Outside the U.S.

     Sales to customers outside the U.S. are subject to a number of specialized risks. Over three-quarters of the Company’s total revenue for fiscal 1999 came from international sales, particularly sales in Japan, Korea and Taiwan. The Company expects that most of the sales will continue to come from these countries, where most of the world’s FPD manufacturing occurs. Risks related to international sales include:

•	foreign countries may experience political and economic instability;

•	the Company may have more difficulty in servicing international customers and otherwise administering its business internationally;

•	the Company has limited protection for its intellectual property;

•	the Company may have difficulty in accessing local legal protections if the Company has a dispute with a local business;

•	there may be changes in tariffs and taxes in foreign countries;

•	trade restrictions exist between the U.S. and other countries, and additional restrictions may be adopted;

•	the Company must comply with a wide variety of foreign and U.S. export laws and restrictions; and

•	the Company must comply with technical standards established by foreign regulatory bodies.

     The Company’s sales to Japan, Taiwan and Korea have been hurt by downturns in these economies, most recently in 1998. A future downturn in economic conditions in these countries could result in customers failing to place new orders for the Company’s products. Also, if the Japanese, Taiwanese and Korean FPD markets do not grow as the Company has anticipated, the Company’s business would be harmed.

     Because sales and sales through IHI, a value-added reseller, are denominated in U.S. dollars, fluctuations in currency exchange rates may impact the price of the Company’s products in foreign countries. As a result, both direct sales and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. In addition, to the extent the Company’s sales and costs are denominated in foreign currency, the Company’s revenue and results of operations may be directly affected by fluctuations in foreign currency exchange rates.

The Company May Have Difficulty in Integrating the Businesses of Photon Dynamics and CR Technology

     Integrating Photon Dynamics and CR Technology may be a complex, time-consuming and expensive process. Before the merger, Photon Dynamics and CR Technology operated independently. Each company had its own business culture, customers, employees and systems. Following the merger, Photon Dynamics and CR Technology have commenced operations as a combined organization, using common information and communications systems, operating procedures, financial controls and human resource practices. The Company may experience difficulties in integrating Photon Dynamics and CR Technology. These difficulties may include:

•	diversion of management resources from the business of the combined company;

•	incompatibility of business cultures;

•	perceived adverse changes in customer service standards, business focus, billing practices or service offerings available to customers;

•	perceived uncertainty in career opportunities, benefits and the long-term value of stock options available to employees;

•	costs and delays in implementing common systems and procedures; and

•	potential inefficiencies in delivering services to the customers of the combined company.

     Any of these difficulties could increase the Company’s operating costs, harm the Company’s financial performance or cause the loss of customers or employees. Many of these factors are outside of the Company’s control.

The Company May Not Be Able to Obtain Critical Components from Its Single or Limited Source Suppliers

     The Company obtains some of the components included in its FPD, PCB assembly and advanced semiconductor packaging yield management products from a single or a limited group of suppliers. For example, the Company currently obtains materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for its FPD products from single source suppliers. The Company also currently obtains X-ray components for its PCB assembly and advanced semiconductor packaging products from limited source suppliers. The Company has not entered into formal agreements with any of these suppliers, other than long-term purchase orders and, in some cases, volume pricing agreements. In addition, alternative sources of supply for these components may not be available or may be available on unfavorable terms. Disruptions in supply, price increases for these components, or other changes in material terms could:

•	increase the Company’s manufacturing costs or delay product shipments while the Company qualifies a new supplier;

•	require redesigning the Company’s products; and

•	harm customer relationships.

The Company Depends on IHI to Market Its FPD Products in Japan

     Since June 1997, the Company has depended on IHI as the exclusive value-added reseller to sell the Company’s array test, repair and inspection systems in Japan, and the Company anticipates that this relationship will continue in the future. For the first six months of fiscal 2000, 6% of the Company’s revenues came from sales to IHI compared to 18% and 33% in fiscal 1999 and fiscal 1998. Historically, foreign companies have experienced difficulty penetrating the Japanese market and often depend upon local sales channels to sell their products in Japan. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of the Company’s array test, repair and inspection systems in Japan, the Company’s business would be harmed.

     In addition, IHI’s rights to continue as the exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of the Company’s products in Japan on an exclusive basis, even as to the Company. If so, the Company may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from the Company, IHI may manufacture competing array test systems based on the Company’s technology. If this occurs, the Company’s business could be harmed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

27. Financial Data Schedule

     (b) Reports on Form 8-K

The Company filed a report on Form 8-K on January 10, 2000 for the purpose of reporting financial results for the first fiscal quarter ended December 31, 1999. The results of prior periods were restated to include the financial statements of CR Technology, Inc. which was acquired on November 30, 1999.

The Company filed a report on Form 8-K/A on January 14, 2000 for the purpose of amending Form 8-K dated November 30, 1999. This amendment to the November 30, 1999 Form 8-K contains the information required by Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTON DYNAMICS, INC. (Registrant)

Date: May 10, 2000	/s/ Vincent F. Sollitto, Jr. —————————— Vincent F. Sollitto, Jr. Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2000	/s/ Richard L. Dissly —————————— Richard L. Dissly Chief Financial Officer (Principal Financial and Accounting Officer)