Form 10QSB
period 2000-06-30
PHOTON DYNAMICS INC
filed 2000-08-10
CIK 1002663

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB

       (Mark One)
       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2000

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


As of July 31, 2000, there were 11,720,470 shares of the Issuer's Common Stock, no par value, outstanding.

                                                       INDEX

                                               PHOTON DYNAMICS, INC.

                                                                                                          PAGE
                                                                                                          ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets at June 30, 2000 and September 30, 1999.....       3
                   Condensed Consolidated Statements of Operations for the Three and Nine Month
                   Periods Ended June 30, 2000 and 1999..............................................       4
                   Condensed Consolidated Statements of Cash Flows for the Three and Nine Month
                   Periods Ended June 30, 2000 and 1999..............................................       5
                   Notes to Condensed Consolidated Financial Statements..............................       6

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
                   Operations........................................................................      10

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.................................................................      15
Item 2.            Changes in Securities.............................................................      15
Item 3.            Defaults Upon Senior Securities...................................................      15
Item 4.            Submission of Matters to a Vote of Security Holders...............................      15
Item 5.            Other Information.................................................................      15
Item 6.            Exhibits and Reports on Form 8-K..................................................      15


SIGNATURES                                                                                                 16

PART I.  FINANCIAL INFORMATION

                                               Photon Dynamics, Inc.
                                       Condensed Consolidated Balance Sheets

                                                                             JUNE 30,           SEPTEMBER 30,
                                                                               2000                 1999
                                                                         ------------------   ------------------
                                                                           (UNAUDITED)             (NOTE)
                                                                                     (IN THOUSANDS)
                                 ASSETS

Current assets:
   Cash and cash equivalents                                                $     55,811         $      6,421
   Short-term investments                                                         42,028                1,605
   Accounts receivable, net of allowance of $1,469 and $1,301 at
     June 30, 2000 and September 30, 1999, respectively                           19,878               13,630
   Inventories                                                                    11,006                7,112
   Prepaid expenses and other current assets                                         397                  714
                                                                        -------------------  -------------------
Total current assets                                                             129,120               29,482

Property, equipment and leasehold improvements, net                                2,189                1,817
Other assets                                                                         998                  768
                                                                        -------------------  -------------------
Total assets                                                                $    132,307         $     32,067
                                                                        ===================  ===================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $      4,224         $      2,831
   Accrued expenses and other current liabilities                                 10,079                5,535
   Deferred revenue and customer deposits                                            215                  655
                                                                        -------------------  -------------------
Total current liabilities                                                         14,518                9,021

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value                                                      --                   --
   Common stock, no par value                                                    131,317               45,972
   Accumulated deficit                                                           (13,508)             (22,929)
   Accumulated other comprehensive income (loss)                                     (20)                   3
                                                                        -------------------  -------------------
Total shareholders' equity                                                       117,789               23,046
                                                                        -------------------  -------------------
Total liabilities and shareholders' equity                                  $    132,307         $     32,067
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

                                              Photon Dynamics, Inc.
                                 Condensed Consolidated Statements of Operations

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                        ---------------------------    ---------------------------
                                           2000           1999            2000           1999
                                        ------------   ------------    ------------   ------------
                                                               (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                    $ 22,086      $  13,700      $   58,129     $  30,530

Cost of revenue                              11,570          7,499          30,965        17,605

                                        ------------   ------------    ------------   ------------
Gross margin                                 10,516          6,201          27,164        12,925
                                        ------------   ------------    ------------   ------------

Operating expenses:
   Research and development                   3,181          1,641           8,018         4,303
   Selling, general and administrative        3,391          2,823           9,272         8,074
   Non-recurring acquisition charges             --             --             860            --
                                        ------------   ------------    ------------   ------------

Total operating expenses                      6,572          4,464          18,150        12,377
                                        ------------   ------------    ------------   ------------
Operating income                              3,944          1,737           9,014           548

Interest income                               1,600             51           2,634           198
Interest expense and other                      (21)             9            (107)          (94)
                                        ------------   ------------    ------------   ------------
Income before income taxes                    5,523          1,797          11,541           652

Provision for income taxes                    1,000            319           2,120           383

                                        ------------   ------------    ------------   ------------
Net income                                 $  4,523      $   1,478      $    9,421     $     269
                                        ============   ============    ============   ============

Earnings per share:
Basic                                      $   0.39      $    0.16      $     0.88     $    0.03
                                        ============   ============    ============   ============
Diluted                                    $   0.36      $    0.15      $     0.80     $    0.03
                                        ============   ============    ============   ============

Weighted average number of shares:
Basic                                        11,613          9,340          10,664         9,200
                                        ============   ============    ============   ============
Diluted                                      12,630         10,150          11,741         9,781
                                        ============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements.

                                       4

                                       Photon Dynamics, Inc.
                          Condensed Consolidated Statements of Cash Flows

                                                                             NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                  ----------------------------------------
                                                                         2000                 1999
                                                                  -------------------   ------------------
                                                                                (UNAUDITED)
                                                                              (IN THOUSANDS)
Operating activities:
Net income                                                           $    9,421            $      269
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                           732                   898
    Unrealized gain on investments                                          (48)                   --
    Stock compensation expense                                              481                    --
    Changes in assets and liabilities:
      Accounts receivable, net                                           (6,248)               (6,108)
      Inventories                                                        (3,894)                1,681
      Deferred income taxes                                                  --                  (130)
      Prepaid expenses and other current assets                             317                    22
      Other assets                                                         (230)                  (21)
      Accounts payable                                                    1,393                 1,593
      Accrued expenses and other current liabilities                      4,544                 1,493
      Deferred revenue and customer deposits                               (440)                  (76)
                                                                  -------------------   ------------------
Net cash provided by (used in) operating activities                       6,028                  (379)

Investing activities:
Disposals of property and equipment                                          --                    45
Purchases of property and equipment                                      (1,104)                 (239)
Sales of short-term investments                                              --                   282
Purchases of short-term investments                                     (40,423)                   --
                                                                  -------------------   ------------------
Net cash provided by (used in) investing activities                     (41,527)                   88

Financing activities:
Principle payments on capital lease obligations                              --                    (3)
Proceeds from borrowings under line of credit                                --                 1,000
Proceeds from issuance of common stock                                   84,864                   590
Proceeds from notes receivable to shareholders                               --                    12
                                                                  -------------------   ------------------
Net cash provided by financing activities                                84,864                 1,599

Adjustment to conform to fiscal year of CR Technology, Inc.                  --                  (116)
Effect of exchange rate changes on cash and cash equivalents                 25                   131
                                                                  -------------------   ------------------
                                                                             25                    15

Net increase in cash and cash equivalents                                49,390                 1,323
Cash and cash equivalents at beginning of period                          6,421                 6,117
                                                                  -------------------   ------------------
Cash and cash equivalents at end of period                           $   55,811            $    7,440
                                                                  ===================   ==================

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the supplemental consolidated financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's Registration Statement on Form S-3 (No. 333-92937), declared effective on January 31, 2000.

     On November 30, 1999, the Company acquired CR Technology, Inc. ("CR Technology") in a transaction that was accounted for as a pooling of interests. The consolidated financial statements at September 30, 1999 and for the three and nine month periods ended June 30, 2000 and 1999 have been restated to include the financial position, results of operations and cash flows of CR Technology. Financial information for Photon Dynamics, Inc.'s fiscal years ended September 30, 1999 and 1998 have been combined with CR Technology's financial information for the twelve months ended September 30, 1999 and the fiscal year ended December 31, 1998, respectively. Therefore, CR Technology's results of operations for the three months ended December 31, 1998 have been included in both years. The unaudited results of operations of CR Technology are summarized as follows:


                                                                            THREE MONTHS ENDED
                                                                             DECEMBER 31, 1998
                                                                          ------------------------
                                                                              (IN THOUSANDS)
     Revenue                                                                     $2,423
     Operating income                                                            $    9
     Net income                                                                  $   67

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle no later than the quarter ending September 30, 2001. The change in the revenue recognition policy would result in a cumulative adjustment to reflect the deferral of revenue for shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance. Although the Company believes its revenue recognition policy is in accordance with generally accepted accounting principles, the Company is currently studying SAB 101 and has not determined its impact on the Company's financial statements.

NOTE 3 - INVENTORIES

     Inventories consisted of the following:

                                                                               JUNE 30,            SEPTEMBER 30,
                                                                                 2000                   1999
                                                                          -------------------    -------------------
                                                                             (UNAUDITED)             (AUDITED)
                                                                                       (IN THOUSANDS)
     Raw materials                                                            $  4,731               $  3,769
     Work in process                                                             5,626                  2,686
     Finished products                                                             649                    657
                                                                          -------------------    -------------------
                                                                              $ 11,006               $  7,112
                                                                          ===================    ===================

NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consisted of the following:

                                                                               JUNE 30,            SEPTEMBER 30,
                                                                                 2000                   1999
                                                                          -------------------    -------------------
                                                                             (UNAUDITED)             (AUDITED)
                                                                                       (IN THOUSANDS)
     Accrued warranty                                                     $      2,953           $      1,640
     Accrued compensation                                                        2,280                  1,518
     Accrued commission                                                          1,606                    968
     Accrued income taxes                                                        1,917                    305
     Other accrued expenses                                                      1,323                  1,104
                                                                          -------------------    -------------------
                                                                          $     10,079           $      5,535
                                                                          ===================    ===================

NOTE 5 - PUBLIC OFFERING OF COMMON STOCK

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

NOTE 6 - BUSINESS COMBINATION

     On November 30, 1999, the Company acquired CR Technology in exchange for approximately 1,835,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests. The Company incurred a one-time charge of $860,000. The charge consisted of costs associated with the acquisition primarily related to legal, investment banking and accounting fees.

NOTE 7 - CREDIT ARRANGEMENTS

     The Company renegotiated the terms of its $3.5 million bank line of credit that expired in March 2000. The Company has entered into a new bank line of credit of $4.0 million which expires March 25, 2001. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company is eligible to borrow against a portion of accounts receivable. Borrowings under this line of credit bear interest at prime rate (9.50% at June 30, 2000). At June 30, 2000, no amounts were outstanding under this bank line of credit, and the Company was in compliance with all bank covenants.

NOTE 8 - COMPREHENSIVE INCOME

     Comprehensive income consisted of the following:

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                -------------------------------   ------------------------------
                                                     2000             1999            2000            1999
                                                --------------    -------------   -------------  ---------------
                                                                         (IN THOUSANDS)
  Net income                                        $   4,523         $  1,478        $  9,421         $    269

  Net foreign currency translation adjustments           (31)             (27)              25              131
  Net unrealized losses on investments                   (21)               --            (48)               --
                                                --------------    -------------   -------------  ---------------
  Total comprehensive income                        $   4,471         $  1,451        $  9,398         $    400
                                                ==============    =============   =============  ===============

NOTE 9 - OPERATIONS BY INDUSTRY SEGMENT

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

     The Company's operating segments consisted of the following:


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                   ----------------------------------    -------------------------------
                                                       2000                1999              2000             1999
                                                   --------------     ---------------    -------------    --------------
                                                                              (IN THOUSANDS)
Net sales to external customers:
  FPD products                                     $      17,533      $        9,391     $     45,409     $      20,699
  Semiconductor inspection products                        4,553               4,309           12,720             9,831
                                                   --------------     ---------------    -------------    --------------
  Consolidated net sales to external customers     $      22,086      $       13,700     $     58,129     $      30,530
                                                   ==============     ===============    =============    ==============

Operating income (loss):
  FPD products                                     $       3,390      $        1,002     $      7,842     $        (488)
  Semiconductor inspection products                          554                 735            1,172             1,036
                                                   --------------     ---------------    -------------    --------------
  Consolidated operating income                    $       3,944      $        1,737     $      9,014     $         548
                                                   ==============     ===============    =============    ==============

NOTE 10 - EARNINGS PER SHARE

     For the three and nine month periods ended June 30, 2000 and 1999, basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of employee stock options and warrants. The following table sets forth the computation of basic and diluted earnings per share:


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                              ----------------------------    -----------------------------
                                                                 2000            1999             2000            1999
                                                              ------------   -------------    -------------   -------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Numerator for basic and diluted earnings per share - net
      income                                                     $  4,523       $   1,478         $  9,421         $   269
                                                              ============   =============    =============   =============
   Denominator for basic earnings per share - weighted
      average shares                                               11,613           9,340           10,664           9,200
   Effect of dilutive securities:
      Employee stock options                                        1,010             763            1,067             499
      Warrants                                                          7              47               10              82
                                                              ------------   -------------    -------------   -------------
   Denominator for diluted earnings per share - adjusted for
      weighted average shares from options and warrants            12,630          10,150           11,741           9,781
                                                              ============   =============    =============   =============

   Basic earnings per share                                      $   0.39       $    0.16         $   0.88        $   0.03
   Diluted earnings per share                                    $   0.36       $    0.15         $   0.80        $   0.03

NOTE 11 - INCOME TAXES

     The provision for income taxes was $1.0 million and $2.1 million for the three and nine month periods ended June 30, 2000. The effective tax rate was 18% and 17% on income before non-recurring acquisition expenses for the three and nine month periods and is lower than the statutory U.S. tax rate of 35% for fiscal 2000 due to the realization of net operating loss carryforwards. The effective tax rate for the three and nine month periods ended June 30, 1999 was 18% and 59% due to a different relative benefit of net operating loss carryforward realization and the inability to file consolidated tax returns prior to completing the acquisition of CR Technology in November 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS, OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. YOU SHOULD CONSULT THE RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THOSE DISCUSSED UNDER "OTHER FACTORS AFFECTING COMPANY RESULTS" AND ELSEWHERE IN THIS FORM 10-QSB.

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's supplemental consolidated audited financial statements and notes thereto for the year ended September 30, 1999.

OVERVIEW

     The Company is a leading provider of yield management solutions to the flat panel display ("FPD") industry. The Company also offers yield management solutions for the printed circuit board ("PCB") assembly and advanced semiconductor packaging industries. In fiscal 1999, the Company's products for the FPD industry accounted for 69% of revenue.

     Revenue is derived primarily from sales in Japan, Korea and Taiwan, where FPD production is concentrated. However, with the acquisition of CR Technology, which derives the majority of its revenue from sales in North America, the Company has diversified its geographic mix of product sales. In fiscal 1999, the Company derived 76% of its revenue from customers outside North America. Substantially all of the Company's sales are made in U.S. dollars.

RESULTS OF OPERATIONS

     Revenue was $22.1 million and $58.1 million for the three and nine month periods ended June 30, 2000 compared to $13.7 million and $30.5 million for the same periods of the prior fiscal year, representing an increase of 61% and 90% for the respective periods. The Company has experienced increased revenue in both of its operating segments. The increase in revenue was primarily attributable to a significant increase in customer orders, particularly from Korea, due to increased capital spending by FPD manufacturers.

     Gross margins were 48% and 47% of revenue for the three and nine month periods ended June 30, 2000 compared to 45% and 42% of revenue for the same periods in the prior fiscal year. The increase in gross margins was primarily attributable to increased capacity utilization resulting from higher production volume. Overall gross margins will fluctuate on a quarterly basis due to production volume, product mix and other factors.

     Research and development expenses were $3.2 million and $8.0 million for the three and nine month periods ended June 30, 2000 compared to $1.6 million and $4.3 million for the same periods in the prior fiscal year. As a percentage of revenue, research and development expenses were 14% for the three and nine month periods ended June 30, 2000 compared to 12% and 14% for the same periods in the prior fiscal year. The increase in research and development expenses was attributable to the Company's investment in personnel, consultants and prototype materials associated with the development of the Company's ArrayChecker-2000 Array Test and XRV Combo Inspection Systems that were introduced to the market during the third quarter of fiscal 2000. The Company believes it must continually invest in research and development to remain competitive and expects research and development expenses to continue to increase in absolute dollars during the remainder of fiscal 2000.

     Selling, general and administrative expenses were $3.4 million and $9.3 million for the three and nine month periods ended June 30, 2000 compared to $2.8 million and $8.1 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 15% and 16% for the three and nine month periods ended June 30, 2000 compared to 21% and 26% for the same periods in the prior fiscal year. The increase in selling, general and administrative expenses was attributable to the establishment of a Taiwan sales and customer support office during the third quarter of fiscal 2000, higher selling related expenses associated with increases in orders and revenue and the Company's investment in additional personnel to support the Company's expansion.

     On November 30, 1999, the Company acquired CR Technology which resulted in a one-time charge of $860,000. The charge consisted of costs associated with the acquisition primarily related to legal, investment banking and accounting fees.

     The net of interest income and expense and other increased $1.5 million and $2.4 for the three and nine month periods ended June 30, 2000. The increases were primarily due to interest income on higher average cash and investment balances as a result of the net proceeds from an underwritten public offering during the second quarter of fiscal 2000.

     The provision for income taxes was $1.0 million and $2.1 million for the three and nine month periods ended June 30, 2000. The effective tax rate was 18% and 17% on income before non-recurring acquisition expenses for the three and nine month periods and is lower than the statutory U.S. tax rate of 35% for fiscal 2000 due to the realization of net operating loss carryforwards. The effective tax rate for the three and nine month periods ended June 30, 1999 was 18% and 59% due to a different relative benefit of net operating loss carryforward realization and the inability to file consolidated tax returns prior to completing the acquisition of CR Technology in November 1999.

LIQUIDITY AND SOURCES OF CAPITAL

     During the nine month period ended June 30, 2000, cash, cash equivalents and short-term investments balances increased to $97.8 million from $8.0 million at September 30, 1999. Working capital increased to $114.6 million at June 30, 2000 compared to $20.5 million at September 30, 1999 primarily from the proceeds of an underwritten public offering during the second quarter of fiscal 2000.

     Net cash provided by operations for the nine month period ended June 30, 2000 was $6.1 million compared to $379,000 net cash used in operations for the same period of the prior fiscal year. Net cash provided by operations for the nine month period ended June 30, 2000 was primarily attributable to increased net income before adjustments and increases in accrued expenses and other current liabilities offset by increases in accounts receivable and inventories.

     Net cash used in investing activities for the nine month period ended June 30, 2000 was $41.6 million compared to $88,000 net cash provided by investing activities for the same period of the prior fiscal year. Capital expenditures of $1.1 million were primarily for equipment and leasehold improvements to support the Company's expansion. The Company purchased $40.4 million of short-term investments from the proceeds of the underwritten public offering.

     Net cash provided by financing activities for the nine month period ended June 30, 2000 was $84.9 million compared to $1.6 million for the same period of the prior fiscal year. The Company received $83.6 million net of issuance costs for shares of common stock issued in an underwritten public offering during the second quarter of fiscal 2000.

     The Company has a $4.0 million revolving line of credit with a bank which expires in March 2001. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company is eligible to borrow against a portion of accounts receivable. Borrowings under this line of credit bear interest at prime rate (9.50% at June 30, 2000). At June 30, 2000, no amounts were outstanding under this bank line of credit, and the Company was in compliance with all bank covenants.

     The Company also has a $1.5 million revolving bank line of credit that was acquired as part of the CR Technology acquisition. This line of credit expires in February 2001 and is secured by substantially all of CR Technology's assets and contains certain financial and other covenants. The Company is eligible to borrow on an unsecured basis. Borrowings under this line of credit bear interest at prime rate (9.50% at June 30, 2000). At June 30, 2000, no amounts were outstanding under this revolving line of credit, and the Company was in compliance with all bank covenants.

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

IMPACT OF ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is currently studying SAB 101 and has not determined its impact on the Company's financial position or results of operations. In the event that the implementation of SAB 101 requires the Company to report a change in accounting principles related to its revenue recognition policy, the Company would be required to report such change no later than the quarter ending September 30, 2001. In addition to other risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in the Company's quarterly operating results and increase the likelihood that the Company may fail to meet the expectations of securities analysts for any period.

OTHER FACTORS AFFECTING COMPANY RESULTS

     The Company's quarterly results of operations fluctuate significantly. Many factors influence the Company's results of operations in a particular quarter. These include:

     -        volume, mix and timing of orders from the Company's customers;

     -        scheduling, rescheduling or cancellation of shipments;

     -        pricing pressures;

     - the Company's ability to design, manufacture and commercialize new products on a cost-effective and timely basis;

     - delay between the time the Company incurs expenses in developing its marketing and service capabilities and the time it receives benefits from its improved capabilities;

     - costs of components and subsystems incorporated into the Company's products;

     - announcement and introduction of new products by the Company's competitors; and

     - changing conditions in the FPD and PCB assembly and advanced semiconductor packaging industries.

     The Company currently derives a majority of its revenue from the sale of a small number of FPD yield management systems ranging in price from $400,000 to $1.5 million. As a result, the timing of the sale of a single system could have a significant impact on the Company's quarterly revenue and results of operations.

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

THE COMPANY DEPENDS ON SALES TO A FEW LARGE CUSTOMERS

     The FPD industry is extremely concentrated, with a small number of manufacturers producing the majority of the world's FPDs. Direct sales to the Company's top four customers, each of which is an FPD manufacturer, accounted for 60% of the Company's total revenue for the first nine months of fiscal 2000 compared to 55% and 67% in fiscal 1999 and fiscal 1998. The Company currently has no long-term purchase commitments from its customers, and sales are generally made through purchase orders. Orders for the Company's products may be delayed or cancelled with limited or no penalty to customers. If one or more of the Company's customers cancel or delay their orders, or if one or more customers are lost, the Company's business could be harmed.

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

THE COMPANY FACES RISKS ASSOCIATED WITH SELLING SUBSTANTIALLY ALL OF THE COMPANY'S FPD YIELD MANAGEMENT PRODUCTS TO COMPANIES LOCATED OUTSIDE THE U.S.

     Sales to customers outside the U.S. are subject to a number of risks. Over 75% of the Company's total revenue for fiscal 1999 came from international sales, particularly in Japan, Korea and Taiwan. The Company expects that most of its sales will continue to come from these countries, where most of the world's FPD manufacturing occurs. Risks related to international sales include:

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

     Because international sales and sales through IHI, a value-added reseller, are denominated in U.S. dollars, fluctuations in currency exchange rates may impact the price of the Company's products in foreign countries. As a result, both direct sales and sales through IHI may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. In addition, to the extent the Company's sales and costs are denominated in foreign currency, the Company's revenue and results of operations may be directly affected by fluctuations in foreign currency exchange rates.

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

THE COMPANY DEPENDS ON IHI TO MARKET ITS FPD PRODUCTS IN JAPAN

     Since June 1997, the Company has depended on IHI as the exclusive value-added reseller to sell the Company's array test, repair and inspection systems in Japan, and the Company anticipates that this relationship will continue in the future. For the first nine months of fiscal 2000, 4% of the Company's revenues came from sales to IHI compared to 18% and 33% in fiscal 1999 and fiscal 1998. Historically, foreign companies have experienced difficulty penetrating the Japanese market and often depend upon local sales channels to sell their products in Japan. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of the Company's array test, repair and inspection systems in Japan, the Company's business would be harmed.

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

                                                   PHOTON DYNAMICS, INC.
                                                        (Registrant)

Date: August 10, 2000                              /s/ VINCENT F. SOLLITTO, JR.
                                                   ----------------------------
                                                       Vincent F. Sollitto, Jr.
                                                       Chief Executive Officer
                                                   (PRINCIPAL EXECUTIVE OFFICER)

Date: August 10, 2000                              /s/ RICHARD L. DISSLY
                                                   ----------------------------
                                                       Richard L. Dissly
                                                       Chief Financial Officer
                                                       (PRINCIPAL FINANCIAL AND
                                                        ACCOUNTING OFFICER)