Form 10-K405
period 2000-09-30
PHOTON DYNAMICS INC
filed 2000-11-07
CIK 1002663

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                         COMMISSION FILE NUMBER 0-27234

                            ------------------------

                             PHOTON DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                            94-3007502
 (State or other jurisdiction                (I.R.S. Employer
              of                           Identification No.)
incorporation or organization)

                            6325 SAN IGNACIO AVENUE
                               SAN JOSE, CA 95119
          (Address of principal executive offices, including zip code)

                                 (408) 226-9900
                 (Issuer telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                (Title of Class)

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of October 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was $347,419,685. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

    As of October 27, 2000, there were 11,821,255 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the issuer's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PHOTON DYNAMICS, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      3
Item 2.   Properties..................................................      9
Item 3.   Legal Proceedings...........................................     10
Item 4.   Submission of Matters to a Vote of Security Holders.........     10

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     10
Item 6.   Selected Consolidated Financial Data........................     11
Item 7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................     11
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     19
Item 8.   Financial Statements and Supplementary Data.................     20
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     40

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     40
Item 11.  Executive Compensation......................................     42
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     42
Item 13.  Certain Relationships and Related Transactions..............     42

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on
            Form 8-K..................................................     42
Signatures............................................................     44

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and elsewhere in this Form 10-K. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    Photon Dynamics, Inc. ("the Company") is a leading provider of yield management solutions to the flat panel display ("FPD") industry. The acquisition of CR Technology, Inc. ("CR Technology") in November 1999 complemented our core capabilities of data acquisition, image analysis and systems engineering. As a result, we also offer yield management solutions for the printed circuit board ("PCB") assembly and advanced semiconductor packaging industries. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process.

INDUSTRY BACKGROUND

    Advancing technology and increasing demand for connectivity among electronic devices have promoted the development and growing use of increasingly sophisticated mobile electronic devices, such as notebook computers, cellular phones, personal digital assistants and portable video games. Consequently, manufacturers of mobile electronic devices are continually seeking ways to increase the performance and quality as well as reduce the size, weight and power requirements of the components incorporated into these devices such as displays, electronic assemblies and semiconductors. For stationary devices, including desktop computer monitors and televisions, consumers have increasingly demanded higher resolution and performance as well as reduced footprint, power consumption and heat emission. In response to these market demands, the desktop monitor and television industries have increasingly adopted FPDs as an alternative to traditional cathode ray tube ("CRT") technology.

    As advanced electronics manufacturers ramp up production to meet increased market demands, they are also seeking to improve the quality and reduce the cost of their products by improving manufacturing yields and throughput. To do so, they are increasing the use of more advanced test, repair and inspection equipment and other yield management technologies.

    THE FLAT PANEL DISPLAY INDUSTRY

    Growth in the mobile electronic devices market has driven the demand for FPDs, which offer many advantages over CRTs for mobile applications. FPDs offer reduced size, weight, power consumption and heat emission and better picture quality. In addition to their dominance of high performance portable applications, FPDs offer similar advantages for stationary display applications even though they are currently more expensive than CRTs with comparable viewing areas. As a result, FPDs have emerged as the dominant display technology for mobile electronic devices and have also made inroads into stationary display markets such as the desktop monitor and television markets.

    The highest performance FPD available today is the active matrix liquid crystal display ("AMLCD") which produces full color images and operates at much faster refresh rates than earlier passive monochrome LCDs. The color capability, resolution, speed and picture quality of AMLCDs currently make these displays a preferred choice for high performance portable computer, multimedia and other applications requiring the display of video and graphics.

    THE AMLCD MANUFACTURING PROCESS

    The manufacture of AMLCDs is an extremely complex process, which has been developed and refined for different panel sizes and resolutions through research and development, pre-production prototyping and commercial production. Manufacturing an AMLCD involves a series of three principal phases. The first phase is to fabricate an array of thin-film transistors on a glass substrate through a process which is essentially the same as that used to create electronic circuitry on a semiconductor device. In a high-quality color AMLCD, each pixel, the smallest addressable dot on the display, is represented by three transistors, one for each of the display's primary colors, red, green and blue. The second phase, cell assembly, involves attaching a color filter to the transistor-embedded substrate and injecting liquid crystal material between the color filter and the transistor array. The color filter enables the display to attain color capability by selectively filtering out the light emissions from each multi-color pixel array to produce the desired color mix in the displayed image. At the cell assembly phase, each individual pixel is created through the combination of transistors and the color filter. The third phase in the process, module assembly, involves packaging the display and attaching the electronics that will allow the device to display the text, graphics and video images directed by the computer or other electronic systems to the AMLCD. This step also involves sealing the FPD and installing the electronics that connect the FPD to other electronic devices such as a computer.

    The ability of FPD manufacturers to improve yields of AMLCDs and other FPDs depends, in large part, on their ability to test and inspect displays both during and upon completion of the manufacturing process and to use test and inspection data to refine the manufacturing process. Through test and inspection, the FPD manufacturer seeks to identify defects at an early stage in the process to permit repair or to avoid wasting costly materials on continued manufacturing of a defective product. In addition, systematized test and inspection provides qualitative feedback to the FPD manufacturer and enables it to address yield problems and to optimize the manufacturing process.

    PCB ASSEMBLY AND ADVANCED SEMICONDUCTOR PACKAGING INDUSTRY

    Just as the growing demand for increasingly sophisticated mobile and interconnected electronic devices is driving the market for new display technologies, this demand has caused electronics manufacturers to seek to reduce the size, power consumption and cost of the other components contained in these devices. Additionally, as the functionality and sophistication of mobile electronic devices have increased, so has the complexity of their electronic components. These factors are driving the development of smaller, denser and more complex PCBs, the backplanes upon which semiconductors and other electronic components are attached and interconnected. These factors are also contributing to the development of advanced semiconductor packaging technologies.

    As semiconductors continue to shrink and become more complex, an increasing number of wire connectors, or leads, must be attached to the semiconductor package. Ball grid array ("BGA") semiconductor packaging technology was developed to address the problems associated with greater lead counts required for advanced semiconductors. Because the leads in BGA semiconductor packages are located under the package and, therefore, are not visible after the package has been affixed to a PCB, the inspection of these solder joints requires the use of alternatives to visual inspection technologies such as X-ray inspection or ultrasound technologies. Furthermore, as the number of leads on semiconductor packages continues to increase, inspection technology must become more sophisticated and precise.

    At the same time, electronic device original equipment manufacturers are increasing their focus on core competencies and outsourcing the manufacture of many components incorporated into their products. This trend has resulted in the rapid expansion of the contract manufacturing industry. Increased competition is causing contract manufacturers to focus on reducing costs while differentiating themselves through improved quality. One way in which contract manufacturers may reduce manufacturing costs is through yield improvements and increased throughput, which may be achieved through increased and more sophisticated inspection. Contract manufacturers are moving towards 100% inspection standards and adopting new inspection technologies as they seek to provide high quality products while reducing costs. Also, the contract manufacturing industry is characterized by shorter product life cycles, a greater variety of products manufactured in smaller lot sizes and high employee turnover rate. These factors require contract manufacturers to adopt a flexible approach to manufacturing with inspection equipment that is intuitive, easy to use and easily configured.

FPD PRODUCTS

    Our FPD yield management products include test, repair and inspection equipment. Our test and inspection equipment identify and characterize defects at early stages of the manufacturing process so that the panels may be repaired before the next stage or, if necessary, discarded, minimizing the loss of time and materials. Our test, repair and inspection systems use similar software-based controls, processing and graphical user interfaces. Products can be networked together so that defect data can be stored, analyzed and used throughout the manufacturing process. Our highly reliable systems are also compatible with a variety of material handling automation systems.

    FPD ARRAY TEST EQUIPMENT. Our ArrayChecker test systems detect, locate, quantify and characterize electrical, contamination and other defects in AMLCDs after array fabrication. The systems use our proprietary non-contact Voltage Imaging technology to provide a high-resolution voltage map of the entire display and our proprietary image analysis software converts this voltage map into complete pixel defect data. The ArrayChecker test systems determine whether individual pixels or lines of pixels are functional and also find more subtle defects such as variations in individual pixel voltage. These defect data files are then used for repair and statistical process control. Our software driven ArrayChecker test systems can be configured rapidly for testing different panel sizes relative to traditional systems that require a different probe card for each panel size.

    Our next-generation ArrayChecker 2000 test system, which we began shipping in the third quarter of fiscal 2000, is an enhanced version of our earlier array test products with improved Voltage Imaging sensors, image processing software, graphical user interface and materials transport features. These enhancements substantially increase the throughput and reliability of our array test systems to provide throughput rates that are similar to or higher than traditional probe card based systems while accommodating the largest glass plate sizes currently anticipated in the industry. At the same time, our ArrayChecker 2000 test system provides substantially improved defect detection, while continuing to provide the superior functionality, flexibility and cost-efficient features of our earlier array test systems.

    FPD REPAIR EQUIPMENT. Our ArraySaver repair systems utilize our proprietary PixeLaser technology and BeamBlender multiple wavelength laser technology to repair defects in FPDs during and after array fabrication. Our systems can use defect data files downloaded from our array test systems or other test and inspection systems to automatically position the panel for repair, thereby eliminating the time spent by operators locating defects.

    The ArraySaver system includes a high-precision stage and a user-friendly graphical user interface allowing for high throughput and the capability to repair all current panel sizes. Our fast high-precision stage fully automates the precise positioning of the plate for each successive repair, thereby substantially increasing throughput. Our graphical user interface and software supports semi-automated setup of repair programs for common types of defects so that repairs can be executed rapidly and accurately. These programs provide a series of actions that the system automatically executes to repair the particular defect type.

    FPD INSPECTION EQUIPMENT. Our PanelMaster inspection systems use our proprietary MuraLook image analysis algorithms and N-Aliasing technology to inspect FPD panels for visual defects after cell assembly and also during and after module assembly. The system uses a high-resolution camera and a computer workstation to quantitatively measure visual characteristics such as contrast, luminance and color balance and to precisely locate and characterize line, cluster, pixel and blemish defects. Inspection data generated by the system is displayed on a video monitor for immediate interpretation and can be stored or sent to a repair system to effect repairs. Our inspection system offers different levels of resolution, functionality and flexibility to suit customers' needs. The system is available either as a stand-alone unit or as a modular unit that can be integrated with manufacturers' material handling equipment.

PCB ASSEMBLY AND ADVANCED SEMICONDUCTOR PACKAGING PRODUCTS

    We also offer a broad line of X-ray and optical systems for non-destructive inspection of PCB assemblies and advanced semiconductor packaging. Customers use these systems to detect and identify defects on PCB assemblies and within advanced semiconductor packaging. Both our X-ray and optical inspection product lines are based on our proprietary image processing technology and are integrated with a graphical user interface designed for ease of use on the production line. Our user-friendly, flexible configuration interface is a critical feature for many of our customers whose manufacturing operations must cope with fast turnaround, short production runs and workforces with limited skills and high turnover rates. These products use a common Windows-based computing platform and can be networked together to provide factory and enterprise wide access to product defect data. We offer fully automated systems for use in high volume production lines and also offer lower cost systems for use off the production line.

    X-RAY INSPECTION EQUIPMENT. Our CRX X-ray inspection systems provide an effective, non-destructive means of verifying hidden solder connections such as under BGA packages. These systems also verify connections such as die attachments and wire bonds inside semiconductor packaging. Customers use the sharp, high magnification images provided by these CRX systems to analyze failures that cannot be detected by optical means. We offer a variety of CRX systems to meet customer requirements for handler size, resolution, magnification, power, pricing and other factors. PCB assembly manufacturers use our systems to inspect the hidden solder connections between PCBs and BGA devices. Semiconductor manufacturers use our systems to inspect for features within advanced semiconductor packaging including die attach, wire bond and flip chip solder bump connections.

    OPTICAL INSPECTION EQUIPMENT. Our optical inspection systems inspect PCB assemblies for defects either before or after the soldering step in the manufacturing process. Many of the defects detected by our systems cannot be detected electrically. Our systems inspect for component presence, correct component, orientation, polarity, skew, solder integrity and other defects. Our RTI product line features integrated cameras and lighting heads which pass over the surface of the PCB, selecting different magnifications depending on the size of the components. The RTI-6500 is an off-line system that inspects PCB sizes up to 24 by 24 inches. The RTI-6520 is an in-line system with a built-in conveyer to inspect PCB sizes up to 18 by 20 inches on the production conveyor line. Our AOI-2020 system is a low-cost, table-top PCB inspection system for customers who regard price as the most important criteria influencing their purchasing decision.

    COMBINED X-RAY AND AUTOMATED OPTICAL INSPECTION SYSTEMS. Our XRV combined X-ray and automated optical inspection equipment reduces handling, speeds throughput and saves floor space by simultaneously inspecting both visible and hidden features of PCB assemblies.

CUSTOMERS

    We sell our products to FPD manufacturers, semiconductor manufacturers, PCB manufacturers and assemblers and other electronic product manufacturers. Most of our FPD customers are located in Japan, Taiwan and Korea, where FPD production is concentrated. The installed customer base for our FPD products includes eight out of the ten leading FPD manufacturers. The majority of our PCB assembly and advanced semiconductor packaging customers are located in the U.S.

    We derive most of our revenue from a small number of customers, and we expect this to continue. During fiscal 2000, sales to four unaffiliated customers, each of whom are customers of our FPD products, accounted for 24%, 14%, 12% and 12% of revenue, respectively. Sales of our FPD products represented 78% of revenue in fiscal 2000.

SALES AND SERVICE

    We sell our products for the FPD industry directly to our customers in Korea, through a sales representative in Taiwan, and through our value-added reseller Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI") in Japan. We sell our products for the PCB assembly and advanced semiconductor packaging markets primarily through sales representatives. We service our products worldwide directly, except in Japan, where IHI services our FPD products.

    We generally sell our products on net-30 day terms, with a small portion held back until final acceptance. However, the Company demonstrates that the product meets its specifications and requires customer acceptance prior to shipment. A substantial portion of our customers, primarily foreign, remit payments on significantly longer terms. We typically provide a limited warranty on our products for a period of one year. Our field service personnel provide customers with repair and maintenance services, and customers may enter into repair and maintenance service contracts covering our products. As of September 30, 2000, we had 46 sales and service personnel, 25 of which are located in the U.S. and 21 of which are located in Asia.

    In the FPD market, our sales and marketing strategy is to provide our customers with increased manufacturing yields and throughput, improved quality and greater overall efficiency in their manufacturing process. In the PCB assembly and advanced semiconductor packaging industries, we focus on high-end applications where our high-resolution, advanced image processing and optical inspection technologies and products provide our customers with product quality assurance capabilities. Our sales and marketing strategy is also to focus on the rapidly expanding contract manufacturing industry. Operating on narrow margins, contract manufacturers compete by reducing costs and improving quality, as well as promoting their advanced capabilities. These customers require flexible systems that are easy to set up and cost-efficient.

RESEARCH AND DEVELOPMENT

    The FPD, PCB assembly and advanced semiconductor packaging industries are characterized by rapid and continuous technological development and product innovation. We believe that it is necessary to maintain our competitive position through continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to research and development. Our research and development expenses, consisting primarily of personnel, consultants and prototype materials, were $11.8 million, or 14% of revenue, in fiscal 2000. We also maintain close relationships with our customers, which helps us to remain responsive to their product needs.

    We are focusing our current research and development for the FPD market on increasing the performance of our array test, repair and inspection systems and expanding the application of our inspection systems for use in related markets. Our current research and development for the PCB assembly and advanced semiconductor packaging markets is focused on increasing the performance, reliability and functionality of our inspection systems, expanding the application of our inspection systems for use in related markets and developing new X-ray and optical inspection products.

MANUFACTURING AND SUPPLIERS

    We manufacture our products for the FPD industry in San Jose, California and our PCB assembly and advanced semiconductor packaging products in Aliso Viejo, California. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors.

    We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 16 weeks for our FPD products and within 8 weeks for our PCB assembly and advanced semiconductor packaging products. Quality control is maintained through incoming inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. We work in close collaboration with our customers and suppliers and train all of our employees in quality assurance. Although we assemble some components and final test our systems under limited clean room conditions, most of our manufacturing occurs in standard manufacturing space.

    Under the terms of our relationship with IHI, we have retained the exclusive right to manufacture some critical components based on technology not shared with IHI and to sell these components to IHI at prices that are mutually established from time to time. IHI has the right to manufacture, assemble and sell array test systems incorporating these components. To date, we have manufactured all array test systems sold by IHI. Furthermore, IHI has sold products only in its capacity as our value-added reseller in Japan.

    Some of the parts included in our systems are obtained from a single source or a limited group of suppliers. The partial or complete loss of such suppliers could increase our costs, delay shipments and/or require redesigns of our products.

INTELLECTUAL PROPERTY

    We have 40 patents issued and 41 U.S. and foreign patents pending. None of these patents is scheduled to expire before 2003, subject to payment of applicable maintenance fees. In addition, PDI and IHI have jointly filed patent applications in Japan relating to some aspects of the array test systems.

    We frequently review our inventions and attempt to determine which inventions will provide substantial differentiation between our products and those of our competitors. In certain cases, we may also choose to keep an invention or a process as a trade secret. Trade secrets are routinely employed in our manufacturing processes. We have entered into non-disclosure agreements to protect our proprietary technology with our employees and consultants and in some instance with our suppliers, our customers and our value-added reseller.

    The patent position of any manufacturer, including us, is subject to uncertainties and may involve complex legal and factual issues. Claims allowed by any existing or future patents issued to us may be challenged, invalidated or circumvented, and any rights granted by those patents may not provide us with adequate protection. Litigation may be necessary in the future to enforce our patents and other intellectual property rights or to defend against claims of infringement or invalidity.

BACKLOG

    Our backlog was $45.8 million as of September 30, 2000 compared to $21.4 million as of September 30, 1999. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months.

    All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

    The FPD equipment and the component inspection systems industries are highly competitive. We face substantial competition from established companies, many of which have greater financial, engineering and manufacturing resources and have larger service organization and long-standing customer relationships with key existing and potential customers. In addition, we expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Our customers may choose to develop proprietary technology, which may obviate or lessen their need to purchase our products. Moreover, competitive pressures may necessitate price reductions, which could harm our results of operations.

    In the FPD industry, our competitors include Micronics Japan Corporation and Applied Komatsu Technology, Inc. in array testing; NTN Corporation, NEC Corporation and Hoya Corporation in array repair; and several competitors in the cell and module inspection market. In the X-ray inspection market, our competitors include GenRad, Agilent Technologies, FeinFocus and Glenbrook Technology. In the automated optical inspection market, our competitors include GSI Lumonics, Agilent Technologies, Omron, Orbotech, Machine Vision Technology and Machine Vision Products. In addition, some of our current and potential competitors have been acquired by larger companies seeking to enter our markets. We may face additional competition from new entrants into the FPD, PCB assembly and advanced semiconductor packaging industries. In addition, we may face increased competition if IHI elects to begin competing with us.

    We believe that we can compete effectively with our competitors by building on our substantial installed customer base, providing technologically superior, competitively priced products and continuing to emphasize our easy-to-use user interfaces and customer support. However, realizing and maintaining such advantages will require a continued high level of investment by us in engineering, research and development, marketing and customer service and support. We may not have sufficient resources to continue to make such investments. Even if sufficient funds are available, we may not be able to make the technological advances necessary to maintain such competitive advantages.

EMPLOYEES

    As of September 30, 2000, we employed 227 persons. No employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

ITEM 2.  PROPERTIES

    Our corporate headquarters are located in San Jose, California and consist of a 50,000 square foot facility for FPD manufacturing. We lease an additional 11,000 square feet in San Jose, California for sales and marketing and administration. We lease 19,700 square feet in Aliso Viejo, California for PCB assembly and advanced semiconductor inspection manufacturing. In addition, we lease office space for our sales and service operations in Tokyo, Japan, Hsinchu, Taiwan, and Seoul, Korea.

    The table below summarizes information concerning our properties at September 30, 2000:

LOCATION                                   TYPE                       PRINCIPAL USE
--------                       -----------------------------  -----------------------------
San Jose, California.........  Office, plant and warehouse    Corporate Headquarters,
                                                              Research and Development,
                                                              Manufacturing, Sales and
                                                              Marketing, Service and
                                                              Administration

San Jose, California.........  Office                         Sales and Marketing and
                                                              Administration

Aliso Viejo, California......  Office, plant and warehouse    Research and Development,
                                                              Manufacturing, Sales and
                                                              Marketing, Service and
                                                              Administration

Tokyo, Japan.................  Office                         Sales and Service

Hsinchu, Taiwan..............  Office                         Sales and Service

Seoul, Korea.................  Office                         Sales and Service

ITEM 3.  LEGAL PROCEEDINGS

    We are not presently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders during the quarter ended September 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

COMMON STOCK MARKET PRICE

    Our common stock commenced trading on the Nasdaq National Market on November 15, 1995 under the symbol "PHTN." The closing price for our common stock as reported by the Nasdaq National Market on October 27, 2000 was $33.422 per share. As of October 27, 2000, there were approximately 107 shareholders of record of our common stock. The following table sets forth the high and low sales prices of our common stock as traded on the Nasdaq National Market for the periods indicated.

FISCAL 2000 QUARTER ENDED                    December 31     March 31     June 30     September 30
--------------------------------------------------------------------------------------------------
High                                             43 1/4       94 3/8      78 3/8         87 15/16
Low                                              20 1/8       32 3/8      43 3/4         35
--------------------------------------------------------------------------------------------------

FISCAL 1999 QUARTER ENDED                    December 31     March 31      June 30     September 30
---------------------------------------------------------------------------------------------------
High                                             5 5/8        8 1/4        12 3/8          25 3/4
Low                                              2 1/4        3 15/16       7              10 5/8
---------------------------------------------------------------------------------------------------

    We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 2000, 1999 and 1998 and the consolidated balance sheet data as of September 30, 2000 and 1999 are derived from the consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 1997 and 1996 and the consolidated balance sheet data as of September 30, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included in this report.

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)           2000           1999       1998       1997       1996
------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                       $  82,234      $45,431    $30,970    $30,215    $28,388
Income (loss) from operations                 $  13,816(1)   $ 2,775    $(1,403)   $(2,264)   $   904
Net income (loss)                             $  14,753(1)   $ 2,273    $(1,207)   $(1,882)   $ 1,245
Basic earnings (loss) per share               $    1.35(1)   $  0.24    $ (0.14)   $ (0.22)   $  0.15
Diluted earnings (loss) per share             $    1.23(1)   $  0.23    $ (0.14)   $ (0.22)   $  0.14

BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments                                 $ 101,392      $ 8,026    $ 6,295    $ 5,401    $10,118
Working capital                               $ 122,633      $20,461    $16,993    $17,243    $19,219
Total assets                                  $ 142,257      $32,067    $25,191    $27,325    $27,730
Shareholders' equity                          $ 126,555      $23,046    $19,568    $20,568    $21,982

(1) Includes non-recurring acquisition charges of $860,000. Income from operations, net income, basic and diluted earnings per share would have been $14.7 million, $15.6 million, $1.43 and $1.31, respectively, excluding these charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and elsewhere in this Form 10-K. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

    The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of the Company appearing elsewhere in this report.

OVERVIEW

    We are a leading provider of yield management solutions to the FPD industry and offer yield management solutions for the PCB assembly and advanced semiconductor packaging industries. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process.

    In November 1999, we acquired CR Technology, Inc. This strategic acquisition complemented our core capabilities of data acquisition, image analysis and systems engineering and enables us to broaden our product line to offer yield management solutions to the PCB assembly and advanced semiconductor packaging markets. Prior to the acquisition, we derived revenue primarily from sales to Japan, Taiwan and Korea where FPD production is concentrated. However, with the acquisition of CR Technology, which derives the majority of its revenue in North America, we have diversified our geographic mix. Sales outside North America represented $64.7 million, $34.3 million and $22.1 million, or 79%, 76% and 72% of revenue, in fiscal 2000, 1999 and 1998, respectively.

    We continue to derive the majority of our revenue from a small number of customers in the FPD industry. Our top four customers, each of whom are customers of our FPD products, accounted for 62% of revenue in fiscal 2000. Revenue from the FPD industry is obtained through direct sales in Korea, a sales representative in Taiwan and a value-added reseller in Japan. Revenue from the PCB assembly and advanced semiconductor packaging industry is obtained primarily through sales representatives. Sales of our FPD products represented
$64.2 million, $31.6 million and $22.4 million, or 78%, 69% and 72% of revenue, in fiscal 2000, 1999 and 1998, respectively. Sales of our PCB assembly and advanced semiconductor packaging products represented $18.0 million, $13.9 million and $8.6 million, or 22%, 31% and 28% of revenue, in fiscal 2000, 1999 and 1998, respectively.

    In September 2000, the Company entered into an agreement with Image Processing Systems, Inc. ("IPS"), a Canadian company, whereby a Canadian subsidiary of the Company would acquire voting control of IPS in exchange for an amount not to exceed 1.3 million shares of the Company's common stock. This transaction, which is expected to close in the quarter ending December 31, 2000, is intended to be accounted for as a pooling of interests. The transaction is subject to the approval of shareholders of IPS as well as court and regulatory approvals.

RESULTS OF OPERATIONS

    FISCAL YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

    The following table sets forth, for the periods indicated, the percentage of revenue of certain items in the Consolidated Statement of Operations of the Company.

YEAR ENDED SEPTEMBER 30,                                        2000       1999       1998
--------------------------------------------------------------------------------------------
Revenue                                                        100.0%     100.0%     100.0%

Cost of revenue                                                 52.7       56.3       57.7
--------------------------------------------------------------------------------------------
Gross margin                                                    47.3       43.7       42.3

Operating expenses:
  Research and development                                      14.3       13.1       21.1
  Selling, general and administrative                           15.1       24.5       26.8
  Non-recurring acquisition charges                              1.1         --         --
  Asset recovery related to product line disposal                 --         --       (1.1)
--------------------------------------------------------------------------------------------
    Total operating expenses                                    30.5       37.6       46.8

Income (loss) from operations                                   16.8        6.1       (4.5)
Interest income and other, net                                   5.1        0.4        0.8
--------------------------------------------------------------------------------------------
Income (loss) before income taxes                               21.9        6.5       (3.7)

Provision for income taxes                                       4.0        1.5        0.2
--------------------------------------------------------------------------------------------
Net income (loss)                                               17.9%       5.0%      (3.9)%
--------------------------------------------------------------------------------------------

    REVENUE. Revenue increased 81% to $82.2 million in fiscal 2000 from $45.4 million in fiscal 1999. Revenue in fiscal 1999 increased 46% from $31.0 million in fiscal 1998. Sales of FPD products represented $64.2 million, $31.6 million and $22.4 million, or 78%, 69% and 72% of revenue, in fiscal 2000, 1999 and 1998, respectively. This increase in revenue during the last two fiscal years is primarily attributable to increased capital spending by FPD manufacturers as a result of improved economic conditions in Asia. Sales of our semiconductor inspection products represented $18.0 million, $13.9 million and $8.6 million, or 22%, 31% and 28% of revenue, in fiscal 2000, 1999 and 1998, respectively. This increase in revenue during the last two fiscal years is attributable to increased sales of X-ray and optical inspection systems.

    GROSS MARGIN. Gross margin as a percentage of revenue increased to 47% in fiscal 2000 from 44% in fiscal 1999 and 42% in fiscal 1998. The increase in gross margin is primarily attributable to increased capacity utilization resulting from higher production volume. Gross margin from FPD products increased to 48% in fiscal 2000 from 42% in fiscal 1999 and 1998. The increase in gross margin from FPD products in fiscal 1999 compared to fiscal 1998 was partially offset by shipments to Taiwan with lower than typical gross margins. Gross margin from semiconductor inspection products decreased to 44% in fiscal 2000 from 47% in fiscal 1999 and remained flat compared to 44% in fiscal 1998. The decrease in gross margin from semiconductor inspection products in fiscal 2000 compared to fiscal 1999 was primarily due to competitive pricing pressures on our X-ray inspection systems, and the increase in gross margin in fiscal 1999 compared to fiscal 1998 was primarily due to increased capacity utilization resulting from higher production volume.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $11.8 million, $5.9 million and $6.5 million, or 14%, 13% and 21% of revenue, in fiscal 2000, 1999 and 1998, respectively. The increase in research and development expenses in fiscal 2000 compared to fiscal 1999 was primarily attributable to our investment in personnel, consultants and prototype materials for the development of our ArrayChecker-2000 Array Test and XRV Combo Inspection Systems that were introduced in the last half of fiscal 2000. The decrease in research and development expenses in fiscal 1999 compared to fiscal 1998 was due to the completion of major product enhancements to our ArrayChecker Array Test System.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $12.4 million, $11.1 million and $8.3 million, or 15%, 25% and 27% of revenue, in fiscal 2000, 1999 and 1998, respectively. The increase in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 was attributable to the establishment of a Taiwan sales and customer support office, higher selling related expenses associated with increases in orders and revenue and our investment in additional personnel to support our expansion. The increase in selling, general and administrative expenses in fiscal 1999 compared to fiscal 1998 was primarily attributable to higher selling related expenses associated with increases in orders and revenue in addition to increases in business development expenses.

    NON-RECURRING ACQUISITION AND OTHER CHARGES. In November 1999, we acquired CR Technology, Inc. in exchange for approximately 1,835,000 shares of our common stock accounted for as a pooling of interests. We incurred $860,000 in professional fees consisting of legal, accounting and investment banking fees.

    In December 1997, we received $350,000 related to the discontinuation of our defect monitoring tool product in September 1996. We expensed the inventory and assets associated with this product in fiscal 1996.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net consists primarily of interest income and expense, foreign currency exchange gains and losses, and other miscellaneous income and expense. Interest income and other, net was $4.2 million, $171,000 and $269,000 in fiscal 2000, 1999 and 1998, respectively. The increase in interest income and other, net in fiscal 2000 compared to fiscal 1999 was primarily attributable to interest income earned on higher cash and investment balances as a result of the net proceeds from a public offering in February 2000. The decrease in interest income and other, net in fiscal 1999 compared to fiscal 1998 was the result of reduced interest income earned on lower cash and investment balances.

    PROVISION FOR INCOME TAXES. The effective tax rate for fiscal 2000 was 18% compared to an effective tax rate of 23% for fiscal 1999. The effective tax rate in both years is lower than the statutory rate due to the utilization of net operating losses and credit carryforwards. The effective tax rate for fiscal 2000 is lower than the effective tax rate for fiscal 1999 due to the proportionately larger utilization of loss and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our growth primarily by a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $122.6 million as of September 30, 2000 compared to $20.5 million as of September 30, 1999. A major component of working capital is $101.4 million of cash, cash equivalents and short-term investments as of September 30, 2000 compared to $8.0 million as of September 30, 1999.

    OPERATING ACTIVITIES. Cash provided by operating activities was $10.3 million, $1.4 million and $1.5 million in fiscal 2000, 1999 and 1998, respectively. The increase in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily due to increased net income and increases in accounts payable and other current liabilities offset by increases in accounts receivable and inventories. The decrease in cash provided by operating activities in fiscal 1999 compared to fiscal 1998 was primarily due to increases in accounts payable and other current liabilities and decreases in inventories offset by increases in accounts receivable.

    INVESTING ACTIVITIES. Cash used in investing activities was $93.9 million, $2.2 million and $675,000 in fiscal 2000, 1999 and 1998. The increase in cash used in investing activities in fiscal 2000 primarily represented the investment of funds received from our public offering in February 2000. Capital expenditures were $2.5 million, $908,000 and $790,000 in fiscal 2000, 1999 and 1998, respectively. The expenditures in fiscal 2000 were primarily for computers, equipment and leasehold improvements to support our expansion. The expenditures in fiscal 1999 and 1998 were related primarily to the purchase of computers and equipment.

    FINANCING ACTIVITIES. In February 2000, we completed a public offering of 2,000,000 shares of our common stock. We sold approximately 1,321,000 shares of our common stock, and approximately 679,000 shares were sold by a shareholder of the Company. Proceeds of approximately $68.0 million, net of issuance costs, were received by the Company from the offering. In March 2000, we received additional proceeds of approximately $15.6 million as a result of the underwriters exercising their over-allotment option.

    We have a borrowing capacity of $4.0 million available under a bank line of credit secured by substantially all of our assets that expires in March 2001. Our wholly-owned subsidiary, CR Technology, has an unsecured borrowing capacity of $1.5 million under a bank line of credit that expires in February 2001. Both credit facilities bear interest at the bank's prime rate. At September 30, 2000, no amounts were outstanding under the lines of credit, and we were in compliance with all bank covenants.

    We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow funds will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. We believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms. The sale of additional equity or convertible debt could result in dilution to our shareholders.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). In October 2000, the SEC released frequently asked question and answer ("FAQ's") related to SAB 101. SAB 101 and the FAQ's provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is currently studying SAB 101 and the FAQ's and has not determined its impact on the Company's financial position or results of operations. In the event that the implementation of SAB 101 requires the Company to report a change in accounting principles related to its revenue recognition policy, the Company would be required to report such change no later than the quarter ending September 30, 2001. In addition to other risks related to SAB 101, it is possible that SAB 101 will result in increased fluctuations in the Company's quarterly operating results and increase the likelihood that the Company may fail to meet the expectations of securities analysts for any period.

FACTORS AFFECTING OPERATING RESULTS

FLUCTUATIONS IN OPERATING RESULTS

    We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. A substantial percentage of our revenue is derived from the sale of a small number of FPD yield management systems ranging in price from $400,000 to $1.5 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors which may influence our operating results in a particular quarter include:

    - the timing of the receipt of orders from major customers;

    - product mix;

    - competitive pricing pressures;

    - continued or worsened financial markets or economic instability in Asia;

    - the relative proportions of domestic and international sales;

    - our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

    - the delay between expenses to further develop marketing and service capabilities;

    - the realization of benefits from those improved capabilities; and

    - the introduction of new products by our competitors.

CUSTOMER CONCENTRATION

    The FPD industry is extremely concentrated with a small number of manufacturers producing the majority of the world's FPDs. Sales of FPD products represented 78%, 69% and 72% of revenue, in fiscal 2000, 1999 and 1998, respectively. Samsung, LG Electronics, Unipac and Hyundai, each of whom are customers of our FPD products, accounted for 62% of revenue in fiscal 2000. IHI, Samsung, LG Electronics and Unipac, each of whom are customers of our FPD products, accounted for 55% of revenue in fiscal 1999. IHI, Samsung and LG Electronics, each of whom are customers of our FPD products, accounted for 65% of revenue in fiscal 1998. If one or more of our major customers ceased or significantly curtailed their purchases, our results of operations would be harmed.

FLAT PANEL DISPLAY INDUSTRY VOLATILITY

    Our business depends in large part on capital expenditures by FPD manufacturers, which in turn depend on the current and anticipated market demand for FPDs and products that use FPDs. The FPD industry is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. Most recently, the FPD industry experienced a downturn in 1998, which led many FPD manufacturers to delay or cancel capital expenditures. There can be no assurance that the FPD industry will not experience further downturns or slowdowns in the future, which may harm our business and operating results. In addition, the need to invest in the engineering, research and development and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during such downturns.

INTERNATIONAL OPERATIONS

    Sales to Japan, Taiwan and Korea accounted for 77% of revenue in fiscal 2000 and 70% of revenue in fiscal 1999 and 1998. We expect sales to these countries to continue to represent a significant percentage of revenue. A number of factors may adversely affect our international sales and operations, including:

    - imposition of governmental controls;

    - fluctuations in the U.S. dollar, which could increase the foreign sales prices of our products in local currencies;

    - export license requirements;

    - restrictions on the export of technology;

    - political instability;

    - trade restrictions;

    - changes in tariffs; and

    - difficulties in staffing and managing international operations.

    In 1998, many Asian countries experienced an economic recession that resulted in a decline in the purchasing power of our Asian customers. A future downturn in economic conditions in Asia could result in our customers failing to place new orders for our products. There can be no assurance that such factors will not adversely impact our operations in the future. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as U.S. laws.

KEY SUPPLIERS

    We obtain certain of the components for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for our FPD products from single source suppliers. We also currently obtain X-ray sources for our PCB assembly and advanced semiconductor packaging products from limited source suppliers. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for these components may not be available or may be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could at least temporarily harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could harm our results of operations.

JAPANESE MARKET AND COMPETITION

    We believe that competing Japanese companies in the FPD industry have a competitive advantage in Japan because of the preference of some Japanese customers for local equipment suppliers. Historically, foreign companies have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.

    Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our FPD products in Japan. We anticipate that this relationship will continue in the future. In fiscal 2000, 1999 and 1998, 7%, 18% and 33% of our revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of our FPD products in Japan, our business would be harmed.

    In addition, IHI's rights to continue as our exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of our products in Japan on an exclusive basis, even as to us. If so, we may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from us, IHI may manufacture competing array test systems based on our technology. If this occurs, our business could be harmed.

    We have granted IHI the non-exclusive right to manufacture and sell array test systems based on our technology, excluding technology incorporated into some critical components, in Korea, Taiwan and several other countries. Although IHI has never manufactured these products, nor sold these products in countries other than Japan, our business could be harmed if IHI manufactures and sells array test systems in competition with our own in these countries.

COMPETITION

    The FPD and PCB assembly and advanced semiconductor packaging industries are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment which may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

NEW PRODUCTS AND PROCESSES

    We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop and manufacture new products. For example, the size of FPD substrates and resolution of FPDs have changed frequently and may continue to change requiring us to redesign or reconfigure our FPD products. Similarly, as semiconductors, PCBs and semiconductor packaging technologies have become more complex, our wholly owned subsidiary, CR Technology, has been forced to continually redefine its product offerings. In addition, a substantial portion of our revenue is derived from sales of products based upon AMLCD technology. An industry shift away from AMLCD technology to existing or new competing technologies could reduce the demand for our products and harm our business.

    As a result, we expect to continue to make a significant investment in engineering, research and development. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could harm our competitive position and results of operations.

KEY EMPLOYEES

    Our future success depends in part on our ability to retain key personnel, particularly senior management and engineers. We also need to attract additional skilled personnel in all areas of our business to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Other than Richard Amtower, President of CR Technology, we generally do not have employment contracts with our key employees and do not maintain key person life insurance on any of our employees.

ACQUISITIONS

    We may pursue acquisitions of complementary product lines, technologies or businesses, such as the acquisition of CR Technology in November 1999. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could harm our profitability. In addition, current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurance as to the effect of future acquisitions on our business or operating results.

INTELLECTUAL PROPERTY AND INFRINGEMENT

    Our success depends in large part on our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held by us will be sufficiently broad to protect our technology. In addition, no assurance can be given that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Even if successful, litigation could be expensive and divert important management resources. If our intellectual property were not properly protected, our business could be harmed.

ENVIRONMENTAL REGULATIONS

    Some of our PCB assembly and advanced semiconductor packaging products are subject to regulation by the U.S. Food and Drug Administration, the California Department of Public Health and other agencies in each jurisdiction where these products are sold or used. Compliance with these regulations is time-consuming and expensive and may delay or even prevent sales in the U.S. or other jurisdictions. If we fail to comply with these regulations, we could face fines or penalties, and sales of our products could be prohibited. These fines, penalties and prohibitions could harm our business.

    We are also subject to federal, state and local regulations related to the use, storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used in our manufacturing process. Failure to comply with current or future regulations could result in substantial fines being imposed on us, suspension of production, alteration of our manufacturing processes or cessation of operations. New environmental regulations could also require us to purchase expensive equipment or incur other significant expenses to ensure compliance. Unanticipated environmental compliance costs could harm our business.

COMMON STOCK PRICE VOLATILITY

    The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

    - announcements of technological innovations or new products by us or by our competitors;

    - government regulations;

    - developments in patent or other property rights; and

    - developments in our relationships with our customers.

    In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic condition and specific conditions in the FPD and PCB assembly and advanced semiconductor packaging industries may adversely affect the market price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

    The current foreign exchange exposure in all international operations is deemed to be immaterial. We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations. Accordingly, we do not use derivative financial investments to hedge our current foreign exchange exposure.

MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not have derivative financial instruments in our portfolio. The following table presents principal amounts and related weighted average interest rates by year of maturity for the Company's short-term investment portfolio:

(IN THOUSANDS)                                                  2000     Fair Value
-----------------------------------------------------------------------------------
Short-term investments
  Fixed rate securities                                       $93,019     $93,003
  Average interest rate                                          6.60%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION                                                     PAGE
-----------                                                   --------
Independent Auditor's Report................................     21

Consolidated Balance Sheets at September 30, 2000 and
  September 30, 1999........................................     23

Consolidated Statements of Operations for the Years Ended
  September 30, 2000, 1999 and 1998.........................     24

Consolidated Statements of Shareholders' Equity for the
  Years Ended September 30, 2000, 1999 and 1998.............     25

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000, 1999 and 1998.........................     26

Notes to Consolidated Financial Statements..................     27

                         REPORT OF ERNST & YOUNG, LLP,
                              INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Photon Dynamics, Inc.

    We have audited the consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). The consolidated financial statements give retroactive effect to the merger of Photon
Dynamics, Inc. and CR Technology, Inc. on November 30, 1999, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements are the responsibility of the management of Photon Dynamics, Inc. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CR Technology, Inc. for the year ended December 31, 1998, which statements reflect total assets of $4.2 million included in the related consolidated financial statement totals as of September 30, 1998, and which reflect net income of $258,000 included in the related 1998 consolidated financial statement totals for the year ended September 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to 1998 data included for CR Technology, Inc., is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, after giving retroactive effect to the merger of CR Technology, Inc., as described in the notes to the consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG, LLP

San Jose, California
October 20, 2000

                 REPORT OF CACCIAMATTA ACCOUNTANCY CORPORATION,
                              INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of CR Technology, Inc.

    We have audited the consolidated balance sheets of CR Technology, Inc. and Subsidiary as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CR Technology, Inc. and Subsidiary as of December 31, 1998, and the results of their consolidated operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/ CACCIAMATTA ACCOUNTANCY
                                          CORPORATION

Irvine, California
May 7, 1999 (except for Note 11, as to which the date is August 25, 1999)

                             PHOTON DYNAMICS, INC.

                          CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                               2000       1999
---------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                   $  8,389   $  6,421
  Short-term investments                                        93,003      1,605
  Accounts receivable, net of allowance of $1,669 and $1,301 as of
    September 30, 2000 and 1999, respectively                   22,478     13,630
  Inventories                                                   13,090      7,112
  Other current assets                                           1,375        714
---------------------------------------------------------------------------------
    Total current assets                                       138,335     29,482

Property and equipment, net                                      2,568      1,817
Other assets                                                     1,354        768
---------------------------------------------------------------------------------
    Total assets                                              $142,257   $ 32,067
---------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  5,289   $  2,831
  Other current liabilities                                     10,267      5,535
  Deferred revenue                                                 146        655
---------------------------------------------------------------------------------
    Total current liabilities                                   15,702      9,021

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized, none issued and outstanding                         --         --
  Common stock, no par value, 20,000,000 shares authorized,
    11,819,741 and 9,648,571 shares issued and outstanding
    as of September 30, 2000 and 1999, respectively            134,728     45,972
  Accumulated deficit                                           (8,176)   (22,929)
  Accumulated other comprehensive income                             3          3
---------------------------------------------------------------------------------
    Total shareholders' equity                                 126,555     23,046
---------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                $142,257   $ 32,067
---------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2000          1999          1998
--------------------------------------------------------------------------------------------------
Revenue                                                       $82,234       $45,431       $30,970

Cost of revenue                                                43,336        25,573        17,879
--------------------------------------------------------------------------------------------------
Gross margin                                                   38,898        19,858        13,091

Operating expenses:
  Research and development                                     11,774         5,943         6,523
  Selling, general and administrative                          12,448        11,140         8,321
  Non-recurring acquisition charges                               860            --            --
  Asset recovery related to product line disposal                  --            --          (350)
--------------------------------------------------------------------------------------------------
    Total operating expenses                                   25,082        17,083        14,494

Income (loss) from operations                                  13,816         2,775        (1,403)
Interest income and other, net                                  4,175           171           269
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              17,991         2,946        (1,134)

Provision for income taxes                                      3,238           673            73
--------------------------------------------------------------------------------------------------
Net income (loss)                                             $14,753       $ 2,273       $(1,207)
--------------------------------------------------------------------------------------------------

Earnings (loss) per share:
Basic                                                         $  1.35       $  0.24       $ (0.14)
--------------------------------------------------------------------------------------------------
Diluted                                                       $  1.23       $  0.23       $ (0.14)
--------------------------------------------------------------------------------------------------

Weighted average number of shares:
Basic                                                          10,941         9,282         8,930
Diluted                                                        11,958         9,935         8,930

See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           Accumulated          Notes
                                       Common Stock                           Other          Receivable
                                    -------------------   Accumulated     Comprehensive         from
(IN THOUSANDS)                       Shares     Amount      Deficit       Income (Loss)     Shareholders     Totals
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1997        8,841    $ 44,625     $(23,928)         $ (14)            $(115)      $ 20,568

  Components of comprehensive
    loss:
    Net loss                             --          --       (1,207)            --                --         (1,207)
    Currency translation
      adjustments                        --          --           --           (183)               --           (183)
                                                                                                            --------
      Total comprehensive loss                                                                                (1,390)
                                                                                                            --------
  Net issuance of common stock          235         405           --             --                --            405
  Repurchase of common stock            (46)        (45)          --             --                --            (45)
  Repayment of notes receivable          --          --           --             --                30             30
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998        9,030      44,985      (25,135)          (197)              (85)        19,568

  Components of comprehensive
    income:
    Net income                           --          --        2,273             --                --          2,273
    Change in unrealized loss on
      investments                        --          --           --             (2)               --             (2)
    Currency translation
      adjustments                        --          --           --            202                --            202
                                                                                                            --------
      Total comprehensive income                                                                               2,473
                                                                                                            --------
  Net issuance of common stock          619         987           --             --                --            987
  Repayment of notes receivable          --          --           --             --                85             85
  Pooling adjustment with CR
    Technology, Inc.                     --          --          (67)            --                --            (67)
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999        9,649      45,972      (22,929)             3                --         23,046

  Components of comprehensive
    income:
    Net income                           --          --       14,753             --                --         14,753
    Change in unrealized gain on
      investments                        --          --           --             13                --            (13)
    Currency translation
      adjustments                        --          --           --            (13)               --             13
                                                                                                            --------
      Total comprehensive income         --                                                                   14,753
                                                                                                            --------
  Net issuance of common stock        2,171      85,535           --             --                --         85,535
  Stock compensation expense             --         481           --             --                --            481
  Tax benefit from stock option
    exercises                            --       2,740           --             --                --          2,740
--------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000       11,820    $134,728     $ (8,176)         $   3             $  --       $126,555
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                  2000        1999       1998
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                           $  14,753   $ 2,273    $(1,207)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                 1,249     1,093      1,378
    Loss on disposal of equipment                                    14        --         --
    Unrealized loss on short-term investments                        --        (2)        --
    Stock compensation expense                                      481        --         --
    Changes in assets and liabilities:
      Accounts receivable                                        (8,848)   (6,074)     3,910
      Inventories                                                (5,498)    1,399     (1,727)
      Other current assets                                         (661)     (422)       243
      Other assets                                                 (586)       69         14
      Accounts payable                                            2,458       555     (1,573)
      Other current liabilities                                   7,472     2,061        794
      Deferred revenue                                             (509)      423       (305)
---------------------------------------------------------------------------------------------
      Net cash provided by operating activities                  10,325     1,375      1,527
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                             (2,494)     (908)      (790)
  Purchase of short-term investments                           (261,930)   (1,500)       (25)
  Redemption of short-term investments                          170,519       177        140
---------------------------------------------------------------------------------------------
      Net cash used in investing activities                     (93,905)   (2,231)      (675)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of common stock, net                                  85,535       989        405
  Proceeds from notes receivable to shareholders                     --        85         30
  Stock repurchases                                                  --        --        (45)
  Payments under line of credit                                      --        --        (50)
---------------------------------------------------------------------------------------------
      Net cash provided by financing activities                  85,535     1,074        340
---------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents         13       202       (183)
Adjustment to conform to fiscal year of CR Technology, Inc.          --      (116)        --
---------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                         1,968       304      1,009
Cash and cash equivalents at beginning of period                  6,421     6,117      5,108
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $   8,389   $ 6,421    $ 6,117
---------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
Income taxes paid                                             $     525   $   201    $    84
Interest paid                                                 $      --   $    20    $    10

Supplemental non-cash financing activities disclosure:
Income tax benefit from employee stock plans................  $   2,740   $    --    $    --

See accompanying notes to consolidated financial statements.

                             PHOTON DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF THE OPERATIONS AND PRINCIPLES OF CONSOLIDATION. Photon Dynamics, Inc. ("Photon Dynamics" or the "Company") is a leading provider of yield management solutions to the flat panel display ("FPD") industry. The Company also offers yield management solutions to the printed circuit board ("PCB") assembly and advanced semiconductor packaging (collectively, "semiconductor inspection") industries. The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

    MANAGEMENT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by management include the calculation of allowance for doubtful accounts and warranty and installation provisions.

    CONCENTRATION OF CREDIT RISK. Financial instruments, which potentially subject the Company to credit risk, consist principally of short-term investments and accounts receivable.

    The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses to due institutional failure or bankruptcy.

    A majority of the Company's principle customers are located in Asia, primarily Japan, Taiwan and Korea. Therefore, the Company's sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally sells its products on net-30 day terms to its customers with a small portion held back until final acceptance and generally does not require collateral for its trade accounts receivable. The Company believes its credit evaluation and monitoring mitigates this credit risk.

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. Cash equivalents consist of highly liquid investments with insignificant interest rate risk and have original maturity dates of three months or less from the date of acquisition. Short-term investments include marketable securities with maturities less than one year from the date of acquisition. The Company has classified all securities as available-for-sale as of the balance sheet dates. Investments classified as available-for-sale are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of comprehensive income (loss) until realized.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The amounts reported as short-term investments reasonably estimate fair value. The fair value of the Company's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items.

    INVENTORIES. Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation of property and equipment is principally based on the straight-line method over the estimated useful lives of the assets which ranges from three to five years. The shorter of the life of the lease or the useful life is used for the amortization of equipment capitalized under lease obligations.

                             PHOTON DYNAMICS, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION. The Company generally recognizes revenue from product sales when the product is shipped. The Company demonstrates that the product meets its specifications and requires customer acceptance prior to shipment. The Company typically provides a limited warranty on its products for a period of one year. A provision for the estimated costs of fulfilling warranty and installation obligations is recorded at the time the related revenue is recognized. Service contract revenues are deferred and recognized ratably over the period of the related contract.

    ADVERTISING. Advertising costs are expensed as incurred. Advertising expense was $93,000, $122,000 and $81,000 for fiscal 2000, 1999 and 1998, respectively.

    INCOME TAXES. The Company accounts for income taxes in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES ("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse.

    FOREIGN CURRENCY. The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries' financial statements are recorded directly into a separate component of shareholders' equity. Currency transaction gains and losses have been included in the Company's results of operations.

    STOCK-BASED COMPENSATION PLANS. In accordance with the provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), the Company accounts for its stock option and employee stock purchase plans in accordance with the provisions of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company provides additional pro forma disclosures as required by FAS 123. (see Note 7)

    EARNINGS PER SHARE. The Company computes its earnings per share under the provisions of FASB Statement No. 128, EARNINGS PER SHARE. Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and of warrants. (see Note 10)

    SEGMENT INFORMATION. As of October 1998, the Company adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("FAS 131"). The new rules establish revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The adoption of FAS 131 did not have a material effect on the Company's consolidated results of operations or financial position. (see
Note 9)

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
("FAS 133"). FAS 133, as amended, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to adopt FAS 133 effective October 1, 2000. Because the

                             PHOTON DYNAMICS, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company currently does not hold any derivative instruments and does not engage in hedging activities, the Company does not currently believe that the adoption of FAS 133, as amended, will have a significant impact on its consolidated financial position or results of operations

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). In October 2000, the SEC released the frequently asked question and answer ("FAQ's") related to SAB 101. SAB 101 and the FAQ's summarize certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle no later than the quarter ending September 30, 2001. The change in the revenue recognition policy would result in a cumulative adjustment to reflect the deferral of revenue for shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance. Although the Company believes its revenue recognition policy is in accordance with generally accepted accounting principles, the Company is currently studying SAB 101 and the FAQ's and has not determined its impact on the Company's financial statements.

NOTE 2--BALANCE SHEET COMPONENTS

SEPTEMBER 30,
(IN THOUSANDS)                                                  2000       1999
---------------------------------------------------------------------------------
Inventories:
  Raw materials                                               $ 7,203    $ 3,769
  Work-in-process                                               5,789      2,686
  Finished goods                                                   98        657
---------------------------------------------------------------------------------
    Total                                                     $13,090    $ 7,112
---------------------------------------------------------------------------------

Property and equipment:
  Equipment                                                   $ 7,211    $ 5,853
  Office furniture and fixtures                                   583        417
  Leasehold improvements                                          932        545
---------------------------------------------------------------------------------
                                                                8,726      6,815
  Less: accumulated depreciation and amortization              (6,158)    (4,998)
---------------------------------------------------------------------------------
    Total                                                     $ 2,568    $ 1,817
---------------------------------------------------------------------------------

Other current liabilities:
  Warranty                                                    $ 3,420    $ 1,640
  Compensation                                                  2,910      1,518
  Commissions                                                   1,354        968
  Income taxes                                                    284        305
  Other accrued expenses                                        2,299      1,104
---------------------------------------------------------------------------------
    Total                                                     $10,267    $ 5,535
---------------------------------------------------------------------------------

                             PHOTON DYNAMICS, INC.

NOTE 3--NON-RECURRING ACQUISITION AND OTHER CHARGES

    ACQUISITIONS. In November 1999, the Company acquired CR Technology, Inc. ("CR Technology") in exchange for approximately 1,835,000 shares of its common stock with the acquisition accounted for as a pooling of interests. CR Technology shareholders received 1.203343 shares of Photon Dynamics' common stock for each share of CR Technology common stock. In addition, all outstanding CR Technology stock options under the 1983 and 1991 stock option plans ("CR Technology Plans") were converted at the common stock exchange ratio into options to purchase Photon Dynamics' common stock. The Company incurred $860,000 in professional fees consisting of legal, accounting and investment banking fees.

    The consolidated financial statements for the years ended September 30, 1999 and 1998 have been retroactively restated to include the financial position, results of operations and cash flows of CR Technology. Financial information for Photon Dynamics' fiscal years ended September 30, 1999 and 1998 have been combined with CR Technology's financial information for the twelve months ended September 30, 1999 and the fiscal year ended December 31, 1998, respectively. Therefore, CR Technology's results of operations for the three months ended December 31, 1998 have been included in both years. The unaudited results of operations of CR Technology are summarized as follows:

THREE MONTHS ENDED DECEMBER 31,
(IN THOUSANDS)                                                   1998
-------------------------------------------------------------------------
                                                              (Unaudited)
Revenue                                                         $2,423
Operating income                                                $    9
Net income                                                      $   67

    Certain consolidated financial results prior to the acquisition are summarized as follows:

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                  1999       1998
---------------------------------------------------------------------------------
Revenue:
  Photon Dynamics                                             $31,562    $22,420
  CR Technology                                                13,869      8,550
---------------------------------------------------------------------------------
    Consolidated revenue                                      $45,431    $30,970
---------------------------------------------------------------------------------

Net income (loss):
  Photon Dynamics                                             $ 1,170    $(1,465)
  CR Technology                                                 1,103        258
---------------------------------------------------------------------------------
    Consolidated net income (loss)                            $ 2,273    $(1,207)
---------------------------------------------------------------------------------

    OTHER CHARGES. In December 1997, the Company received $350,000 related to the discontinuation of its defect monitoring tool product in September 1996. The Company had expensed the inventory and assets associated with this product in fiscal 1996.

                             PHOTON DYNAMICS, INC.

NOTE 4--LINE OF CREDIT

    In March 2000, the Company entered into a $4.0 million bank line of credit, which expires March 25, 2001 and bears interest at the bank's prime rate (9.50% at September 30, 2000). The line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company is eligible to borrow against a portion of accounts receivable. The Company was in compliance with all covenants as of September 30, 2000. There were no amounts outstanding under this agreement as of September 30, 2000.

    The Company's wholly-owned subsidiary, CR Technology, has a $1.5 million revolving bank line of credit, which expires February 2001 and bears interest at the bank's prime rate (9.50% at September 30, 2000). The line of credit is secured by substantially all of CR Technology's assets and contains certain financial and other covenants. CR Technology is eligible to borrow on an unsecured basis. CR Technology was in compliance with all covenants as of September 30, 2000. There were no amounts outstanding under this agreement as of September 30, 2000.

NOTE 5--SHORT-TERM INVESTMENTS

    The amortized cost and estimated fair value of securities available-for-sale are as follows:

                                                 Gross        Gross        Gross      Estimated
                                               Amortized    Unrealized   Unrealized     Fair
(IN THOUSANDS)                                    Cost        Gains        Losses       Value
-----------------------------------------------------------------------------------------------
September 30, 2000
Government securities                           $ 7,520          --           --       $ 7,520
Auction rate preferred securities                58,830          --           --        58,830
Commercial paper and corporate debt
  securities                                     26,669          --          (16)       26,653
-----------------------------------------------------------------------------------------------
Included in short-term investments              $93,019        $ --         $(16)      $93,003
-----------------------------------------------------------------------------------------------

September 30, 1999
Government securities                           $    26          --           --       $    26
Auction rate preferred securities                 1,500          --           --         1,500
Commercial paper and corporate debt
  securities                                         79          --           --            79
-----------------------------------------------------------------------------------------------
Included in short-term investments              $ 1,605        $ --         $ --       $ 1,605
-----------------------------------------------------------------------------------------------

                             PHOTON DYNAMICS, INC.

NOTE 6--INCOME TAXES

    The provision for income taxes is comprised of the following:

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                  2000       1999       1998
--------------------------------------------------------------------------------------------
Current:
  Federal                                                      $3,199      $111       $  7
  State                                                             2       151        118
  Foreign                                                          37        71        108
--------------------------------------------------------------------------------------------
                                                                3,238       333        233

Deferred:
  Federal                                                          --       340       (160)
--------------------------------------------------------------------------------------------
    Provision for income taxes                                 $3,238      $673       $ 73
--------------------------------------------------------------------------------------------

    Actual current liabilities are lower than reflected above by $2.7 million for fiscal 2000 due to employee stock option-related tax benefits which were credited to shareholders' equity.

    The significant components of deferred income tax assets are as follows:

SEPTEMBER 30,
(IN THOUSANDS)                                                  2000       1999
---------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                              $ 1,066    $ 4,150
Research credit carryforwards                                   2,549      1,800
Inventory writedowns                                            1,591        980
Depreciation                                                      455        462
Capitalized research costs                                        432        419
Bad debt reserve                                                1,583        453
Expenses not currently deductible                               1,851      1,403
Other individually immaterial items                                 3          3
---------------------------------------------------------------------------------
                                                                9,530      9,670
Deferred tax assets valuation allowance                        (9,530)    (9,670)
---------------------------------------------------------------------------------
  Total net deferred tax assets                               $    --    $    --
---------------------------------------------------------------------------------

    The valuation allowance decreased by $140,000 and $542,000 in fiscal 2000 and 1999, respectively. As of September 30, 2000, $5.1 million of the valuation allowance is related to the benefits of stock option deductions which will be credited to shareholders' equity when realized.

    The net operating loss and credit carryforwards disclosed above will expire at various times beginning in 2007, if not utilized. Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more that 50% of the value of the Company's stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

                             PHOTON DYNAMICS, INC.

NOTE 6--INCOME TAXES (CONTINUED)
    The reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                  2000       1999       1998
--------------------------------------------------------------------------------------------
Expected provision (benefit) at federal statutory rate        $ 6,297     $1,002     $(385)
Alternative minimum taxes                                          --         66        28
State income taxes                                                  2        151       117
Losses (benefited)/not benefited                               (2,924)      (546)      313
Other                                                            (137)        --        --
--------------------------------------------------------------------------------------------
                                                              $ 3,238     $  673     $  73
--------------------------------------------------------------------------------------------

    Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE 7--SHAREHOLDERS' EQUITY AND EMPLOYEE BENEFITS

    COMMON STOCK. In February 2000, the Company completed a public offering of 2,000,000 shares of its common stock at a price of $55.00 per share. Approximately 1,321,000 shares were sold by the Company and approximately 679,000 shares were sold by a shareholder of the Company. Proceeds of approximately $68.0 million, net of issuance costs, were received from the offering. In March 2000, the Company received additional proceeds of approximately $15.6 million from the sale of an additional 300,000 shares of its common stock as a result of the underwriters exercising their over-allotment option.

    WARRANTS. In June 2000, all outstanding warrants expired. No warrants have been issued subsequent to June 2000.

    NOTES RECEIVABLE FROM SHAREHOLDERS. Notes bearing interest at 6.83% per annum were issued to certain employees exercising their stock options as well as advances to purchase shares on the open market. The notes are secured by the shares purchased. At September 30, 1999, all notes from shareholders had been collected.

    STOCK OPTION PLANS. Under the Company's 1987 and 1995 stock option plans and the CR Technology Plans (collectively, the "Option Plans"), the Board of Directors may, at its discretion, grant incentive or non-qualified stock options to employees, officers, directors and consultants at prices no less than 100% of the fair market value of shares at the date of grant. The plan also permits the grant of stock bonus awards to qualified individuals. Options generally become exercisable in 50 equal installments commencing 6 months from the date of grant and expire ten years after the options are granted.

    On November 27, 1998, employees of the Company, excluding members of the Board of Directors, holding options with exercise prices of $5.00 or higher were granted the opportunity to surrender those options and replace them with new options having an exercise price of $4.50, the closing market price of the Company's common stock on that date, and begin a new vesting schedule from the date of grant. A total of 431,833 options were surrendered in exchange for 353,464 new options.

                             PHOTON DYNAMICS, INC.

NOTE 7--SHAREHOLDERS' EQUITY AND EMPLOYEE BENEFITS (CONTINUED)
    In connection with the Company's acquisition of CR Technology in November 1999, 104,500 options granted under CR Technology's option plans were converted into 125,742 options to purchase shares of the Company's common stock at an average converted exercise price of $0.26. The options are exercisable in four equal annual installments commencing one year from the date of grant and expire ten years from the original date of grant.

    The activity under the option plans, combined, is as follows:

                                                                                     Weighted-
                                                           Available                  Average
                                                              For        Options     Exercise
                                                             Grant     Outstanding     Price
----------------------------------------------------------------------------------------------
Balances at September 30, 1997                              300,479     1,252,174     $ 4.28

Additional shares reserved                                  300,000            --         --
Options granted                                            (429,513)      429,513       3.76
Options canceled/expired                                    233,379      (276,200)      5.43
Options exercised                                                --      (131,639)      1.05
----------------------------------------------------------------------------------------------
Balances at September 30, 1998                              404,345     1,273,848       4.19

Additional shares reserved                                  230,000            --         --
Options granted                                            (772,680)      772,680       5.75
Options canceled/expired                                    530,999      (548,951)      6.59
Options exercised                                                --      (299,825)      2.13
----------------------------------------------------------------------------------------------
Balances at September 30, 1999                              392,664     1,197,752       4.62

Additional shares reserved                                  350,000            --         --
Options granted                                            (567,039)      567,039      38.65
Options canceled/expired                                     79,633       (78,833)     19.71
Options exercised                                                --      (448,622)      3.25
----------------------------------------------------------------------------------------------
Balances at September 30, 2000                              255,258     1,237,336     $19.73
----------------------------------------------------------------------------------------------

                             PHOTON DYNAMICS, INC.

NOTE 7--SHAREHOLDERS' EQUITY AND EMPLOYEE BENEFITS (CONTINUED)
    The following table summarizes information about stock options outstanding (including CR Technology on an equivalent basis) as of September 30, 2000:

                              Options Outstanding                                 Options Vested and Exercisable
  ----------------------------------------------------------------------------   --------------------------------
                                               Weighted-
                                                Average
                                Number         Remaining     Weighted-Average                   Weighted-Average
        Range of              of Shares         Contract         Exercise          Number           Exercise
        Exercise            Outstanding at        Life           Price at        Vested and         Price at
         Prices           September 30, 2000   (in years)   September 30, 2000   Exercisable   September 30, 2000
  ---------------------------------------------------------------------------------------------------------------

     $ 0.17 - $ 4.13             232,180           6.96           $ 3.08           110,448           $ 2.56
     $ 4.50 - $ 4.50             243,134           8.16           $ 4.50           206,804           $ 4.50
     $ 4.63 - $10.63             154,371           8.21           $ 7.13            59,421           $ 7.24
     $11.00 - $22.06             179,782           8.92           $18.44            44,511           $17.76
     $33.38 - $33.38             156,455           9.21           $33.38            27,760           $33.38
     $35.88 - $46.38              59,610           9.59           $42.81            12,171           $38.14
     $47.31 - $47.31             178,154           9.54           $47.31            19,849           $47.31
     $59.00 - $59.00              33,650           9.74           $59.00                --           $   --
  ---------------------------------------------------------------------------------------------------------------
     $ 0.17 - $59.00           1,237,336           8.49           $19.73           480,964           $ 9.90
  ---------------------------------------------------------------------------------------------------------------

    The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $22.62, $2.66 and $1.99, respectively. Options exercisable were 480,964, 530,883 and 625,551 as of September 30, 2000, 1999 and 1998,
respectively.

    EMPLOYEE PURCHASE PLAN. The Company's employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings, through accumulated payroll deductions, toward the semi-annual purchase of the Company's common stock. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the two-year offering period or the purchase date. Compensation expense of $481,000 was recorded in fiscal 2000 in connection with the plan. In fiscal 2000, 1999 and 1998, employees purchased 93,939, 120,445 and 102,343 shares, respectively. At September 30, 2000, 218,233 shares were reserved and available for issuance under the plan. The weighted-average fair value of shares issued in fiscal 2000, 1999 and 1998 is $3.57, $1.86 and $1.59, respectively.

    PRO FORMA NET INCOME AND EARNINGS PER SHARE. Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The fair value of each option grant is estimated on the date of

                             PHOTON DYNAMICS, INC.

NOTE 7--SHAREHOLDERS' EQUITY AND EMPLOYEE BENEFITS (CONTINUED) grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions:

                                                                2000          1999          1998
--------------------------------------------------------------------------------------------------
Stock option plan:
  Expected stock price volatility                               0.94          0.80          0.80
  Risk free interest rate                                       6.15%         4.73%         5.54%
  Expected life of options (years)                                 3             2             3

Stock purchase plan:
  Expected stock price volatility                               0.81          0.80          0.79
  Risk free interest rate                                       5.36%         5.31%         5.30%
  Expected life of options (years)                                 2             2           1.5

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock option and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options.

    For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended September 30, 2000, 1999 and 1998 is as follows:

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2000       1999       1998
--------------------------------------------------------------------------------------------
Pro forma net income (loss)                                   $10,348     $1,228    $(1,833)

Pro forma earnings (loss) per share:
  Basic                                                       $  0.95     $ 0.13    $ (0.21)
  Diluted                                                     $  0.87     $ 0.12    $ (0.21)

    The pro forma effect on net income and earnings per share for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

    OTHER EMPLOYEE BENEFITS PLANS. The Company has a retirement savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Beginning in fiscal 2000, the Company matched 50% on the first 7% up to $3,500 per year of an eligible employee's contribution. The total charge to operations under the 401(k) program was $245,000 in fiscal 2000.

                             PHOTON DYNAMICS, INC.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company leases its San Jose, California and Aliso Viejo, California facilities under non-cancelable operating leases that expire at various times through fiscal 2004, with renewal options at fair market value for an additional five-year period. The Company also leases equipment under operating leases.

    Total rent expense under all operating leases was $971,000, $910,000 and $895,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

    Future minimum lease commitments under operating leases at September 30, 2000 are $1,392,000, $779,000, $744,000, $356,000, and $5,000 in fiscal 2001 through 2005, respectively.

NOTE 9--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

    The Company operates in two reportable segments consisting of the design, manufacture and sale of yield management solutions to the FPD and semiconductor inspection industries. Management has determined operating segments based upon how each business unit is managed and operated. The Company sells its products for the FPD industry directly to customers in Korea, through a sales representative in Taiwan and through a value-added reseller in Japan. The Company sells its products for the semiconductor inspection industry primarily through sales representatives.

    The Company's operating segments consist of the following:

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                  2000       1999       1998
--------------------------------------------------------------------------------------------
Revenue to external customers:
  FPD products                                                $ 64,221   $31,562    $22,420
  Semiconductor inspection products                             18,013    13,869      8,550
--------------------------------------------------------------------------------------------
    Total                                                     $ 82,234   $45,431    $30,970
--------------------------------------------------------------------------------------------

Income (loss) from operations:
  FPD products                                                $ 11,994   $ 1,180    $(1,589)
  Semiconductor inspection products                              1,822     1,595        186
--------------------------------------------------------------------------------------------
    Total                                                     $ 13,816   $ 2,775    $(1,403)
--------------------------------------------------------------------------------------------

Identifiable assets:
  FPD products                                                $132,559   $25,288    $21,033
  Semiconductor inspection products                              9,698     6,779      4,158
--------------------------------------------------------------------------------------------
    Total                                                     $142,257   $32,067    $25,191
--------------------------------------------------------------------------------------------

    The Company's principal customers are primarily Asian-based FPD manufacturers and North American-based PCB assembly and advanced semiconductor packaging manufacturers. During fiscal 2000, sales to four unaffiliated customers, each of whom are customers of our FPD products, accounted for 24%, 14%, 12% and 12% of revenue, respectively. During fiscal 1999, sales to three unaffiliated and one affiliated customer, each of whom are customers of our FPD products, accounted for 18%, 16%, 10% and 11% of revenue, respectively. During fiscal 1998, sales to two unaffiliated and one affiliated customer, each of whom are customers of our FPD products, accounted for 33%, 12% and 20% of revenue, respectively.

                             PHOTON DYNAMICS, INC.

NOTE 9--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION (CONTINUED)
    There are no significant inter-segment sales or transfers. Substantially all of the Company's long-lived assets are located in the U.S. The following is a summary of operations by geographic area:

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                  2000       1999       1998
--------------------------------------------------------------------------------------------
Revenue:
  Asia                                                        $63,569    $33,313    $21,710
  North America                                                17,488     11,116      8,825
  Other                                                         1,177      1,002        435
--------------------------------------------------------------------------------------------
    Total                                                     $82,234    $45,431    $30,970
--------------------------------------------------------------------------------------------

    Sales outside North America accounted for 79%, 76% and 72% of revenue in fiscal 2000, 1999 and 1998, respectively.

NOTE 10--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2000       1999       1998
--------------------------------------------------------------------------------------------
Numerator:
  Net income (loss) for basic and diluted earnings per
    share:                                                    $14,753     $2,273    $(1,207)
Denominator:
  Weighted average shares for basic earnings per share         10,941      9,282      8,930
  Effect of dilutive securities:
    Employee stock options                                      1,010        592         --
    Warrants                                                        7         61         --
--------------------------------------------------------------------------------------------
  Weighted average shares for diluted earnings per share       11,958      9,935      8,930(1)
--------------------------------------------------------------------------------------------

Basic earnings (loss) per share                               $  1.35     $ 0.24    $ (0.14)
Diluted earnings (loss) per share                             $  1.23     $ 0.23    $ (0.14)

(1) The effect of dilutive securities of 468,000 shares from employee stock options and warrants was not included in the computation of diluted earnings per share as the effect is antidilutive.

NOTE 11--RELATED PARTY TRANSACTIONS

    During fiscal 1998, the Company sold $6.2 million of its systems to LG Electronics, Inc. ("LG"), and accounts receivable as of September 30, 1998 included $1.1 million of receivable from LG. During fiscal 1999, the Company sold $4.9 million of its systems to LG, and accounts receivable as of September 30, 1999 included $298,000 of receivable from LG. At September 30, 1998, LG owned approximately 8% of the Company's common stock and warrants to purchase 28,333 shares of the Company's common stock at an exercise price of $0.60 per share and also held a seat on the Board of Directors. At
September 30, 2000 and 1999, LG owned less than 1% of the Company's common stock and is no longer represented on the Board of Directors.

                             PHOTON DYNAMICS, INC.

NOTE 12--PENDING BUSINESS COMBINATION

    In September 2000, the Company entered into an agreement with Image Processing Systems, Inc. ("IPS"), a Canadian company, whereby a Canadian subsidiary of the Company would acquire voting control of IPS in exchange for an amount not to exceed 1.3 million shares of the Company's common stock. This transaction, which is expected to close in the quarter ending December 31, 2000, is intended to be accounted for as a pooling of interests. The transaction is subject to the approval of shareholders of IPS as well as court and regulatory approvals. As of September 30, 2000, $112,000 of expenses related to the business combination had been capitalized as prepaid expense and will be expensed in the period that the combination is consummated.

NOTE 13--QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

    The Company accounted for the acquisition of CR Technology as a pooling of interests for accounting purposes. All previously reported amounts have been restated to reflect the effect of the pooling.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     December 31    March 31    June 30    September 30
-----------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Fiscal 2000:
  Revenue                                      $16,871       $19,172    $22,086      $24,105
  Gross margin                                   7,588         9,060     10,516       11,734
  Income from operations                         1,836(1)      3,234      3,944        4,802
  Net income                                     1,522(1)      3,376      4,523        5,332
  Earnings per share:
    Basic                                      $  0.16(1)    $  0.31    $  0.39      $  0.45
    Diluted                                    $  0.14(1)    $  0.28    $  0.36      $  0.42
Fiscal 1999:
  Revenue                                      $ 6,504       $10,326    $13,700      $14,901
  Gross margin                                   2,255         4,469      6,201        6,933
  Income (loss) from operations                 (1,525)          336      1,737        2,227
  Net income (loss)                             (1,488)          279      1,478        2,004
  Earnings (loss) per share:
    Basic                                      $ (0.16)      $  0.03    $  0.16      $  0.21
    Diluted                                    $ (0.16)      $  0.03    $  0.15      $  0.19

(1) Includes non-recurring acquisition charges of $860,000. Income from operations, net income, basic and diluted earnings per share would have been $2.7 million, $2.4 million, $0.25 and $0.22, respectively, excluding these charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this report in that the registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A ("Proxy Statement") for its 2000 Annual Meeting of Shareholders to be held on December 14, 2000, and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of Photon Dynamics, Inc. Additional information required by this Item is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

NAME                                          AGE                           POSITION
----                                        --------   ---------------------------------------------------
Vincent F. Sollitto, Jr...................     52      President, Chief Executive Officer and Director

Richard L. Dissly.........................     56      Chief Financial Officer and Secretary

William K. Pratt..........................     63      Chief Technical Officer

Richard E. Amtower........................     57      Vice President of Photon Dynamics, Inc. and
                                                       President of CR Technology, Inc.

Bernard T. Clark..........................     56      Vice President, Manufacturing and Field Operations

Bruce P. Delmore..........................     39      Vice President, Marketing, Strategy and Business
                                                         Development

Jeffrey A. Hawthorne......................     42      Vice President, Development

Steve Song................................     45      Vice President, Sales

E. Floyd Kvamme...........................     62      Chairman of the Board and Director

Richard P. Beck...........................     67      Director

Barry L. Cox..............................     58      Director

Francois J. Henley (1)....................     41      Director

Michael J. Kim............................     55      Director

Malcolm J. Thompson.......................     55      Director

------------------------

(1) Mr. Henley has resigned from the Company's Board of Directors as of October 23, 2000.

    VINCENT F. SOLLITTO, JR. has been Chief Executive Officer since June 1996 and has been a Director of the Company since July 1996. From August 1993 until 1996, Mr. Sollitto was the General Manager of Business Unit Operations for Fujitsu Microelectronics, Inc. From April 1991 until August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Inc. Prior to joining Supercomputer Systems, Inc., he spent 21 years in various management positions at IBM. He currently serves on the boards of directors of Irvine Sensors Corporation, Applied Films Corporation and Ultratech
Stepper, Inc.

    RICHARD L. DISSLY has been Chief Financial Officer since November 1998. He was appointed Secretary of the Company in October 1999. He was Chief Financial Officer of Semaphore Communications from January 1997 until October 1998 and Chief Financial Officer of CrossCheck Technology from July 1992 until
December 1996.

    DR. WILLIAM K. PRATT has been Chief Technical Officer since October 1996. In 1993, Dr. Pratt founded Pixelsoft, Inc., an image processing software development company, and served in various management and technical positions until 1996. From 1988 through 1994, he was Director of Multimedia and Imaging Technology at Sun Microsystems, Inc. Dr. Pratt holds five patents and is the author of several books on image processing.

    RICHARD E. AMTOWER joined the Company as Vice President in November 1999. He has been President, Chief Executive Officer and Director of
CR Technology, Inc. since 1984.

    BERNARD T. CLARK has been Vice President of Manufacturing and Field Operations since May 2000. From 1995 until 2000, Mr. Clark was the Director of Process and Product Assurance for IBM Storage Systems Division.

    BRUCE P. DELMORE has been Vice President of Marketing, Strategy and Business Development since August 1999. He was President of Strategos Group, a strategy consulting firm, from 1997 until 1999. From 1994 until 1997, Mr. Delmore held several executive positions including Director of EDA and Strategic ASIC Development at Fujitsu Microelectronics.

    JEFFREY A. HAWTHORNE has been Vice President of Development since September 1994. Mr. Hawthorne joined the Company in 1991 and has held a series of other management positions.

    STEVE SONG has been Vice President of Sales since August 1998. Mr. Song joined the Company in April 1994 as the Korean Sales and Support Manager. He was promoted to Director of Korean Operations in August 1995 and established the Company's Korean subsidiary.

    E. FLOYD KVAMME has been Chairman of the Board and a Director of the Company since 1986. He is the general partner of Kleiner Perkins Caufield & Byers since 1984. Mr. Kvamme currently serves on the boards of directors of Harmonic, Inc., Brio Technology, National Semiconductor, Power Integrations, Inc. and several privately held companies.

    RICHARD P. BECK joined the Company as a Director in September 2000. He has served as Chief Financial Officer of Advanced Energy Industries, Inc. since 1992. Mr. Beck currently serves on the boards of directors of Advanced Energy Industries, Inc. and Applied Films Corporation.

    BARRY L. COX has been a Director of the Company since 1990. He joined Quantum Effect Devices in July 1998, which was acquired by PMC-Sierra in August 2000. He has served as a consultant for various companies from January 1996 until July 1998. From 1993 until 1995, he was President and Chief Executive Officer of Weitek Corporation as well as its President, Chief Operating Officer and Director from 1992 until 1993. Mr. Cox currently serves as Chairman of the Board of Quantum Effect Devices and serves on the boards of directors of several privately held companies.

    FRANCOIS J. HENLEY founded and has been a Director of the Company since 1986. From 1986 until July 1997, he held various management and technical positions that included President and Chief Technical Officer of the Company. Mr. Henley has served as Chief Executive Officer of Silicon Genesis Corporation since June 1997.

    MICHAEL J. KIM has served as a Director of the Company since 1991. He currently is Vice President of Business Development at FDS, Philips Components in San Jose, California since September 1999. From 1993 until February 1999, he was corporate Senior Vice President of LG Electronics, Inc. and has served as the head of the San Jose Technology Center of LG Electronics, Inc.

    DR. MALCOLM J. THOMPSON has served as a Director of the Company since 1992. He currently is President and Chief Executive Officer of Novalux, Inc. since 1998. From 1996 to 1998, he was President and Chief Executive Officer of dpiX, Inc. From 1981 until 1996, Dr. Thompson held various positions at Xerox PARC including Chief Technologist. He also has served as Chairman of the Board of the United States Display Consortium, an industry-government consortium of over 135 member companies.

    The information required by this Item concerning compliance with section 16(a) of the Exchange Act is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item will be incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item will be incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item will be incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1.  FINANCIAL STATEMENTS

    See Index to Financial Statements.

    2.  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule is filed as part of this Annual Report. All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    SCHEDULE II

                             PHOTON DYNAMICS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at                 Charged to                Balance at
YEAR ENDED SEPTEMBER 30,        Beginning of   Charged to     Other                     End of
(IN THOUSANDS)                     Period       Expense      Accounts    Deductions     Period
------------------------------------------------------------------------------------------------
Allowance for doubtful
  accounts:
2000                               $1,301           --         419           51         $1,669
1999                               $  864          346         100            9         $1,301
1998                               $  991         (230)        268          165         $  864

(B) EXHIBITS

       NUMBER                 EXHIBIT
---------------------         -------
       3.1(A)                 Form of Amended and Restated Articles of Incorporation of
                                the Registrant.
       3.2(C)                 Bylaws of the Registrant and amendments thereto.
       4.1(A)                 Reference is made to Exhibits 3.1 and 3.2.
      10.1(A)                 First Amended and Restated Investor Rights Agreement between
                                Registrant and the shareholders set forth therein dated
                                May 11, 1994.
      l0.2(A)                 Fourth Amended Shareholders Agreement for Photon
                                Dynamics, Inc. between the Registrant and the shareholders set forth therein dated May 11, 1994.
      10.3(A)                 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
      10.4(A)                 1987 Stock Option Plan and Form of Stock Option Agreement.
      10.5(A)                 1995 Stock Option Plan and Forms of Stock Option Agreements.
      10.6(A)                 1995 Employee Stock Purchase Plan.
      10.7(B)                 Lease agreement between Berg & Berg Developers and
                                Registrant dated August 6, 1996.
      10.8(A)                 Sales Agent Agreement between the Registrant, K.K. Photon
                                Dynamics and Ishikawajima-Harima Heavy Industries Co.,
                                Ltd. dated June 1, 1992, the amendment thereto dated
                                November 17, 1993 and the modification agreement related
                                thereto dated January 1, 1995.
      10.9(A)                 License Agreement between the Registrant and
                                Ishikawajima-Harima Heavy Industries Co., Ltd. dated
                                June 1, 1992 and the addendum thereto dated November 11,
                                1993.
      10.10(A)                Commercialization Agreement between the Registrant and
                                Ishikawajima-Harima Heavy Industries Co., Ltd. dated
                                June 1, 1992 and the amendment thereto dated November 17,
                                1993.
      10.13(A)                Form of Amendment to First Amended and Restated Investor
                                Rights Agreement.
      10.14(B)                Agreement Regarding Change of Control between the Registrant and Vincent Sollitto dated July 1, 1996.
      10.15(D)                Agreement Regarding Change of Control between the Registrant and Richard Dissly dated November 1, 1998.
      10.16(D)                Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthrone dated October 15, 1995.
      10.17                   Office Building Lease between Integrated Chip Corporation
                                and Photon Dynamics, Inc. dated September 6, 2000.
      21.1                    Subsidiaries of the Registrant.
      23.1                    Consent of Ernst & Young LLP, Independent Auditors.
      23.2                    Consent of Cacciamatta Accountancy Corporation, Independent
                                Auditors.
      27.1                    Financial Data Schedule.

Key to Exhibits:

(A) Previously filed on Registrants' Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission ("SEC") on November 15, 1995.

(B) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 30, 1996.

(C) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 18, 1998.

(D) Previously filed on Registrant's Form 10-KSB as filed with the SEC on October 27, 1999.

(C) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PHOTON DYNAMICS, INC.

                                                       By:        /s/ VINCENT F. SOLLITTO, JR.
                                                            -----------------------------------------
                                                                    Vincent F. Sollitto, Jr.
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

                                                       Dated: November 7, 2000

    KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Vincent F. Sollitto, Jr. and Richard L. Dissly, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
            /s/ VINCENT F. SOLLITTO, JR.                 Officer and Director
     -------------------------------------------         (Principle Executive        November 7, 2000
              Vincent F. Sollitto, Jr.                   Officer)

                                                       Chief Financial Officer and
                /s/ RICHARD L. DISSLY                    Secretary (Principle
     -------------------------------------------         Financial and Accounting    November 7, 2000
                  Richard L. Dissly                      Officer)

                 /s/ E. FLOYD KVAMME
     -------------------------------------------       Chairman of the Board and     November 7, 2000
                   E. Floyd Kvamme                       Director

                 /s/ RICHARD P. BECK
     -------------------------------------------       Director                      November 7, 2000
                   Richard P. Beck

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                  /s/ BARRY L. COX
     -------------------------------------------       Director                      November 7, 2000
                    Barry L. Cox

                 /s/ MICHAEL J. KIM
     -------------------------------------------       Director                      November 7, 2000
                   Michael J. Kim

               /s/ MALCOLM J. THOMPSON
     -------------------------------------------       Director                      November 7, 2000
                 Malcolm J. Thompson

                                 EXHIBIT INDEX

       NUMBER                 EXHIBIT
---------------------         -------
       3.1(A)                 Form of Amended and Restated Articles of Incorporation of
                                the Registrant.
       3.2(C)                 Bylaws of the Registrant and amendments thereto.
       4.1(A)                 Reference is made to Exhibits 3.1 and 3.2.
      10.1(A)                 First Amended and Restated Investor Rights Agreement between
                                Registrant and the shareholders set forth therein dated
                                May 11, 1994.
      l0.2(A)                 Fourth Amended Shareholders Agreement for Photon
                                Dynamics, Inc. between the Registrant and the shareholders set forth therein dated May 11, 1994.
      10.3(A)                 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
      10.4(A)                 1987 Stock Option Plan and Form of Stock Option Agreement.
      10.5(A)                 1995 Stock Option Plan and Forms of Stock Option Agreements.
      10.6(A)                 1995 Employee Stock Purchase Plan.
      10.7(B)                 Lease agreement between Berg & Berg Developers and
                                Registrant dated August 6, 1996.
      10.8(A)                 Sales Agent Agreement between the Registrant, K.K. Photon
                                Dynamics and Ishikawajima-Harima Heavy Industries Co.,
                                Ltd. dated June 1, 1992, the amendment thereto dated
                                November 17, 1993 and the modification agreement related
                                thereto dated January 1, 1995.
      10.9(A)                 License Agreement between the Registrant and
                                Ishikawajima-Harima Heavy Industries Co., Ltd. dated
                                June 1, 1992 and the addendum thereto dated November 11,
                                1993.
      10.10(A)                Commercialization Agreement between the Registrant and
                                Ishikawajima-Harima Heavy Industries Co., Ltd. dated
                                June 1, 1992 and the amendment thereto dated November 17,
                                1993.
      10.13(A)                Form of Amendment to First Amended and Restated Investor
                                Rights Agreement.
      10.14(B)                Agreement Regarding Change of Control between the Registrant and Vincent Sollitto dated July 1, 1996.
      10.15(D)                Agreement Regarding Change of Control between the Registrant and Richard Dissly dated November 1, 1998.
      10.16(D)                Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthrone dated October 15, 1995.
      10.17                   Office Building Lease between Integrated Chip Corporation
                                and Photon Dynamics, Inc. dated September 6, 2000.
      21.1                    Subsidiaries of the Registrant.
      23.1                    Consent of Ernst & Young LLP, Independent Auditors.
      23.2                    Consent of Cacciamatta Accountancy Corporation, Independent
                                Auditors.
      27.1                    Financial Data Schedule.

Key to Exhibits:

(A) Previously filed on Registrants' Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission ("SEC") on November 15, 1995.

(B) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 30, 1996.

(C) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 18, 1998.

(D) Previously filed on Registrant's Form 10-KSB as filed with the SEC on October 27, 1999.