Form 10-Q
period 2000-12-31
PHOTON DYNAMICS INC
filed 2001-02-13
CIK 1002663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

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

                             6325 SAN IGNACIO AVENUE
                           SAN JOSE, CALIFORNIA 95119

          (Address of principal executive offices, including zip code)

                                 (408) 226-9900

              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO____

     As of January 31, 2001, there were 12,508,152 shares outstanding of the Registrant's Common Stock, no par value.

                                      INDEX


PART I          FINANCIAL INFORMATION                                                                 PAGE
Item   1.       Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30,
                  2000...............................................................................    3
                  Condensed Consolidated Statements of Operations for the Three-Month Periods
                  Ended December 31, 2000 and 1999...................................................    4
                  Condensed Consolidated Statements of Cash Flows for the Three-Month Periods
                  Ended December 31, 2000 and 1999...................................................    5
                  Notes to Condensed Consolidated Financial Statements...............................    6

Item   2.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................   10

Item   3.       Quantitative and Qualitative Disclosures About Market Risk...........................   17

PART II         OTHER INFORMATION

Item   1.       Legal Proceedings....................................................................   17
Item   2.       Changes in Securities................................................................   17
Item   3.       Defaults Upon Senior Securities......................................................   17
Item   4.       Submission of Matters to a Vote of Security Holders..................................   18
Item   5.       Other Information....................................................................   18
Item   6.       Exhibits and Reports on Form 8-K.....................................................   19

Signatures...........................................................................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PHOTON DYNAMICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                         December 31,  September 30,
(IN THOUSANDS)                                              2000           2000
------------------------------------------------------------------------------------
                                                                        (Restated)
ASSETS

Current assets:
   Cash and cash equivalents                             $  14,597     $   9,723
   Short-term investments                                   90,358        93,003
   Accounts receivable, net                                 28,543        24,828
   Inventories                                              14,819        16,523
   Other current assets                                      1,775         2,510
------------------------------------------------------------------------------------
     Total current assets                                  150,092       146,587

Property and equipment, net                                  6,113         4,111
Other assets                                                 1,936         2,056
------------------------------------------------------------------------------------
     Total assets                                        $ 158,141     $ 152,754
====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $   6,937     $   6,622
   Other current liabilities                                15,107        12,039
   Deferred revenue and customer deposits                      854         1,884
------------------------------------------------------------------------------------
     Total current liabilities                              22,898        20,545

Other liabilities                                              409           409
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value                                --            --
   Common stock, no par value                              159,981       159,723
   Accumulated deficit                                     (25,090)      (27,926)
   Accumulated other comprehensive income                      (57)            3
------------------------------------------------------------------------------------
     Total shareholders' equity                            134,834       131,800
------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity          $ 158,141     $ 152,754
====================================================================================

See accompanying notes to condensed consolidated financial statements.

                              PHOTON DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three months ended
                                              December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)       2000       1999
----------------------------------------------------------------
                                                    (Restated)
Revenue                                   $29,282    $19,483

Cost of revenue                            15,790     10,160
----------------------------------------------------------------
Gross margin                               13,492      9,323

Operating expenses:
   Research and development                 4,499      2,742
   Selling, general and administrative      4,994      3,718
   Non-recurring acquisition charges        2,325        860
----------------------------------------------------------------
     Total operating expenses              11,818      7,320

Income from operations                      1,674      2,003
Interest income and other, net              1,680          1
----------------------------------------------------------------
Income before income taxes                  3,354      2,004

Provision for income taxes                    518        390
----------------------------------------------------------------
Net income                                $ 2,836    $ 1,614
================================================================
Earnings per share:
Basic                                     $  0.22    $  0.15
================================================================
Diluted                                   $  0.21    $  0.14
================================================================

Weighted average number of shares:
Basic                                      12,965     10,548
Diluted                                    13,614     11,657


See accompanying notes to condensed consolidated financial statements.

                              PHOTON DYNAMICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Three months ended
                                                                                  December 31,
(IN THOUSANDS)                                                                 2000         1999
-----------------------------------------------------------------------------------------------------
                                                                                         (Restated)
Cash flows from operating activities:
   Net income                                                               $  2,836     $  1,614
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               470          354
     Stock compensation expense                                                   48           49
     Changes in assets and liabilities:
       Accounts receivable, net                                               (3,715)        (597)
       Inventories                                                             1,704         (196)
       Other current assets                                                      735         (215)
       Other assets                                                              120           25
       Accounts payable                                                          315          467
       Other current liabilities                                               3,068          906
       Deferred revenue and customer deposits                                 (1,030)          69
       Other liabilities                                                          --           (2)
-----------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                               4,551        2,474
-----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                         (2,472)        (351)
   Purchase of short-term investments                                         (8,570)      (4,997)
   Redemption of short-term investments                                       11,235           --
-----------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                       193       (5,348)
-----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock, net                                                 210        3,120
   Proceeds from Canadian government grants                                       --          100
   Payments under bank loan                                                       --         (214)
-----------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                 210        3,006
-----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                     (80)         172
-----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                      4,874          304
Cash and cash equivalents at beginning of period                               9,723        6,560

-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 14,597     $  6,864
=====================================================================================================

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1-- BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Photon Dynamics, Inc. ("Photon Dynamics" or "the Company") include all adjustments (consisting of normal recurring accruals) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the three-month period ended December 31, 2000 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

     On December 22, 2000, the Company acquired Image Processing Systems Inc. ("Image Processing Systems" or "IPS"). This transaction was accounted for as a pooling of interests. The consolidated financial statements for the quarters ended December 31, 2000 and 1999 have been restated to include the financial position, results of operations and cash flows of IPS. Financial information for Photon Dynamics, Inc.'s fiscal years ended September 30, 2000 and 1999 have been combined with IPS's financial information for the twelve months ended September 30, 2000 and the fiscal year ended March 31, 2000, respectively. Therefore, IPS's results of operations for the six months ended March 31, 2000 have been included in both years. The results of operations for those six months are summarized as follows:


SIX MONTHS ENDED MARCH 31,
(IN THOUSANDS OF U.S. DOLLARS)                                2000
----------------------------------------------------------------------------
                                                          (Unaudited)
Revenue                                                     $7,050
Operating income                                            $   14
Net income                                                  $  (15)

NOTE 2 - INVENTORIES

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:


                                             December 31,     September 30,
(IN THOUSANDS)                                   2000              2000
----------------------------------------------------------------------------
Inventories:
   Raw materials                              $ 8,789          $ 9,025
   Work-in-process                              5,132            7,311
   Finished goods                                 898              187
----------------------------------------------------------------------------
     Total                                    $14,819          $16,523
============================================================================

NOTE 3 - OTHER CURRENT LIABILITIES

     The components of other current liabilities were as follows:


                                                      December 31, September 30,
(IN THOUSANDS)                                            2000        2000
------------------------------------------------------------------------------
Other current liabilities:
   Warranty                                             $ 3,751    $ 3,609
   Compensation                                           2,889      3,540
   Commissions                                            1,577      1,463
   Acquisition charges                                    1,615        528
   Income taxes                                             755        284
   Other accrued expenses                                 4,520      2,615
------------------------------------------------------------------------------
     Total                                              $15,107    $12,039
==============================================================================

NOTE 4 - COMPREHENSIVE INCOME

     The components of comprehensive income were as follows:


                                                       Three months ended
                                                          December 31,
(IN THOUSANDS)                                        2000             1999
------------------------------------------------------------------------------
Net income                                              $ 2,836     $ 1,614
Other comprehensive income (loss):
   Change in unrealized gain on investments                  20           3
   Currency translation adjustments                         (80)        172
------------------------------------------------------------------------------
     Other comprehensive income (loss)                      (60)        175
------------------------------------------------------------------------------
       Total comprehensive income                       $ 2,776     $ 1,789
==============================================================================

NOTE 5 - OPERATIONS BY INDUSTRY SEGMENT

     During the first quarter of fiscal 2001, the Company changed the structure of its internal organization following the IPS merger that became effective on the close of business December 22, 2000.

     The Company conducts business in three operating segments: flat panel display ("FPD") products, printed circuit board ("PCB") assembly and advanced semiconductor packaging inspection products (collectively, "semiconductor inspection products") and cathode ray tube ("CRT") display and glass inspection products. The Company's FPD products include test, repair and inspection equipment. The Company's FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company's FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes. The Company's semiconductor inspection products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects thereby increasing yields and quality and reducing costs. The Company's CRT display and glass inspection products allow CRT and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions thereby increasing yields and quality and reducing costs.

     Prior to the acquisition of Image Processing Systems in December 2000, the Company operated in the FPD and semiconductor inspection segments. The Company's management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant intersegment sales or transfers, and the majority of the Company's long-lived assets are located in the U.S.

The Company's principal customers are primarily Asian-based FPD and CRT manufacturers and North American-based PCB assembly and advanced semiconductor packaging manufacturers.

     The Company's operating segments consisted of the following:


                                                         Three months ended
                                                            December 31,
(IN THOUSANDS)                                         2000              1999
--------------------------------------------------------------------------------------
Net sales to external customers:
  FPD products                                      $ 16,954          $ 12,818
  Semiconductor inspection products                    6,130             4,053
  CRT display and glass inspection products            6,198             2,612
--------------------------------------------------------------------------------------
  Consolidated net sales to external customers      $ 29,282          $ 19,483
======================================================================================

Operating income (loss):
  FPD products(1)                                   $  2,979          $  2,043
  Semiconductor inspection products(1)                   700               653
  CRT display and glass inspection products(1)           320               167
  Non-recurring acquisition charges                   (2,325)             (860)
--------------------------------------------------------------------------------------
  Consolidated operating income                     $  1,674          $  2,003
======================================================================================

(1)  Excludes non-recurring acquisition charges.

NOTE 6 - EARNINGS PER SHARE

     Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and of warrants.


                                                                 Three months ended
                                                                    December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            2000         1999
-------------------------------------------------------------------------------------
Numerator:
   Net income for basic and diluted earnings per share:        $ 2,836      $ 1,614
Denominator:
   Weighted average shares for basic earnings per share         12,965       10,548
   Effect of dilutive securities:
     Employee stock options                                        641        1,069
     Warrants                                                        8           40
-------------------------------------------------------------------------------------
   Weighted average shares for diluted earnings per share       13,614       11,657
=====================================================================================

Basic earnings per share                                         $0.22       $ 0.15
Diluted earnings per share                                       $0.21       $ 0.14

NOTE 7 - NON-RECURRING ACQUISITION CHARGES

     On December 22, 2000, the Company acquired IPS in exchange for approximately 1,295,000 shares of the Company's common stock with the acquisition accounted for as a pooling of interests. IPS shareholders received
0.0447 exchangeable shares of IPS that can be exchanged into Photon Dynamics' common stock on a one-for-one basis at any time within 5 years. In addition, all outstanding IPS stock options and warrants were converted at the common stock exchange ratio into options and warrants to purchase Photon Dynamics' common stock. The Company incurred $2.3 million in acquisition related charges primarily of legal, accounting and integration fees.

     In November 1999, the Company acquired CR Technology, Inc. ("CR Technology") in exchange for approximately 1,835,000 shares of its common stock with the acquisition accounted for as a pooling of interests. The Company incurred $860,000 in acquisition related charges primarily of legal, accounting and investment banking fees.

     The following presents certain statement of operations data of the Company, IPS and CR Technology for the periods prior to the acquisition:


YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                             2000           1999            1998
---------------------------------------------------------------------------------
Revenue:
   Photon Dynamics                       $ 64,221       $ 31,562      $ 22,420
   Image Processing Systems                12,523         16,580        10,052
   CR Technology                           18,013         13,869         8,550
---------------------------------------------------------------------------------
     Consolidated revenue                $ 94,757       $ 62,011      $ 41,022
=================================================================================

Net income (loss):
   Photon Dynamics                       $ 12,909       $  1,170      $ (1,465)
   Image Processing Systems                (1,218)           845        (3,450)
   CR Technology                            1,844          1,103           258
---------------------------------------------------------------------------------
     Consolidated net income (loss)      $ 13,535       $  3,118      $ (4,657)
=================================================================================

NOTE 8 - INCOME TAXES

     The provision for income taxes was $518,000 and $390,000 for the three-month periods ended December 31, 2000 and 1999, respectively. The effective tax rate was 9% before non-recurring acquisition expenses for the three-month period ended December 31, 2000 and was lower than the statutory U.S. tax rate of 35% due to realization of net operating loss carryforwards. The effective tax rate was 14% before non-recurring acquisition expenses for the three-month period ended December 31, 1999 and reflected a different relative benefit of net operating loss carryforwards.

NOTE 9 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On October 1, 2000, the Company adopted FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). FAS 133, as amended, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company currently does not hold any derivative instruments and does not engage in hedging activities. Therefore, the adoption of FAS 133, as amended, has not had a significant impact on its consolidated financial position or results of operations.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101B, SECOND AMENDMENT: REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101B"). SAB 101B amends Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending September 30, 2001. Accordingly, any revenues reported prior to October 1, 2000 and revenue reported for the first three quarters of fiscal 2001 that do not meet SAB 101's guidance will be deferred and recorded as revenue in whatever future periods SAB 101 guidance is met. Changes in the Company's revenue recognition policy resulting from the interpretation and implementation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle with a cumulative catch up adjustment as of October 1, 2000 in the fiscal year ending September 30, 2001, with the appropriate restatement of interim periods as required by FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. The Company's reported results of operations for the 12 months ending September 30, 2001 will include a cumulative adjustment for all prior annual and interim periods as if SAB 101 had been adopted on October 1, 2000. While the Company believes that the adoption of SAB 101 will have an impact on its reported results of operations, it believes that SAB 101 will not affect the underlying strength or weakness of its business operations as measured by the dollar value of its product shipments and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in the Company's reports and other filings with the Securities and Exchange Commission. Among the factors that could cause actual results to differ materially are those discussed under "Factors Affecting Operating Results" and elsewhere in this Form 10-Q.

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto and with the Company's audited financial statements and notes thereto for the year ended September 30, 2000.

RESULTS OF OPERATIONS

     We are a leading provider of yield management solutions to the FPD industry and offer yield management solutions for the PCB assembly, advanced semiconductor packaging, CRT display and glass inspection industries. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process.

     In December 2000, we acquired Image Processing Systems. This acquisition will expand our product offering in the display industry and allow us to leverage IPS's technology and skills in new FPD applications and other industrial markets.

     REVENUE. Revenue was $29.3 million for the three-month period ended December 31, 2000 compared to $19.5 million for the same period in the prior fiscal year, representing an increase of 50%. Sales of FPD products represented $17.0 million and $12.8 million, or 58% and 66% of revenue, for the three-month periods ended December 31, 2000 and 1999, respectively. Sales of semiconductor inspection products represented $6.1 million and $4.1 million, or 21% of revenue, for the three-month periods ended December 31, 2000 and 1999, respectively. Sales of CRT display and glass inspection products represented $6.2 million and $2.6 million, or 21% and 13% of revenue, for the three-month periods ended December 31, 2000 and 1999, respectively. The increase in revenue across all market segments is primarily attributable to increased capital spending by FPD, CRT and PCB assembly and advanced semiconductor packaging manufacturers.

     GROSS MARGIN. Gross margins were 46% of revenue for the three-month period ended December 31, 2000 compared to 48% of revenue for the same period in the prior fiscal year. Gross margins from FPD products increased to 50% for the three-month period ended December 31, 2000 from 44% for the same period in the prior fiscal year. This increase in gross margins was attributable to increased capacity utilization resulting from higher production volume. Gross margins from semiconductor inspection products decreased to 45% for the three-month period ended December 31, 2000 from 47% for the same period in the prior fiscal year. This decrease in gross margins was primarily due to increased service operations costs associated with the increase in revenue. Gross margins from CRT display and glass inspection products decreased to 38% for the three-month period ended December 31, 2000 from 66% for the same period in the prior fiscal year. This decrease in gross margins was attributable to the shipment of an OEM conveyor system having a lower gross margin than typical product shipments. Overall gross margins will fluctuate on a quarterly basis due to production volume, product mix and other factors.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $4.5 million for the three-month period ended December 31, 2000 compared to $2.7 million for the same period in the prior fiscal year. As a percentage of revenue, research and development expenses were 15% for the three-month period ended December 31, 2000 compared to 14% for the same period in the prior fiscal year. The increase in research and development expenses was attributable to investment in personnel and prototype materials for development of new products and enhancements to existing products. We believe we must continually invest in research and development to remain competitive and expect research and development expenses to continue to increase as a percentage of revenue during fiscal 2001.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $5.0 million for the three-month period ended December 31, 2000 compared to $3.7 million for the same period in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 17% for the three-month period ended December 31, 2000 compared to 19% for the same period in the prior fiscal year. The increase in selling, general and administrative expenses was attributable to higher commissions associated with increases in revenue, to increased selling and marketing expenses related to our participation in a trade show and sales conference, and to investment in additional personnel to support our expansion.

     NON-RECURRING ACQUISITION CHARGES. In December 2000, we acquired Image Processing Systems Inc. in exchange for approximately 1,295,000 shares of common stock. We accounted for the transaction as a pooling of interests and incurred $2.3 million in acquisition related charges consisting of legal, accounting and integration fees.

     In November 1999, we acquired CR Technology, Inc. in exchange for approximately 1,835,000 shares of common stock. We accounted for the transaction as a pooling of interests and incurred $860,000 in acquisition related charges consisting of legal, accounting and investment banking fees.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1.7 million for the three-month period ended December 31, 2000 compared to $1,000 for the same period in the prior fiscal year. The increase was primarily attributable to interest income on higher average cash and investment balances as a result of the net proceeds from a public offering in February 2000 and cash flows from operations since that date.

     PROVISION FOR INCOME TAXES. The effective tax rate for the three-month period ended December 31, 2000 was 15% compared to an effective tax rate of 19% for the same period in the prior fiscal year. The effective tax rate in both periods is lower than the statutory rate due to the utilization of net operating losses and credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our growth primarily through a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $127.2 million as of December 31, 2000 compared to $126.0 million as of September 30, 2000. A major component of working capital is $105.0 million of cash, cash equivalents and short-term investments as of December 31, 2000 compared to $102.7 million as of September 30, 2000.

     OPERATING ACTIVITIES. Cash provided by operating activities was $4.6 million for the three-month period ended December 31, 2000 compared to $2.5 million for the same period in the prior fiscal year. The increase in cash provided by operating activities was primarily due to increased net income and increases in accounts receivable and other current liabilities offset by decreases in inventories and deferred revenue and customer deposits.

     INVESTING ACTIVITIES. Cash provided by investing activities was $193,000 for the three-month period ended December 31, 2000 compared to cash used in investing activities of $5.3 million for the same period in the prior fiscal year. The change is primarily due to increased redemption of short-term investments offset by increased capital expenditures during the three-month period ended December 31, 2000 compared to the same period in the prior fiscal year. Capital expenditures were $2.5 million for the three-month period ended December 31, 2000 compared to $351,000 for the same period in the prior fiscal year. The increase in capital expenditures was primarily for test equipment and office furnishings and equipment to support our expansion.

     FINANCING ACTIVITIES. Cash provided by financing activities was $210,000 for the three-month period ended December 31, 2000 compared to $3.0 million for the same period in the prior fiscal year. The change is primarily attributable to a private offering of approximately 213,000 warrants, as adjusted for the common stock exchange ratio of 0.4477, by IPS on December 17, 1999. The net proceeds from the issue were $3.0 million.

     We have a borrowing capacity of $4.0 million available under a bank line of credit secured by substantially all of our assets that expires in March 2001. Our wholly-owned subsidiary, CR Technology, has an unsecured borrowing capacity of $1.5 million under a bank line of credit that expires in February 2001. Both credit facilities bear interest at the bank's prime rate. Our wholly-owned subsidiary, IPS has a borrowing capacity of $1.3 million available under a bank line of credit secured by substantially all of IPS's assets and bearing interest at the Canadian prime rate plus 3 percent. At December 31, 2000, no amounts were outstanding under the lines of credit, and we were in compliance with all bank covenants.

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

FACTORS AFFECTING OPERATING RESULTS

FLUCTUATIONS IN OPERATING RESULTS

     We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. A substantial percentage of our revenue is derived from the sale of a small number of FPD yield management systems ranging in price from $400,000 to $1.5 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors that may influence our operating results in a particular quarter include:

     -    the timing of the receipt of orders from major customers;
     -    product mix;
     -    competitive pricing pressures;
     -    condition of the financial markets and economic stability in Asia;
     -    the relative proportions of domestic and international sales;
     - our ability to design, manufacture and introduce new products on a cost-effective and timely basis;
     - the delay between incurring expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities;
     -    the introduction of new products by our competitors; and
     -    the adoption of SAB 101.

CUSTOMER CONCENTRATION

     The FPD industry is extremely concentrated with a small number of manufacturers producing the majority of the world's FPDs. Sales of FPD products represented 58% and 66% of our revenue for the three-month period ended December 31, 2000 and fiscal 2000, respectively. Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI") and Quanta, both of whom are customers of our FPD products, and LG Electronics, who is a customer of our FPD and CRT display and glass inspection products, accounted for 51% of revenue for the three-month period ended December 31, 2000. LG Electronics and Samsung, both of whom are customers of our FPD and CRT display and glass inspection products, and Hyundai and Unipac, both of whom are customers of our FPD products, accounted for 58% of revenue in fiscal 2000. If one or more of our major customers ceased or significantly curtailed their purchases, our results of operations would be harmed.

FLAT PANEL DISPLAY INDUSTRY VOLATILITY

     Our business depends in large part upon capital expenditures by FPD manufacturers, which in turn depend on the current and anticipated market demand for FPDs and products that use FPDs. The FPD industry is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. There can be no assurance that the FPD industry will not experience further downturns or slowdowns in the future, which may harm our business and operating results. In addition, the need to invest in the engineering, research and development and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during such downturns.

INTERNATIONAL OPERATIONS

     Sales to Japan, Taiwan and Korea accounted for 60% and 67% of our revenue for the three-month period ended December 31, 2000 and fiscal 2000, respectively. We expect sales to these countries to continue to represent a significant percentage of revenue. A number of factors may harm our international sales and operations, including:

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

     In 1998, many Asian countries experienced an economic recession that resulted in a decline in the purchasing power of our Asian customers. A future downturn in economic conditions in Asia could result in our customers failing to place new orders for our products. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws.

KEY SUPPLIERS

     We obtain some of the components for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for our FPD products from single source suppliers. We also currently obtain X-ray sources for our PCB assembly and advanced semiconductor packaging products from limited source suppliers. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for these components may not be available on favorable terms or at all. The loss of one or more sole and limited source suppliers could harm our results of operations and damage customer relationships. Furthermore, a significant increase in the price of one or more of these components could harm our results of operations.

JAPANESE MARKET AND COMPETITION

     We believe that competing Japanese companies in the FPD industry have a competitive advantage in Japan because of the preference of some Japanese customers for local equipment suppliers. Historically, foreign companies have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan. Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our FPD products in Japan. We anticipate that this relationship will continue in the future. For the three-month period ended December 31, 2000 and fiscal 2000, 20% and 6% of our revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of our FPD products in Japan, our business would be harmed.

     In addition, IHI's rights to continue as our exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of our products in Japan on an exclusive basis, even as to us. If so, we may not be able to compete effectively in Japan. Although IHI must purchase some critical components from us, IHI may manufacture competing array test systems based on our technology. If this occurs, our business could be harmed.

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

COMPETITION

     The FPD, CRT and PCB assembly and advanced semiconductor packaging industries are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment which may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

NEW PRODUCTS AND PROCESSES

     We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop and manufacture new products. For example, the size of FPD substrates and resolution of FPDs have changed frequently and may continue to change requiring us to redesign or reconfigure our FPD products. Similarly, as semiconductors, PCBs, semiconductor packaging and CRT display technologies have become more complex, our wholly owned subsidiaries, CR Technology and IPS, have been forced to continually redefine their product offerings. In addition, a substantial portion of our revenue is derived from sales of products based upon AMLCD technology. An industry shift away from AMLCD technology to existing or new competing technologies could reduce the demand for our products and harm our business.

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

KEY EMPLOYEES

     Our future success depends in part upon our ability to retain key personnel, particularly senior management and engineers. We also need to attract additional skilled personnel in all areas of our business to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Other than Richard Amtower, Vice President of Photon Dynamics and President, Electronics Division, and Kenneth Wawrew, Vice President of Photon Dynamics and President, CRT Display and Glass Division, we generally do not have employment contracts with our key employees and do not maintain key person life insurance on any of our employees.

ACQUISITIONS

     We may pursue acquisitions of complementary product lines, technologies or businesses, such as the acquisition of IPS in December 2000 and CR Technology in November 1999. Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could harm our profitability. In addition, current or future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company. There can be no assurance as to the effect of future acquisitions on our business or operating results.

INTELLECTUAL PROPERTY AND INFRINGEMENT

     Our success depends in large part upon our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held by us will be sufficiently broad to protect our technology. In addition, no assurance can be given that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us. Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Even if successful, litigation could be expensive and divert important management resources. If our intellectual property were not properly protected, our business could be harmed.

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

      In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic condition and specific conditions in the FPD, CRT and PCB assembly and advanced semiconductor packaging industries may adversely affect the market price of our common stock.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101B, SECOND AMENDMENT: REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101B"). SAB 101B amends Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"), to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending September 30, 2001. Accordingly, any revenues reported prior to October 1, 2000 and revenue reported for the first three quarters of fiscal 2001 that do not meet SAB 101's guidance will be deferred and recorded as revenue in whatever future periods SAB 101 guidance is met. Changes in the Company's revenue recognition policy resulting from the interpretation and implementation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle with a cumulative catch up adjustment as of October 1, 2000 in the fiscal year ending September 30, 2001, with the appropriate restatement of interim periods as required by FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. The Company's reported results of operations for the 12 months ending September 30, 2001 will include a cumulative adjustment for all prior annual and interim periods as if SAB 101 had been adopted on October 1, 2000. While the Company believes that the adoption of SAB 101 will have an impact on its reported results of operations, it believes that SAB 101 will not affect the underlying strength or weakness of its business operations as measured by the dollar value of its product shipments and cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposures as set forth in Part II, Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 have not changed significantly.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 2.    CHANGES IN SECURITIES

     In December 2000, the Company, through a wholly-owned subsidiary, acquired all of the outstanding shares of Image Processing Systems in exchange for 1,295,000 shares of the Company's common stock. The arrangement provided for the acquisition of IPS by the Company in a transaction in which each IPS common share was exchanged for 0.0447 shares of common stock of the Company or exchangeable shares of IPS (the "Exchangeable Shares"). The IPS shareholders were given the option to either exchange their shares of IPS common stock for shares of common stock of the Company or Exchangeable Shares. For a period of 5 years from the completion of the arrangement, the Exchangeable Shares are exchangeable for the Company's common stock on a one-for-one basis at any time at the option of the holder. The issuance of the Exchangeable Shares was exempt from registration pursuant to Section 3(a)(10) of the Securities Act, as amended. The Company has filed a registration statement on Form S-3 registering the issuance of the Company's common stock to the holders of Exchangeable Shares upon the exchange of such shares.

     In connection with the acquisition of IPS, the Company also issued 1 share of the Company's Series A1 Preferred Stock to Montreal Trust Company of Canada, as trustee, on behalf of the holders of the Exchangeable Shares. The purpose of issuing the Series A1 Preferred Stock was to give the holders of Exchangeable Shares the ability to vote at shareholder meetings of the Company as if they held shares of the Company's stock. The holder of the Series A1 Preferred Stock shall be entitled to a number of votes equal to the number of Exchangeable Shares outstanding on the record date for determining the shareholders entitled to vote at the applicable shareholder meeting. The issuance of the Series A1 Preferred Stock was exempt from registration pursuant to Section 3(a)(10) of the Securities Act, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 14, 2000, the Company held its Annual Meeting of Shareholders. At that meeting, the Company's shareholders voted on the following four proposals:

1. Proposal to elect directors to serve for the ensuing year and until their successors are elected.


Director                                            FOR           WITHHELD
-----------------------------------------------------------------------------
Vincent F. Sollitto, Jr.                          9,680,143         125,542
E. Floyd Kvamme                                   9,684,243         121,442
Barry L. Cox                                      9,684,343         121,342
Michael J. Kim                                    9,684,343         121,342
Malcolm J. Thompson                               9,684,043         121,642
Richard P. Beck                                   9,683,428         122,257

2. Proposal to approve the Company's 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares from 1,690,943 shares to 2,190,943 shares.


FOR                                                                5,413,481
AGAINST                                                            1,358,938
ABSTAIN                                                               32,411
NON-VOTE                                                           3,000,856

3. Proposal to approve the Company's 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 150,000 shares from 600,000 shares to 750,000 shares.


FOR                                                              6,213,026
AGAINST                                                            562,623
ABSTAIN                                                             29,181
NON-VOTE                                                         3,000,856

4. Proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending September 30, 2001.


FOR                                                              9,541,102
WITHHELD                                                           249,763
INSTRUCTED                                                          14,820

ITEM 5.    OTHER INFORMATION

           (a)  SHAREHOLDER PROPOSALS

                The deadline for submitting a shareholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 2001 annual meeting of shareholders pursuant to Rule 14a-8 of the Securities and Exchange Commission is July 16, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

         NUMBER         EXHIBIT

          4.1(1) Restated Articles of Incorporation, as amended, of Registrant. 4.2(2) Bylaws of Registrant.
          4.3(3)  Certificate of Determination.
         10.1 Sprott Compensation Option to Purchase Exchangeable Shares of Image Processing Systems Inc. dated December 22, 2000.
         10.2     Voting and Exchange Trust Agreement dated December 22, 2000.
         10.3     Employment Agreement for Kenneth Wawrew dated October 13,
                  2000.

         Key to Exhibits:
         (1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on November 15, 1995.
         (2) Incorporated by reference to Registrant's Form 10-KSB filed with the SEC on December 18, 1998.
         (3) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2000.

    (b)  FORM 8-K

         The Company filed a report on Form 8-K on November 21, 2000 for the purpose of disclosing unaudited proforma combined condensed financial statements of Photon Dynamics, Inc. and Image Processing Systems Inc. for the year ended September 30, 2000.

         The Company filed reports on Form 8-K on December 20, and December 29, 2000 to disclose the completion of the Company's acquisition of Image Processing Systems Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHOTON DYNAMICS, INC.


                                      By:  /s/  VINCENT F. SOLLITTO, JR.
                                           -----------------------------------
                                      Vincent F. Sollitto, Jr.
                                      President, Chief Executive Officer and
                                      Director

                                      Dated:  February 13, 2001

                                  EXHIBIT INDEX

NUMBER          EXHIBIT

 4.1(1) Restated Articles of Incorporation, as amended, of Registrant. 4.2(2) Bylaws of Registrant.
 4.3(3)  Certificate of Determination.
10.1 Sprott Compensation Option to Purchase Exchangeable Shares of Image Processing Systems Inc. dated December 22, 2000.
10.2     Voting and Exchange Trust Agreement dated December 22, 2000.
10.3     Employment Agreement for Kenneth Wawrew dated October 13, 2000.

Key to Exhibits:
(1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on November 15, 1995.
(2) Incorporated by reference to Registrant's Form 10-KSB filed with the SEC on December 18, 1998.
(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2000.