Form 10-Q
period 2001-03-31
PHOTON DYNAMICS INC
filed 2001-05-04
CIK 1002663

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27234

PHOTON DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3007502 (I.R.S. Employer Identification No.)

6325 San Ignacio Avenue
San Jose, California 95119
(Address of principal executive offices, including zip code)

(408) 226-9900
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, there were 12,732,563 shares outstanding of the Registrant's Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2001	September 30, 2000
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$13,010	$9,723
Short-term investments	87,877	93,003
Accounts receivable, net	24,472	24,828
Inventories	14,937	16,523
Other current assets	1,514	2,510

Total current assets	141,810	146,587
Land, property and equipment, net	12,931	4,111
Other assets	2,179	2,056

Total assets	$156,920	$152,754

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,311	$6,622
Other current liabilities	11,706	12,039
Deferred revenue and customer deposits	708	1,884

Total current liabilities	19,725	20,545
Other liabilities	382	409
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value	—	—
Common stock, no par value	160,433	159,723
Accumulated deficit	(23,338)	(27,926)
Accumulated other comprehensive income	(282)	3

Total shareholders' equity	136,813	131,800

Total liabilities and shareholders' equity	$156,920	$152,754

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)
	2001	2000	2001	2000
		(Restated)		(Restated)
Revenue	$21,157	$23,610	$50,439	$43,093
Cost of revenue	11,774	13,330	27,564	23,490

Gross margin	9,383	10,280	22,875	19,603
Operating expenses:
Research and development	4,636	3,044	9,135	5,786
Selling, general and administrative	4,381	4,154	9,375	7,872
Non-recurring acquisition charges	—	—	2,325	860

Total operating expenses	9,017	7,198	20,835	14,518
Income from operations	366	3,082	2,040	5,085
Interest income and other, net	1,577	919	3,257	920

Income before income taxes	1,943	4,001	5,297	6,005
Provision for income taxes	191	730	709	1,120

Net income	$1,752	$3,271	$4,588	$4,885

Earnings per share:
Basic	$0.14	$0.28	$0.35	$0.44

Diluted	$0.13	$0.25	$0.34	$0.40

Weighted average number of shares:
Basic	12,972	11,646	12,968	11,095
Diluted	13,659	13,054	13,669	12,361

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
(in thousands)
	2001	2000
		(Restated)
Cash flows from operating activities:
Net income	$4,588	$4,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,018	646
Reversal of Canadian government liability	—	(264)
Stock compensation expense	48	399
Unrealized gain on cash equivalents	1	—
Changes in assets and liabilities:
Accounts receivable, net	356	(1,647)
Inventories	1,586	(2,214)
Other current assets	996	188
Other assets	(123)	(3)
Accounts payable	689	3,031
Other current liabilities	(333)	2,303
Deferred revenue and customer deposits	(1,176)	(1,007)

Net cash provided by operating activities	7,650	6,317

Cash flows from investing activities:
Purchase of property and equipment	(9,838)	(737)
Purchase of short-term investments	(70,177)	(38,904)
Redemption of short-term investments	75,354	—

Net cash used in investing activities	(4,661)	(39,641)

Cash flows from financing activities:
Issuance of common stock, net	662	87,258
Proceeds from Canadian government grants	—	192
Principle payments under bank loan	—	(629)
Principle payments under capital leases	(27)	(4)

Net cash provided by financing activities	635	86,817

Effect of exchange rate changes on cash and cash equivalents	(337)	144

Net increase in cash and cash equivalents	3,287	53,637
Cash and cash equivalents at beginning of period	9,723	6,560

Cash and cash equivalents at end of period	$13,010	$60,197

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Photon Dynamics, Inc. ("Photon Dynamics" or "the Company") include all adjustments (consisting of normal recurring accruals) necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the six-month period ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

    On December 22, 2000, the Company acquired Image Processing Systems Inc. ("Image Processing Systems" or "IPS"). This transaction was accounted for as a pooling of interests. The consolidated financial statements for the three- and six-month periods ended March 31, 2000 have been restated to include the financial position, results of operations and cash flows of IPS. Financial information for Photon Dynamics, Inc.'s fiscal years ended September 30, 2000 and 1999 have been combined with IPS's financial information for the twelve months ended September 30, 2000 and the fiscal year ended March 31, 2000, respectively. Therefore, IPS's results of operations for the six months ended March 31, 2000 have been included in both years. The results of operations for those six months are summarized as follows:

Six months ended March 31, (in thousands of U.S. dollars)	2000
(Unaudited)
Revenue	$7,050
Operating income	$14
Net income	$(15)

NOTE 2—Inventories

    Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

(in thousands)	March 31, 2001	September 30, 2000
Inventories:
Raw materials	$8,949	$9,025
Work-in-process	5,223	7,311
Finished goods	765	187

Total	$14,937	$16,523

NOTE 3—Other Current Liabilities

    The components of other current liabilities were as follows:

(in thousands)	March 31, 2001	September 30, 2000
Other current liabilities:
Warranty	$3,335	$3,609
Compensation	2,526	3,540
Commissions	1,217	1,463
Acquisition charges	700	528
Income taxes	1,111	284
Other accrued expenses	2,817	2,615

Total	$11,706	$12,039

NOTE 4—Comprehensive Income

    The components of comprehensive income were as follows:

	Three months ended March 31,		Six months ended March 31,
(in thousands)
	2001	2000	2001	2000
Net income	$1,752	$3,271	$4,588	$4,885
Other comprehensive income (loss):
Change in unrealized gain on investments	32	(30)	52	(27)
Currency translation adjustments	(257)	(28)	(337)	144

Other comprehensive income (loss)	(225)	(58)	(285)	117

Total comprehensive income	$1,527	$3,213	$4,303	$5,002

NOTE 5—Operations by Industry Segment

    During the first quarter of fiscal 2001, the Company changed the structure of its internal organization following the IPS merger that became effective on the close of business December 22, 2000.

    The Company conducts business in three operating segments: flat panel display ("FPD") products, printed circuit board ("PCB") assembly and advanced semiconductor packaging inspection products (collectively, "semiconductor inspection products") and cathode ray tube ("CRT") display and glass inspection products. The Company's FPD products include test, repair and inspection equipment. The Company's FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company's FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes. The Company's semiconductor inspection products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company's CRT display and glass inspection products allow CRT and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

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

    The Company's operating segments consisted of the following:

	Three months ended March 31,		Six months ended March 31,
(in thousands)
	2001	2000	2001	2000
Net sales to external customers:
FPD products	$13,048	$15,058	$30,002	$27,876
Semiconductor inspection products	4,453	4,114	10,583	8,167
CRT display and glass inspection products	3,656	4,438	9,854	7,050

Consolidated net sales to external customers	$21,157	$23,610	$50,439	$43,093

Operating income (loss):
FPD products(1)	$899	$2,822	$3,878	$4,865
Semiconductor inspection products(1)	142	412	842	1,065
CRT display and glass inspection products(1)	(675)	(152)	(355)	15
Non-recurring acquisition charges	—	—	(2,325)	(860)

Consolidated operating income	$366	$3,082	$2,040	$5,085

(1)
Excludes non-recurring acquisition charges.

NOTE 6—Earnings Per Share

    Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and of warrants.

	Three months ended March 31,		Six months ended March 31,
(in thousands, except per share data)
	2001	2000	2001	2000
Numerator:
Net income for basic and diluted earnings per share:	$1,752	$3,271	$4,588	$4,885
Denominator:
Weighted average shares for basic earnings per share	12,972	11,646	12,968	11,095
Effect of dilutive securities:
Employee stock options	681	1,195	693	1,139
Warrants	6	213	8	127

Weighted average shares for diluted earnings per share	13,659	13,054	13,669	12,361

Basic earnings per share	$0.14	$0.28	$0.35	$0.44
Diluted earnings per share	$0.13	$0.25	$0.34	$0.40

NOTE 7—Non-Recurring Acquisition Charges

    In December 2000, the Company acquired IPS in exchange for approximately 1,139,000 shares of its common stock with the acquisition accounted for as a pooling of interests. IPS shareholders received

0.0447 exchangeable shares for each common share of IPS held that can be exchanged into Photon Dynamics' common stock on a one-for-one basis at any time within 5 years. The Company incurred $2.3 million in acquisition related charges primarily of legal, accounting and integration fees.

    In November 1999, the Company acquired CR Technology, Inc. ("CR Technology") in exchange for approximately 1,835,000 shares of its common stock with the acquisition accounted for as a pooling of interests. The Company incurred $860,000 in acquisition related charges primarily of legal, accounting and investment banking fees.

    The following presents certain statement of operations data of the Company, IPS and CR Technology for the periods prior to the acquisition:

Year ended September 30, (in thousands)	2000	1999	1998
Revenue:
Photon Dynamics	$64,221	$31,562	$22,420
Image Processing Systems	12,523	16,580	10,052
CR Technology	18,013	13,869	8,550

Consolidated revenue	$94,757	$62,011	$41,022

Net income (loss):
Photon Dynamics	$12,909	$1,170	$(1,465)
Image Processing Systems	(1,218)	845	(3,450)
CR Technology	1,844	1,103	258

Consolidated net income (loss)	$13,535	$3,118	$(4,657)

NOTE 8—Income Taxes

    The provision for income taxes was $191,000 and $709,000 for the three- and six-month periods ended March 31, 2001 compared to $730,000 and $1.1 million for the same periods in the prior fiscal year. The effective tax rate was 10% and 18% for the three-month periods ended March 31, 2001 and 2000, respectively. The effective tax rate was 9% and 16% excluding non-recurring acquisition expenses for the six-month periods ended March 31, 2001 and 2000, respectively. The effective tax rate in all periods was lower than the statutory U.S. tax rate of 35% due to the utilization of net operating losses and credit carryforwards.

NOTE 9—Credit Arrangements

    The Company renegotiated the terms of its $4.0 million bank line of credit that expired in March 2001. The Company entered into a non-formula bank line of credit of $4.0 million which expires in March 2002. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company's wholly-owned subsidiary, CR Technology, renegotiated the terms of its $1.5 million unsecured bank line of credit and entered into a new unsecured bank line of credit of $1.5 million which expires in February 2003. Both credit facilities bear interest at the bank's prime rate (8.00% at March 31, 2001). At March 31, 2001, no amounts were outstanding under the lines of credit, and the Company was in compliance with all bank covenants.

NOTE 10—Derivative Instruments and Hedging Activities

    On October 1, 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133, as amended, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company currently does not hold any derivative instruments and does not engage in hedging activities. Therefore, the adoption of FAS 133, as amended, has not had any impact on its consolidated financial position or results of operations.

NOTE 11—Recently Issued Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. You should consult the risk factors listed from time to time in our reports and other filings with the Securities and Exchange Commission. Among the factors that could cause actual results to differ materially are those discussed under "Factors Affecting Operating Results" at the end of this Item 2. and elsewhere in this Form 10-Q.

    The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto in Item 1. above and with our audited financial statements and notes thereto for the year ended September 30, 2000.

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

    In December 2000, we acquired Image Processing Systems. This acquisition expanded our product offering in the display industry and allowed us to leverage IPS's technology and skills in FPD inspection applications.

    Revenue.  Revenue for the three-month period ended March 31, 2001 was $21.2 million compared to $23.6 million for the same period in the prior fiscal year, representing a decrease of 10%. Sales of FPD products represented $13.0 million, or 62% of revenue, for the three-month period ended March 31, 2001 compared to $15.1 million, or 64% of revenue, for the same period in the prior fiscal year. This decrease in revenue is primarily the result of delayed capital spending plans by our FPD customers due to the recent economic downturn. Sales of semiconductor inspection products represented $4.5 million, or 21% of revenue, for the three-month period ended March 31, 2001 compared to $4.1 million, or 17% of revenue, for the same period in the prior fiscal year. This increase in revenue is attributable to increased sales of our combined X-ray and automated optical inspection system that was introduced to the market during the second half of fiscal 2000. Sales of CRT display and glass inspection products represented $3.7 million, or 17% of revenue, for the three-month period ended March 31, 2001 compared to $4.4 million, or 19% of revenue, for the same period in the prior fiscal year. This decrease in revenue is attributable to the delayed capital spending plans by our CRT display customers due to the recent economic downturn.

    Revenue for the first six months of fiscal 2001 was $50.4 million compared to $43.1 million for the same period in the prior fiscal year, representing an increase of 17%. Sales of FPD products represented $30.0 million, or 59% of revenue, for the first six months of fiscal 2001 compared to $27.9 million, or 65% of revenue, for the same period in the prior fiscal year. Sales of semiconductor inspection products represented $10.6 million, or 21% of revenue, for the first six months of fiscal 2001 compared to $8.2 million, or 19% of revenue, for the same period in the prior fiscal year. Sales of CRT display and glass inspection products represented $9.9 million, or 20% of revenue, for the first six months of fiscal 2001 compared to $7.1 million, or 16% of revenue, for the same period in the prior fiscal year. The increase in revenue across all market segments was primarily attributable to increased capital spending by FPD, CRT and PCB assembly and advanced semiconductor packaging manufacturers during the first three months of fiscal 2001.

    Gross Margin.  Gross margins were 44% for both three-month periods ended March 31, 2001 and 2000. Gross margins from FPD products decreased to 47% for the three-month period ended March 31, 2001 from 48% for the same period in the prior fiscal year. This decrease was attributable to pass through sales of equipment manufactured by others ("OEM shipments") having lower gross margins than typical product shipments. Gross margins from semiconductor inspection products decreased to 44% for the three-month period ended March 31, 2001 from 45% for the same period in the prior fiscal year. This decrease was attributable to increased customer support costs associated with the increase in the installed base of semiconductor inspection products. Gross margins from CRT display and glass inspection products increased to 36% for the three-month period ended March 31, 2001 from 27% for the same period in the prior fiscal year. This increase was attributable to the mix of higher margin products sold during the current period as compared to the same period in the prior fiscal year which included OEM shipments in both the current and prior fiscal year periods having lower gross margins than typical product shipments.

    Gross margins were 45% for both six-month periods ended March 31, 2001 and 2000. Gross margins from FPD products increased to 48% for the first six months of fiscal 2001 from 46% for the same period in the prior fiscal year. This increase was attributable to the mix of higher margin products sold during the current period as compared to the same period in the prior fiscal year and to the increased capacity utilization resulting from the higher production volume during the first three months of fiscal 2001. Gross margins from semiconductor inspection products decreased to 45% for the first six months of fiscal 2001 from 46% for the same period in the prior fiscal year. This decrease was attributable to increased customer support costs associated with the increase in the installed base of semiconductor inspection products. Gross margins from CRT display and glass inspection products decreased to 37% for the first six months of fiscal 2001 from 42% for the same period in the prior fiscal year. This decrease was primarily attributable to an OEM shipment during the first three months of fiscal 2001 having a lower gross margin than typical product shipments. Overall gross margins will fluctuate on a quarterly basis due to production volume, product mix and other factors.

    Research and Development.  Research and development expenses were $4.6 million and $9.1 million for the three- and six-month periods ended March 31, 2001, respectively, compared to $3.0 million and $5.8 million for the same periods in the prior fiscal year. As a percentage of revenue, research and development expenses were 22% and 18% for the three- and six-month periods ended March 31, 2001, respectively, compared to 13% for both periods in the prior fiscal year. The increase in research and development expenses across all market segments was attributable to investments in personnel and prototype materials for development of new products and enhancements to existing products. We believe we must continually invest in research and development to remain competitive and expect research and development expenses to continue to increase as a percentage of revenue during fiscal 2001.

    Selling, General and Administrative.  Selling, general and administrative expenses were $4.4 million and $9.4 million for the three- and six-month periods ended March 31, 2001, respectively, compared to $4.2 million and $7.9 million for the same periods in the prior fiscal year. As a percentage of revenue, selling, general and administrative expenses were 21% and 19% for the three- and six-month periods ended March 31, 2001, respectively, compared to 18% for both periods in the prior fiscal year. The increase in selling, general and administrative expenses across all market segments was attributable to higher selling expenses and to the investment in additional personnel to support our expansion.

    Non-Recurring Acquisition Charges.  In December 2000, we acquired Image Processing Systems Inc. in exchange for approximately 1,139,000 shares of common stock. We accounted for the transaction as a pooling of interests and incurred $2.3 million in acquisition related charges consisting of legal, accounting and integration fees.

    In November 1999, we acquired CR Technology, Inc. in exchange for approximately 1,835,000 shares of common stock. We accounted for the transaction as a pooling of interests and incurred $860,000 in acquisition related charges consisting of legal, accounting and investment banking fees.

    Interest Income and Other, Net.  Interest income and other, net was $1.6 million and $3.3 million for the three- and six-month periods ended March 31, 2001, respectively, compared to $919,000 and $920,000 for the same periods in the prior fiscal year. The increase was primarily attributable to interest income on higher average cash and investment balances as a result of the net proceeds from a public offering in February 2000 and cash flows from operations since that date.

    Provision for Income Taxes.  The effective tax rate for the three- and six-month periods ended March 31, 2001 was 10% and 13%, respectively, compared to an effective tax rate of 18% and 19% for the same periods in the prior fiscal year. The effective tax rate in all periods was lower than the statutory rate due to the utilization of net operating losses and credit carryforwards.

Liquidity and Capital Resources

    We have financed our growth primarily through a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $122.1 million as of March 31, 2001 compared to $126.0 million as of September 30, 2000. A major component of working capital is $100.9 million of cash, cash equivalents and short-term investments as of March 31, 2001 compared to $102.7 million as of September 30, 2000.

    Operating Activities.  Cash provided by operating activities was $7.7 million for the six-month period ended March 31, 2001 compared to $6.3 million for the same period in the prior fiscal year. The increase in cash provided by operating activities was primarily due to decreases in accounts receivable, inventories and other current assets and increases in accounts payable offset by decreases in other current liabilities and deferred revenue and customer deposits.

    Investing Activities.  Cash used in investing activities was $4.7 million for the six-month period ended March 31, 2001 compared to cash used in investing activities of $39.6 million for the same period in the prior fiscal year. The cash used during the six-month period ended March 31, 2000 was primarily due to the investment of net proceeds from the Company's public offering in February 2000. Capital expenditures were $9.8 million for the six-month period ended March 31, 2001 compared to $737,000 for the same period in the prior fiscal year. In March 2001, we purchased a new 22,000 square foot corporate headquarters and training facility in San Jose, California for $6.0 million. The remaining capital expenditures during the six-month period ended March 31, 2001 were for test equipment and office furnishings and equipment to support our expansion.

    Financing Activities.  Cash provided by financing activities was $635,000 for the six-month period ended March 31, 2001 compared to $86.8 million for the same period in the prior fiscal year. The cash provided during the six-month period ended March 31, 2000 was attributable to a private offering of approximately 213,000 warrants by IPS, as adjusted for the common stock exchange ratio of 0.0447, in December 1999 for net proceeds of $3.0 million and to a public offering of 2,000,000 shares of our common stock of which we sold approximately 1,321,000 shares for proceeds of approximately $68.0 million, net of issuance costs, in February 2000. In March 2000, we received additional proceeds of approximately $15.6 million as a result of the underwriters exercising their over-allotment option.

    We have a borrowing capacity of $4.0 million available under a bank line of credit secured by substantially all of our assets that expires in March 2002. Our wholly-owned subsidiary, CR Technology, has an unsecured borrowing capacity of $1.5 million under a bank line of credit that expires in February 2003. Both credit facilities bear interest at the bank's prime rate. Our wholly-owned subsidiary, IPS, has a borrowing capacity of $1.3 million available under a bank line of credit secured by substantially all of IPS's assets and bearing interest at the Canadian prime rate plus 3 percent. At March 31, 2001, no amounts were outstanding under the lines of credit, and we were in compliance with all bank covenants.

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

Factors Affecting Operating Results

Fluctuations in Operating Results

    We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $250,000 to $1.5 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors that may influence our operating results in a particular quarter include:

  •
  the downturn in capital spending by our customers as a result of the recent economic slowdown;

  •
  the timing of the receipt of orders from major customers;

  •
  product mix;

  •
  competitive pricing pressures;

  •
  condition of the financial markets and economic stability in Asia;

  •
  the relative proportions of domestic and international sales;

  •
  our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

  •
  the delay between incurring expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities;

  •
  the introduction of new products by our competitors; and

  •
  the adoption of SAB 101.

Customer Concentration

    The FPD industry is extremely concentrated with a small number of manufacturers producing the majority of the world's FPDs. Sales of FPD products represented 59% and 66% of our revenue for the six-month period ended March 31, 2001 and fiscal 2000, respectively. Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI") and Quanta, both of whom are customers of our FPD products, and LG Electronics and Samsung, both of whom are customers of our FPD and CRT display and glass inspection products, accounted for 64% of revenue for the six-month period ended March 31, 2001. Hyundai and Unipac, both of whom are customers of our FPD products, and LG Electronics and Samsung, both of whom are customers of our FPD and CRT display and glass inspection products, accounted for 58% of revenue in fiscal 2000. If one or more of our major customers ceased or significantly curtailed their purchases, our results of operations would be harmed.

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

International Operations

    Sales to Japan, Taiwan, Korea and China accounted for 76% and 75% of our revenue for the six-month period ended March 31, 2001 and fiscal 2000, respectively. We expect sales to these countries to continue to represent a significant percentage of revenue. A number of factors may harm our international sales and operations, including:

  •
  imposition of governmental controls;

  •
  fluctuations in the U.S. dollar, which could increase the foreign sales prices of our products in local currencies;

  •
  export license requirements;

  •
  restrictions on the export of technology;

  •
  political instability;

  •
  trade restrictions;

  •
  changes in tariffs; and

  •
  difficulties in staffing and managing international operations.

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

Japanese Market and Competition

    We believe that competing Japanese companies in the FPD industry have a competitive advantage in Japan because of the preference of some Japanese customers for local equipment suppliers. Historically, foreign companies have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan. Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our FPD products in Japan. We anticipate that this relationship will continue in the future. For the six-month period ended March 31, 2001 and fiscal 2000, 17% and 6% of our revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the customization, sale and support of our FPD products in Japan, our business would be harmed.

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

Key Employees

    Our future success depends in part upon our ability to retain key personnel, particularly senior management and engineers. We also need to attract additional skilled personnel in all areas of our business to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Other than Richard Amtower, Vice President of Photon Dynamics and President, Electronics Division, and Kenneth Wawrew, Vice President of Photon Dynamics and President, CRT Display and Glass Division, we generally do not have employment contracts with and do not maintain key person life insurance on any of our key employees.

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

Regional Electric Shortages

    Recently, California has been experiencing an electric power supply shortage that has resulted in the intermittent loss of power in some areas in the form of rolling blackouts. While we have not experienced any power failures to date, a blackout may affect our ability to manufacture products and meet scheduled deliveries. If blackouts were to interrupt our power supply, we would be temporarily unable to continue operations at some of our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could harm our business and results of operations.

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

  •
  announcements of technological innovations or new products by us or by our competitors;

  •
  government regulations;

  •
  developments in patent or other property rights; and

  •
  developments in our relationships with our customers.

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

Impact of Accounting Pronouncements

    In June 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101B, Second Amendment: Revenue Recognition in Financial Statements ("SAB 101B"). SAB 101B amends Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the fourth quarter of our fiscal year ending September 30, 2001. Accordingly, any revenues reported prior to October 1, 2000 and revenue reported for the first three quarters of fiscal 2001 that do not meet SAB 101's guidance will be deferred and recorded as revenue in whatever future periods SAB 101 guidance is met. Changes in our revenue recognition policy resulting from the interpretation and implementation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle with a cumulative catch up adjustment as of October 1, 2000 in the fiscal year ending September 30, 2001, with the appropriate restatement of interim periods as required by FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Our reported results of operations for the 12 months ending September 30, 2001 will include a cumulative adjustment for all prior annual and interim periods as if SAB 101 had been adopted on October 1, 2000. While we believe that the adoption of SAB 101 will have an impact on our reported results of operations, we believe that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

    As of March 31, 2001, the current foreign exchange exposure in all international operations is deemed to be immaterial. We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations. Accordingly, we do not use derivative financial investments to hedge our current foreign exchange exposure.

Market Risk

    As of March 31, 2001, our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not have derivative financial instruments in our portfolio.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is not currently involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our security holders during the quarter.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits

Number		Exhibit
4.1	(1)	Restated Articles of Incorporation, as amended, of Registrant.
4.2	(2)	Bylaws of Registrant.
4.3	(3)	Certificate of Determination.
10.1		Promissory Note from Bruce P. Delmore dated March 5, 2001.
10.2		Purchase Agreement for Commercial Property dated February 12, 2001.

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

PHOTON DYNAMICS, INC.
By:	/s/ VINCENT F. SOLLITTO, JR. Vincent F. Sollitto, Jr. President, Chief Executive Officer and Director
Dated: May 4, 2001

EXHIBIT INDEX

Number		Exhibit
4.1	(1)	Restated Articles of Incorporation, as amended, of Registrant.
4.2	(2)	Bylaws of Registrant.
4.3	(3)	Certificate of Determination.
10.1		Promissory Note from Bruce P. Delmore dated March 5, 2001.
10.2		Purchase Agreement for Commercial Property dated February 12, 2001.

Key to Exhibits:

(1)
Incorporated by reference to Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on November 15, 1995.

(2)
Incorporated by reference to Registrant's Form 10-KSB filed with the SEC on December 18, 1998.

(3)
Incorporated by reference to Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2000.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K