Form 10-Q
period 2001-06-30
PHOTON DYNAMICS INC
filed 2001-08-10
CIK 1002663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO☐

As of July 31, 2001, there were 12,920,225 shares outstanding of the Registrant’s Common Stock, no par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2001	September 30, 2000

		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$9,734	$9,723
Short-term investments	92,092	93,003
Accounts receivable, net	18,048	24,828
Inventories	13,266	16,523
Other current assets	1,907	2,510

Total current assets	135,047	146,587

Land, property and equipment, net	13,324	4,111
Other assets	2,482	2,056

Total assets	$150,853	$152,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,300	$6,622
Other current liabilities	9,977	12,039
Deferred revenue and customer deposits	791	1,884

Total current liabilities	15,068	20,545

Other liabilities	383	409
Commitments and contingencies (See Note 9)

Shareholders’ equity:
Preferred stock, no par value	-	-
Common stock, no par value	160,806	159,723
Accumulated deficit	(25,306)	(27,926)
Accumulated other comprehensive income	(98)	3

Total shareholders’ equity	135,402	131,800

Total liabilities and shareholders’ equity	$150,853	$152,754

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2001	2000	2001	2000

		(Restated)		(Restated)

Revenue	$12,277	$25,288	$62,716	$68,381

Cost of revenue	7,903	13,464	35,467	36,954

Gross margin	4,374	11,824	27,249	31,427

Operating expenses:
Research and development	3,753	3,853	12,888	9,639
Selling, general and administrative	3,896	4,356	13,271	12,228
Non-recurring acquisition charges	-	-	2,325	860

Total operating expenses	7,649	8,209	28,484	22,727

Income (loss) from operations	(3,275)	3,615	(1,235)	8,700
Interest income and other, net	1,066	1,627	4,323	2,547

Income (loss) before income taxes	(2,209)	5,242	3,088	11,247

Provision (benefit) for income taxes	(241)	1,000	468	2,120

Net income (loss)	$(1,968)	$4,242	$2,620	$9,127

Earnings (loss) per share:
Basic	$(0.15)	$0.33	$0.20	$0.78

Diluted	$(0.15)	$0.31	$0.19	$0.71

Weighted average number of shares:
Basic	13,014	12,724	12,983	11,642
Diluted	13,014	13,761	13,727	12,819

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
(in thousands)	2001	2000

		(Restated)
Cash flows from operating activities:
Net income	$2,620	$9,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670	1,006
Loss on disposal of property and equipment	6	-
Reversal of Canadian government liability	-	(264)
Stock compensation expense	48	530
Unrealized gain on investments	-	(48)
Changes in assets and liabilities:
Accounts receivable, net	6,780	(7,218)
Inventories	3,257	(5,021)
Other current assets	603	176
Other assets	(426)	(289)
Accounts payable	(2,322)	2,373
Other current liabilities	(2,062)	4,534
Deferred revenue and customer deposits	(1,093)	(657)

Net cash provided by operating activities	9,081	4,249

Cash flows from investing activities:
Purchase of property and equipment	(10,889)	(1,237)
Purchase of short-term investments	(88,485)	(40,423)
Redemption of short-term investments	89,504	-

Net cash used in investing activities	(9,870)	(41,660)

Cash flows from financing activities:
Issuance of common stock, net	1,035	87,983
Proceeds from Canadian government grants	-	286
Principle payments under bank loan	-	(629)
Principle payments under capital leases	(26)	(6)

Net cash provided by financing activities	1,009	87,634

Effect of exchange rate changes on cash and cash equivalents	(209)	(22)

Net increase in cash and cash equivalents	11	50,201
Cash and cash equivalents at beginning of period	9,723	6,560

Cash and cash equivalents at end of period	$9,734	$56,761

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1— Basis of Presentation

             In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Photon Dynamics, Inc. (“Photon Dynamics” or “the Company”) include all adjustments (consisting of normal recurring accruals) necessary for their fair presentation in accordance with generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The results for the nine-month period ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.  This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

             On December 22, 2000, the Company acquired Image Processing Systems Inc. (“Image Processing Systems” or “IPS”).  This transaction was accounted for as a pooling of interests.  The consolidated financial statements for the three- and nine-month periods ended June 30, 2000 have been restated to include the financial position, results of operations and cash flows of IPS.  Financial information for Photon Dynamics, Inc.’s fiscal years ended September 30, 2000 and 1999 have been combined with IPS’s financial information for the twelve months ended September 30, 2000 and the fiscal year ended March 31, 2000, respectively.  Therefore, IPS’s results of operations for the six months ended March 31, 2000 have been included in both years.  The results of operations for those six months are summarized as follows:

Six months ended March 31, (in thousands of U.S. dollars)	2000

(Unaudited)

Revenue	$7,050
Operating income	$14
Net income	$(15)

NOTE 2 – Inventories

             Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.  The components of inventories were as follows:

(in thousands)	June 30, 2001	September 30, 2000

Inventories:
Raw materials	$8,093	$9,025
Work-in-process	4,043	7,311
Finished goods	1,130	187

Total	$13,266	$16,523

NOTE 3 – Other Current Liabilities

             The components of other current liabilities were as follows:

(in thousands)	June 30, 2001	September 30, 2000

Other current liabilities:
Warranty	$3,113	$3,609
Compensation	2,247	3,540
Commissions	1,166	1,463
Acquisition charges	251	528
Income taxes	871	284
Other accrued expenses	2,329	2,615

Total	$9,977	$12,039

NOTE 4 – Comprehensive Income

The components of comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2001	2000	2001	2000

Net income (loss)	$(1,968)	$4,242	$2,620	$9,127
Other comprehensive income (loss):
Change in unrealized gain on investments	56	(21)	108	(48)
Currency translation adjustments	128	(166)	(209)	(22)

Other comprehensive income (loss)	184	(187)	(101)	(70)

Total comprehensive income (loss)	$(1,784)	$4,055	$2,519	$9,057

NOTE 5 – Operations by Industry Segment

             During the first quarter of fiscal 2001, the Company changed the structure of its internal organization following the IPS merger that became effective on the close of business December 22, 2000.

             The Company conducts business in three operating segments: flat panel display (“FPD”) products, printed circuit board (“PCB”) assembly and advanced semiconductor packaging inspection products (collectively, “semiconductor inspection products”) and cathode ray tube (“CRT”) display and glass inspection products.  The Company’s FPD products include test, repair and inspection equipment.  The Company’s FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials.  The Company’s FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes.  The Company’s semiconductor inspection products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs.  The Company’s CRT display and glass inspection products allow CRT and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

             Prior to the acquisition of Image Processing Systems in December 2000, the Company operated in the FPD and semiconductor inspection segments.  The Company’s management has determined the operating segments based upon the manner in which the business is managed and operated.  There are no significant intersegment sales or transfers, and the majority of the Company’s long-lived assets are located in the U.S.  The Company’s principal customers are primarily Asian-based FPD and CRT manufacturers and North American-based PCB assembly and advanced semiconductor packaging manufacturers.
             The Company’s operating segments consisted of the following:

	Three months ended June 30,		Nine months ended June 30,
(in thousands)	2001	2000	2001	2000

Net sales to external customers:
FPD products	$6,508	$17,533	$36,511	$45,409
Semiconductor inspection products	3,440	4,553	14,023	12,720
CRT display and glass inspection products	2,329	3,202	12,182	10,252

Consolidated net sales to external customers	$12,277	$25,288	$62,716	$68,381

Operating income (loss):
FPD products(1)	$(2,746)	$3,390	$1,132	$8,255
Semiconductor inspection products(1)	(79)	554	763	1,619
CRT display and glass inspection products(1)	(450)	(329)	(805)	(314)
Non-recurring acquisition charges	-	-	(2,325)	(860)

Consolidated operating income (loss)	$(3,275)	$3,615	$(1,235)	$8,700

(1)         Excludes non-recurring acquisition charges.

NOTE 6 – Earnings Per Share

             Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Common equivalent shares consist of stock options issued to employees under employee stock option plans and of warrants.  As the Company incurred a loss for the three months ended June 30, 2001, the effect of dilutive securities totaling approximately 837,000 weighted average shares from employee stock options and warrants has been excluded from the computation of diluted earnings per share as their effect is antidilutive.

	Three months ended June 30,		Nine months ended June 30,
(in thousands, except per share data)	2001	2000	2001	2000

Numerator:
Net income (loss) for basic and diluted earnings per share:	$(1,968)	$4,242	$2,620	$9,127
Denominator:
Weighted average shares for basic earnings per share	13,014	12,724	12,983	11,642
Effect of dilutive securities:
Employee stock options	-	1,030	737	1,091
Warrants	-	7	7	86

Weighted average shares for diluted earnings per share	13,014	13,761	13,727	12,819

Basic earnings (loss) per share	$(0.15)	$0.33	$0.20	$0.78
Diluted earnings (loss) per share	$(0.15)	$0.31	$0.19	$0.71

NOTE 7 – Non-Recurring Acquisition Charges

             In December 2000, the Company acquired IPS in exchange for approximately 1,139,000 shares of its common stock with the acquisition accounted for as a pooling of interests.  IPS shareholders received 0.0447 exchangeable shares for each common share of IPS held that can be exchanged into Photon Dynamics’ common stock on a one-for-one basis at any time within 5 years.  The Company incurred $2.3 million in acquisition related charges primarily of legal, accounting and integration fees.

             In November 1999, the Company acquired CR Technology, Inc. (“CR Technology”) in exchange for approximately 1,835,000 shares of its common stock with the acquisition accounted for as a pooling of interests.  The Company incurred $860,000 in acquisition related charges primarily of legal, accounting and investment banking fees.

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

NOTE 8 – Income Taxes

             The provision for income taxes was a benefit of $241,000 and an expense of $468,000 for the three- and nine-month periods ended June 30, 2001 compared to expense of $1.0 million and $2.1 million for the same periods in the prior fiscal year.  The effective tax rate was (11)% and 19% for the three-month periods ended June 30, 2001 and 2000, respectively.  The effective tax rate was 9% and 18% excluding non-recurring acquisition expenses for the nine-month periods ended June 30, 2001 and 2000, respectively.  The effective tax rate in all periods was lower than the statutory U.S. tax rate of 35% due to the utilization of net operating losses and credit carryforwards.

NOTE 9 – Commitments and Contingencies

             The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc. filed on April 30, 2001.  The plaintiff in this action has purported to assert several causes of action arising out of the alleged misrepresentation and enforcement of the Company’s insider trading policy and is seeking damages of approximately $17.7 million.  While the Company intends to vigorously contest this action, the Company cannot predict the outcome of this litigation.  The Company believes that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operation.

NOTE 10 – Derivative Instruments and Hedging Activities

             On October 1, 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  FAS 133, as amended, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities.  The Company currently does not hold any derivative instruments and does not engage in hedging activities.  Therefore, the adoption of FAS 133, as amended, has not had any impact on its consolidated financial position or results of operations.
NOTE 11 – Recently Issued Accounting Pronouncements

             In June 2000, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101B, Second Amendment: Revenue Recognition in Financial Statements (“SAB 101B”).  SAB 101B amends Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.  SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements.  The Company is required to adopt SAB 101 in the fourth quarter of its fiscal year ending September 30, 2001.  Accordingly, any revenues reported prior to October 1, 2000 and revenue reported for the first three quarters of fiscal 2001 that do not meet SAB 101’s guidance will be deferred and recorded as revenue in whatever future periods SAB 101 guidance is met.  Changes in the Company’s revenue recognition policy resulting from the interpretation and implementation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle with a cumulative catch up adjustment as of October 1, 2000 in the fiscal year ending September 30, 2001, with the appropriate restatement of interim periods as required by FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  The Company’s reported results of operations for the 12 months ending September 30, 2001 will include a cumulative adjustment for all prior annual and interim periods as if SAB 101 had been adopted on October 1, 2000.  While the Company believes that the adoption of SAB 101 will have an impact on its reported results of operations, it believes that SAB 101 will not affect the underlying strength or weakness of its business operations as measured by the dollar value of its product shipments and cash flows.

NOTE 12 – Subsequent Event

             On July 17, 2001, the Company acquired Intelligent Reasoning Systems Inc. (“IRSI”), a privately-held company.  IRSI manufactures in-line, advanced optical inspection equipment for the electronic manufacturing services and high-density interconnect markets.  The Company acquired IRSI in exchange for approximately 636,000 shares of common stock.  The transaction will be accounted for as a purchase, and the purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed based on management estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, or strategies regarding the future.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those in such forward-looking statements.  Factors that could cause actual results to differ materially are those discussed under “Factors Affecting Operating Results” at the end of this Item 2. and elsewhere in this Form 10-Q.

             The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1. above and with our audited financial statements and notes thereto for the year ended September 30, 2000 contained in our Annual Report on  Form 10-K filed November 7, 2000.
Results of Operations

             We are a leading global supplier of integrated yield management solutions for the display, electronics and glass markets.  Our patented image acquisition and image processing technology, electro-optical design and systems engineering expertise are currently used for test and repair of FPDs; inspection of CRT display and automotive glass; and inspection of advanced semiconductors and printed wiring assembly packaging solutions. We develop systems that enable manufacturers to collect data from the production line, analyze it, and quickly diagnose and repair process-related defects. We focus specifically on delivering solutions that help manufacturers decrease material costs and improve throughput.

             Revenue.  Revenue for the three-month period ended June 30, 2001 was $12.3 million compared to $25.3 million for the same period in the prior fiscal year, representing a decrease of 51%.  Sales of FPD products represented $6.5 million, or 53% of revenue, for the three-month period ended June 30, 2001 compared to $17.5 million, or 69% of revenue, for the same period in the prior fiscal year.  Sales of semiconductor inspection products represented $3.5 million, or 28% of revenue, for the three-month period ended June 30, 2001 compared to $4.6 million, or 18% of revenue, for the same period in the prior fiscal year.  Sales of CRT display and glass inspection products represented $2.3 million, or 19% of revenue, for the three-month period ended June 30, 2001 compared to $3.2 million, or 13% of revenue, for the same period in the prior fiscal year.  The decrease in revenue across all market segments was attributable to the delayed capital spending plans by our customers due to the recent economic downturn.

             Revenue for the first nine months of fiscal 2001 was $62.7 million compared to $68.4 million for the same period in the prior fiscal year, representing a decrease of 8%.  Sales of FPD products represented $36.5 million, or 58% of revenue, for the first nine months of fiscal 2001 compared to $45.4 million, or 66% of revenue, for the same period in the prior fiscal year.  This decrease in revenue was primarily attributable to the delayed capital spending plans by our FPD customers due to the recent economic downturn.  Sales of semiconductor inspection products represented $14.0 million, or 22% of revenue, for the first nine months of fiscal 2001 compared to $12.7 million, or 19% of revenue, for the same period in the prior fiscal year.  Sales of CRT display and glass inspection products represented $12.2 million, or 20% of revenue, for the first nine months of fiscal 2001 compared to $10.3 million, or 15% of revenue, for the same period in the prior fiscal year.  The increase in revenue for these two market segments was primarily attributable to the number of units sold due to increased capital spending by CRT, PCB assembly and advanced semiconductor packaging manufacturers during the first three months of fiscal 2001.

             Gross Margin.  Gross margins were 36% for the three-month period ended June 30, 2001 compared to 47% for the same period in the prior fiscal year.  Gross margins from FPD products decreased to 29% for the three-month period ended June 30, 2001 from 48% for the same period in the prior fiscal year.  This decrease was attributable to decreased capacity utilization resulting from the lower production volume of FPD products.  Gross margins from semiconductor inspection products decreased to 44% for the three-month period ended June 30, 2001 from 45% for the same period in the prior fiscal year.  This decrease was attributable to increased customer support costs associated with the increase in the installed base of semiconductor inspection products.  Gross margins from CRT display and glass inspection products were 41% for both three-month periods ended June 30, 2001 and 2000.

             Gross margins were 43% for the nine-month period ended June 30, 2001 compared to 46% for the same period in the prior fiscal year.  Gross margins from FPD products decreased to 45% for the first nine months of fiscal 2001 from 47% for the same period in the prior fiscal year.  This decrease was attributable to decreased capacity utilization resulting from the lower production volume of FPD products during the three-month period ended June 30, 2001 which was offset by the mix of higher margin products sold during the first half of fiscal 2001 as compared to the same period in the prior fiscal year.  Gross margins from semiconductor inspection products decreased to 44% for the first nine months of fiscal 2001 from 46% for the same period in the prior fiscal year.  This decrease was attributable to increased customer support costs associated with the increase in the installed base of semiconductor inspection products.  Gross margins from CRT display and glass inspection products decreased to 38% for the first nine months of fiscal 2001 from 42% for the same period in the prior fiscal year.  This decrease was primarily attributable to an OEM shipment during the first three months of fiscal 2001 having a lower gross margin than typical product shipments.  Overall gross margins will fluctuate on a quarterly basis due to production volume, product mix and other factors.
             Research and Development.  Research and development expenses were $3.8 million and $12.9 million for the three- and nine-month periods ended June 30, 2001, respectively, compared to $3.9 million and $9.6 million for the same periods in the prior fiscal year.  As a percentage of revenue, research and development expenses were 31% and 21% for the three- and nine-month periods ended June 30, 2001, respectively, compared to 15% and 14% for the same periods in the prior fiscal year.  The decrease in research and development expenses for the three-month period ended June 30, 2001 was primarily attributable to reduced incentive compensation expenses in the FPD and CRT display and glass segments as a result of the recent economic downturn.  The increase in research and development expenses for the first nine months of fiscal 2001 was primarily the result of expenses for new FPD product development and enhancements to existing FPD products in addition to increased expenses related to new product development for semiconductor and CRT display and glass inspection products during the first half of fiscal 2001.

             Selling, General and Administrative.  Selling, general and administrative expenses were $3.9 million and $13.3 million for the three- and nine-month periods ended June 30, 2001, respectively, compared to $4.4 million and $12.2 million for the same periods in the prior fiscal year.  As a percentage of revenue, selling, general and administrative expenses were 32% and 21% for the three- and nine-month periods ended June 30, 2001, respectively, compared to 17% and 18% for the same periods in the prior fiscal year.  The decrease in selling, general and administrative expenses for the three-month period ended June 30, 2001 is primarily attributable to lower compensation related expenses and spending as a result of decreased sales of FPD products.  The increase in selling, general and administrative expenses for the first nine months of fiscal 2001 was primarily attributable to higher selling expenses and to the investment in additional personnel to support the growth in semiconductor inspection products.

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

             Interest Income and Other, Net.  Interest income and other, net was $1.1 million and $4.3 million for the three- and nine-month periods ended June 30, 2001, respectively, compared to $1.6 million and $2.5 million for the same periods in the prior fiscal year.  The decrease for the three-month period ended June 30, 2001 was primarily attributable to decreased  interest income as a result of lower interest rates on cash and investment balances offset in part by higher average cash and investment balances.  The increase for the first nine months of fiscal 2001 was primarily attributable to interest income on higher average cash and investment balances as a result of the net proceeds from a public offering in February 2000 and cash flows from operations since that date.

             Provision for Income Taxes.  The effective tax rate for the three- and nine-month periods ended June 30, 2001 was (11)% and 15%, respectively, compared to an effective tax rate of 19% for both periods in the prior fiscal year.  The effective tax rate in all periods was lower than the statutory rate due to the utilization of net operating losses and credit carryforwards.
Liquidity and Capital Resources

             We have financed our growth primarily through a combination of cash flows from operations, public stock offerings, lines of credit and loans.  Working capital was $120.0 million as of June 30, 2001 compared to $126.0 million as of September 30, 2000.  A major component of working capital was $101.8 million of cash, cash equivalents and short-term investments as of June 30, 2001 compared to $102.7 million as of September 30, 2000.

             Operating Activities.  Cash provided by operating activities was $9.1 million for the nine-month period ended June 30, 2001 compared to $4.2 million for the same period in the prior fiscal year.  The increase in cash provided by operating activities was primarily due to decreases in accounts receivable and inventories offset in part by decreases in accounts payable and other current liabilities.

             Investing Activities.  Cash used in investing activities was $9.9 million for the nine-month period ended June 30, 2001 compared to cash used in investing activities of $41.7 million for the same period in the prior fiscal year.  The cash used during the nine-month period ended June 30, 2000 was primarily due to the investment of net proceeds from the Company’s public offering in February 2000.  Capital expenditures were $10.9 million for the nine-month period ended June 30, 2001 compared to $1.2 million for the same period in the prior fiscal year.  In March 2001, we purchased a new 22,000 square foot facility in San Jose, California for $6.0 million.  The remaining capital expenditures during the nine-month period ended June 30, 2001 were primarily for internal test and repair equipment.

             Financing Activities.  Cash provided by financing activities was $1.0 million for the nine-month period ended June 30, 2001 compared to $87.6 million for the same period in the prior fiscal year.  The cash provided during the nine-month period ended June 30, 2000 was primarily attributable to a public offering of 2,000,000 shares of our common stock in which we sold approximately 1,321,000 shares for proceeds of approximately $68.0 million, net of issuance costs, in February 2000.  In March 2000, we received additional proceeds of approximately $15.6 million as a result of the underwriters exercising their over-allotment option.

             We have a borrowing capacity of $4.0 million available under a bank line of credit, secured by substantially all of our assets, that expires in March 2002.  Our wholly-owned subsidiary, CR Technology, has an unsecured borrowing capacity of $1.5 million under a bank line of credit that expires in February 2003.  Both credit facilities bear interest at the bank’s prime rate.  Our wholly-owned subsidiary, IPS, has a borrowing capacity of $1.2 million available under a bank line of credit secured by substantially all of IPS’s assets and bearing interest at the Canadian prime rate plus 3 percent.  At June 30, 2001, no amounts were outstanding under the lines of credit, and we were in compliance with all bank covenants.

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

Customer Concentration

             The FPD industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s FPDs.  Sales of FPD products represented 58% and 66% of our revenue for the nine-month period ended June 30, 2001 and fiscal 2000, respectively.  Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”) and Quanta, both of whom are customers of our FPD products, and LG Electronics and Samsung, both of whom are customers of our FPD and CRT display and glass inspection products, accounted for 55% of revenue for the nine-month period ended June 30, 2001.  Hyundai and Unipac, both of whom are customers of our FPD products, and LG Electronics and Samsung, both of whom are customers of our FPD and CRT display and glass inspection products, accounted for 58% of revenue in fiscal 2000.  If one or more of our major customers ceased or significantly curtailed their purchases, our results of operations would be harmed.

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

International Operations

             Sales to Japan, Taiwan, Korea and China accounted for 73% and 75% of our revenue for the nine-month period ended June 30, 2001 and fiscal 2000, respectively.  We expect sales to these countries to continue to represent a significant percentage of revenue.  A number of factors may harm our international sales and operations, including:

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
Key Suppliers

             We obtain some of the components for our systems from a single source or a limited group of suppliers.  For example, we currently obtain materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for our FPD products from single source suppliers.  We also currently obtain X-ray sources for our PCB assembly and advanced semiconductor packaging products from limited source suppliers.  Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for these components may not be available on favorable terms or at all.  The loss of one or more sole or limited source suppliers could harm our results of operations and damage customer relationships.  Furthermore, a significant increase in the price of one or more of these components could harm our results of operations.

Japanese Market and Competition

             We believe that competing Japanese companies in the FPD industry have a competitive advantage in Japan because of the preference of some Japanese customers for local equipment suppliers.  Historically, foreign companies have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.  Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our FPD products in Japan.  For the nine-month period ended June 30, 2001 and fiscal 2000, 14% and 6% of our revenue came from sales to IHI, respectively.  If IHI reduced the resources allocated to the customization, sale and support of our FPD products in Japan, our business would be harmed.

             In addition, IHI’s rights to continue as our exclusive value-added reseller in Japan are currently unresolved.  IHI may have the right to market some or all of our FPD products in Japan on an exclusive basis, even as to us.  If so, we may not be able to compete effectively in Japan.  Although IHI must purchase some critical components from us, IHI may manufacture competing array test systems based on our technology.  If this occurs, our business could be harmed.

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

Competition

             The FPD, CRT and PCB assembly and advanced semiconductor packaging industries are highly competitive.  We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than we do and have larger service organizations and long-standing customer relationships.  Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics.  Competitive pressures may force price reductions that could harm our results of operations.  Our customers may also develop technology and equipment that may reduce or eliminate their need to purchase our products.  Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue maintaining a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

New Products and Processes

             We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop and manufacture new products.  For example, the size of FPD substrates and resolution of FPDs have changed frequently and may continue to change thus requiring us to redesign or reconfigure our FPD products.  Similarly, as semiconductors, PCBs, semiconductor packaging and CRT display technologies have become more complex, our wholly owned subsidiaries, CR Technology and IPS, have been forced to continually redefine their product offerings.  In addition, a substantial portion of our revenue is derived from sales of products based upon active matrix liquid crystal display (“AMLCD”) technology.  An industry shift away from AMLCD technology to existing or new competing technologies could reduce the demand for our products and harm our business.

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

Key Employees

             Our future success depends in part upon our ability to retain key personnel, particularly senior management and engineers.  We also need to attract additional skilled personnel in all areas of our business to grow.  There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future.  Other than Kenneth Wawrew, Vice President of Photon Dynamics and President, CRT Display and Glass Division, we generally do not have employment contracts with and do not maintain key person life insurance on any of our key employees.

Acquisitions

             We have recently acquired Intelligent Reasoning Systems Inc. (“IRSI”), and we may pursue additional acquisitions of complementary product lines, technologies or businesses.  Acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could harm our profitability.  In addition, current acquisitions such as IRSI or future acquisitions involve numerous risks, including the assumption of unknown liabilities, difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management’s attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience, and the potential loss of key employees of the acquired company.  There can be no assurance that we will be able to successfully integrate IRSI or accurately predict the effect of future acquisitions on our business or operating results.

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

Impact of Accounting Pronouncements

             In June 2000, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101B, Second Amendment: Revenue Recognition in Financial Statements (“SAB 101B”).  SAB 101B amends Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), to defer the implementation date of SAB 101 for registrants until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.  SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements.  We are required to adopt SAB 101 in the fourth quarter of our fiscal year ending September 30, 2001.  Accordingly, any revenues reported prior to October 1, 2000 and revenue reported for the first three quarters of fiscal 2001 that do not meet SAB 101’s guidance will be deferred and recorded as revenue in whatever future periods SAB 101 guidance is met.  Changes in our revenue recognition policy resulting from the interpretation and implementation of SAB 101 would not involve the restatement of prior fiscal year statements, but would, to the extent applicable, be reported as a change in accounting principle with a cumulative catch up adjustment as of October 1, 2000 in the fiscal year ending September 30, 2001, with the appropriate restatement of interim periods as required by FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Our reported results of operations for the 12 months ending September 30, 2001 will include a cumulative adjustment for all prior annual and interim periods as if SAB 101 had been adopted on October 1, 2000.  While we believe that the adoption of SAB 101 will have an impact on our reported results of operations, we believe that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

                     As of June 30, 2001 the current foreign exchange exposure in all international operations is deemed to be immaterial. We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations. Accordingly, we do not use derivative financial investments to hedge our current foreign exchange exposure.

Market Risk

                     As of June 30, 2001, our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We do not have derivative financial instruments in our portfolio. We believe that a sudden change in interest rates would not be material to the value of our short-term investment portfolio.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

             Photon Dynamics and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara.  The plaintiff in this action has purported to assert several causes of action under state law arising out of the alleged misrepresentation and enforcement of the Company's insider trading policy and is seeking damages of approximately $17.7 million.  While Photon Dynamics intends to vigorously contest this action, we cannot predict the outcome of this litigation.  We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operation.

Item 2.         Changes in Securities and Use of Proceeds

             Effective July 16, 2001, we issued a total of 635,918 shares of our common stock to 53 preferred shareholders of Intelligent Reasoning Systems Inc. (“IRSI”) in connection with our acquisition of IRSI in a stock-for-stock merger.  In addition, we issued a total of 63,092 shares to one former creditor of IRSI, who received these shares as consideration for the repayment of $1,688,242 of outstanding debt of IRSI.  We also issued a warrant to purchase 28,766 shares of our common stock at an exercise price of $54.23 per share to one warrant holder of IRSI as a replacement warrant for an IRSI warrant assumed in the acquisition.  The shares of common stock and warrant were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, in that all of the entities that received our common stock and warrant, with the exception of only two of the shareholders of IRSI, were “accredited investors” as defined in Regulation D.

Item 3.         Defaults Upon Senior Securities

             Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

             Not applicable.

Item 5.         Other Information

             Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

(a)      Exhibits
Number	Exhibit

4.1(1)	Restated Articles of Incorporation, as amended, of Registrant.
4.2(2)	Bylaws of Registrant.
4.3(3)	Certificate of Determination.

Key to Exhibits:
(1)	Incorporated by reference to the exhibit so designated of Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on November 15, 1995.
(2)	Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-KSB filed with the SEC on December 18, 1998.
(3)	Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2000.

(b)      Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By: /s/ RICHARD L. DISSLY

Richard L. Dissly
Chief Financial Officer and Secretary

Dated: August 10, 2001

EXHIBIT INDEX

Number	Exhibit

4.1(1)	Restated Articles of Incorporation, as amended, of Registrant.
4.2(2)	Bylaws of Registrant.
4.3(3)	Certificate of Determination.

Key to Exhibits:
(1)	Incorporated by reference to the exhibit so designated of Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission ("SEC") on November 15, 1995.
(2)	Incorporated by reference to Exhibit 3.2 of Registrant's Form 10-KSB filed with the SEC on December 18, 1998.
(3)	Incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2000.