Form 10-K
period 2001-09-30
PHOTON DYNAMICS INC
filed 2001-12-06
CIK 1002663

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2001

                         Commission File Number 0-27234

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

      Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of November 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was $428,402,515. Shares of common stock held by each officer and director and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

      As of November 26, 2001, there were 13,932,261 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III hereof.

================================================================================

                              PHOTON DYNAMICS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                            Page

PART I ........................................................................1

Item 1. Business ..............................................................1

Item 2. Properties ...........................................................12

Item 3. Legal Proceedings ....................................................12

Item 4. Submission of Matters to a Vote of Security Holders ..................13

PART II ......................................................................14

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters ..................................................14

Item 6. Selected Financial Data ..............................................15

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ............................................17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..........27

Item 8. Financial Statements and Supplementary Data ..........................28

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS ............................29

CONSOLIDATED BALANCE SHEETS ..................................................31

CONSOLIDATED STATEMENTS OF OPERATIONS ........................................32

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ..............................33

CONSOLIDATED STATEMENTS OF CASH FLOWS ........................................34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...................................36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .............................................56

PART III .....................................................................57

Item 10. Directors and Executive Officers of the Registrant ..................57

Item 11. Executive Compensation ..............................................57

Item 12. Security Ownership of Certain Beneficial Owners and Management ......57

Item 13. Certain Relationships and Related Transactions ......................57

PART IV ......................................................................57

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .....57

Signatures ...................................................................61


                                       i.

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth under the caption "Factors Affecting Operating Results" in Part II Item 7 of this Form 10-K and elsewhere in this Form 10-K. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

                                     PART I

Item 1. Business

Introduction

      Photon Dynamics, Inc. (the "Company") is a leading provider of yield management solutions to the flat panel display ("FPD") industry. The acquisition of CR Technology, Inc. ("CR Technology") in November 1999, Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS") in December 2000 and Intelligent Reasoning Systems, Inc. ("IRSI") in July 2001 complemented our core capabilities of data acquisition, image analysis and systems engineering. As a result, we also offer yield management solutions for the printed circuit board ("PCB") assembly and advanced semiconductor packaging industries and the cathode ray tube ("CRT") display and CRT glass and auto glass industries. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process.

      Photon Dynamics, Inc. is a California corporation incorporated on March 1, 1983.

Industry Background

      Advancing technology and increasing demand for connectivity among electronic devices have promoted the development and growing use of increasingly sophisticated mobile electronic devices, such as notebook computers, cellular phones, personal digital assistants and portable video games. Consequently, manufacturers of mobile electronic devices are continually seeking ways to increase the performance and quality as well as reduce the size, weight and power requirements of the components incorporated into these devices such as displays, electronic assemblies and semiconductors. For stationary devices, including desktop computer monitors and televisions, consumers have increasingly demanded higher resolution and performance as well as reduced footprint, power consumption and heat emission. In response to these market demands, the desktop monitor and television industries have increasingly adopted FPDs as an alternative to traditional CRT technology.

      PCB assembly and advanced semiconductor packaging and CRT display and glass manufacturers are seeking to improve the quality and reduce the cost of their products by improving manufacturing yields and throughput. To do so, they are increasing the use of more advanced test, repair and inspection equipment and other yield management technologies.

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

      The highest performance FPD available today is the active matrix liquid crystal display ("AMLCD") which produces full color images and operates at much faster refresh rates than earlier passive monochrome liquid crystal displays. The color capability, resolution, speed and picture quality of AMLCDs currently make these displays a preferred choice for high performance portable computer, multimedia and other applications requiring the display of video and graphics.

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

      CRT Display, CRT Glass and Auto Glass Industry

      Each TV, computer monitor and CRT must be inspected, adjusted and aligned to ensure that its picture is focused, has the specified size and color, and is properly positioned on the screen. Historically, inspection and adjustment have been performed manually, using hand-held instruments and special templates. Manual inspections and adjustments are a time-consuming and error-prone part of the CRT display manufacturing process and require skilled operators and technicians.

      The need for improved yield and quality has also increased in the glass components used in the manufacture of televisions and computer monitors. The two major glass components for inspection are "face plate panels" (the front of the television or computer monitor tube) and "funnels" (the funnel - shaped glass component behind the faceplate).

      Increased consumer demand for higher quality in automobiles has resulted in automobile manufacturers insisting on more stringent quality specifications for automotive glass, in addition to reducing the acceptable parts per million
(ppm) defect rate. Currently, the primary method of inspection is by the human eye. However, human inspection is inconsistent, expensive and unable to collect precise data to trace cause of defects and correct the process.

FPD Products

      Our FPD yield management products include test, repair and inspection equipment. Our test and inspection equipment can identify and characterize defects at early stages of the manufacturing process so that the panels may be repaired before the next stage or, if necessary, discarded, minimizing the loss of time and materials. Our test, repair and inspection systems use similar software-based controls, processing and graphical user interfaces. Products can be networked together so that defect data can be stored, analyzed and used throughout the manufacturing process. Our highly reliable systems are also compatible with a variety of material handling automation systems.

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

      Our next-generation ArrayChecker 3000 test system, which we began shipping in the fourth quarter of fiscal 2001, is an enhanced version of our earlier array test products with improved Voltage Imaging sensors, image processing software, graphical user interface and materials transport features. These enhancements substantially increase the throughput and reliability of our array test systems to provide throughput rates that are similar to or higher than traditional probe card based systems while accommodating the largest glass plate sizes currently anticipated in the industry. At the same time, our ArrayChecker 3000 test system provides substantially improved defect detection, while continuing to provide the superior functionality, flexibility and cost-efficient features of our earlier array test systems.

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

PCB Assembly and Advanced Semiconductor Packaging Products

      We also offer a broad line of X-ray and optical systems for non-destructive inspection of PCB assemblies and advanced semiconductor packaging. Customers use these systems to detect and identify defects on PCB assemblies and within advanced semiconductor packaging. Both our X-ray and optical inspection product lines are based on our proprietary image processing technology and are integrated with a graphical user interface designed for ease of use on the production line. Our user-friendly, flexible configuration interface is a critical feature for many of our customers whose manufacturing operations must cope with fast turnaround, short production runs and workforces with limited skills and high turnover rates. These products use a common Windows-based computing platform and can be networked together to provide factory and enterprise-wide access to product defect data. We offer fully automated systems for use in high volume production lines and also offer lower cost systems for use off the production line.

      X-ray Inspection Equipment. Our CRX X-ray inspection systems provide an effective, non-destructive means of verifying hidden solder connections such as under BGA packages. These systems also verify connections such as die attachments and wire bonds inside semiconductor packaging. Customers use the sharp, high magnification images provided by these CRX systems to analyze failures that cannot be detected by optical means. We offer a variety of CRX systems to meet customer requirements for handler size, resolution, magnification, power, pricing and other factors. PCB assembly manufacturers use our systems to inspect the hidden solder connections between PCBs and BGA devices. Semiconductor manufacturers use our systems to inspect for features within advanced semiconductor packaging, including die attach, wire bond and flip chip solder bump connections.

      Optical Inspection Equipment. Our optical inspection systems inspect PCB assemblies for defects either before or after the soldering step in the manufacturing process. Many of the defects detected by our systems cannot be detected electrically. Our family of systems inspect for component presence, correct component, orientation, polarity, skew, solder integrity and other defects. Our systems feature integrated cameras and lighting heads which pass over the surface of the PCB, selecting different magnifications depending on the size of the components. The 6000 system inspects sizes up to 20 by 20 inches on the production conveyor line and delivers the most comprehensive defect detection available. The 4000 and 6500 systems inspect sizes up to 18 by 20 inches with the 4000 providing comprehensive component, lead and solder-level defect detection and the 6500 providing value-added inspection at an economic price. The 7500 inspects sizes up to 17 by 19 inches and provides high-resolution color imagery and the fastest set-up time of our optical inspection systems.

      Combined X-ray and Automated Optical Inspection Systems. Our XRV combined X-ray and automated optical inspection equipment reduces handling, speeds throughput and saves floor space by simultaneously inspecting both visible and hidden features of PCB assemblies.

CRT Display, CRT Glass and Auto Glass Products

      CRT Display Inspection Equipment. Our optical inspection systems inspect CRT displays for defects after module assembly. The family of systems uses high-resolution cameras and a computer workstation to quantitatively measure visual characteristics such as contrast, luminance and color balance and to precisely locate and characterize defects. The 9200 system performs inspection and alignment without the need for operators. The 8200 system performs a comprehensive set of production line inspection and alignment tasks. The 7200 system is modular and performs a more limited set of inspection and alignment tasks and the 5200 system is a portable, hand held unit. Our systems can perform the same inspections and adjustments more quickly and more accurately than traditional manual methods and can automatically direct operators of our systems (who require minimal training and no special computer skills) through the inspection and alignment process, resulting in increased inspection accuracy, improved speed of production lines and reduced costs and higher productivity in manufacturing. Simple interactive graphics ensure that operators of our systems do not pass products that do not meet required specifications. All results can be recorded for management reporting, quality control analysis and product traceability and can be fully integrated with a manufacturer's management information system.

      CRT Glass Inspection Equipment. Our optical inspection systems inspect either curved or flat CRT glass panels in a variety of sizes early in the manufacturing process. Our systems detect and measure most glass defects, including scratches, pits, blisters, bubbles and stones. This fully-automated, non-contact, high-speed inspection system delivers improved product quality, reduced costs, increased productivity and data for process improvement. Our inspection systems are used to replace human inspection in detecting scratches and pits on the glass surface as well as bubbles and stones within the glass.

      Auto Glass Inspection Equipment. Our optical inspection systems inspect either flat or curved auto glass panels in a variety of different shapes and sizes. Flat glass inspection typically occurs after the cut-grind-wash operations and curved glass inspection occurs at the end of the production line but prior to the expensive operation of laminating. Our system detects and measures a wide variety of glass defects including scratches, pits, bubbles and stones. This integrated, turnkey solution including a precision conveyor provides a yield management solution to increase productivity and results in data for process improvement. Our systems combine imaging devices, along with advanced image analysis, to provide for the automated inspection of auto glass with greater inspection accuracy, throughput and data collection than obtained by traditional human inspection.

Customers

      We sell our products to FPD manufacturers, semiconductor manufacturers, PCB manufacturers, CRT display manufacturers and CRT and auto glass manufacturers. Most of our FPD customers are located in Japan, Taiwan and Korea, where FPD production is concentrated. The installed customer base for our FPD products includes eight out of the ten leading FPD manufacturers. The majority of our PCB assembly and advanced semiconductor packaging customers are located in the U.S. The majority of our CRT display manufacturers are in Japan, Taiwan, Korea and China. The majority of our CRT and auto glass manufacturers are in Europe and the U.S.

      We derive most of our revenue from a small number of customers, and we expect this to continue. During fiscal 2001, sales to three unaffiliated customers, Quanta Display Inc., LG Philips LCD Co., Ltd. and Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), each of whom are customers of our FPD products, accounted for 14%, 14% and 13% of revenue, respectively. Sales of our FPD products represented $38.3 million, $64.2 million and $31.6 million, or 54%, 68% and 51% of revenue, in fiscal 2001, 2000 and 1999, respectively. Sales of our PCB assembly and advanced semiconductor packaging products represented $18.1 million, $18.0 million and $13.9 million, or 25%, 19% and 22% of revenue, in fiscal 2001, 2000 and 1999, respectively. Sales of our CRT display and glass products represented $14.7 million, $12.5 million and $16.6 million, or 21%, 13% and 27% of revenue, in fiscal 2001, 2000 and 1999, respectively. See Note 11 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of revenues from external customers, profit and loss and total assets of our three reportable segments (FPD products, PCB assembly and advanced semiconductor packaging products, and CRT display and glass inspection products) during the last three years, as well as revenues from external customers attributable to geographic areas.

Sales and Service

      We sell our products for the FPD industry directly to our customers in Korea and Taiwan, and through our value-added reseller Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI") in Japan. We sell our products for the CRT display and glass industries directly, except in Japan where we use a sales representative. We sell our products for the PCB assembly and advanced semiconductor packaging markets primarily through sales representatives. We service our products worldwide directly, except in Japan, where IHI services our FPD products.

      We generally sell to our PCB assembly and advanced semiconductor packaging customers on net-30 day terms. For our FPD, CRT display and glass product customers our terms are typically 80% to 90% of payment due upon shipment with the remaining amount due upon final acceptance. We typically provide a limited warranty on our products for a period of one year. Our field service personnel provide customers with repair and maintenance services. As of September 30, 2001, we had 82 sales and service personnel, who were located as follows: 50 in Asia, 26 in North America and 6 in Europe.

      In the FPD, CRT display and CRT glass and auto glass markets, our sales and marketing strategy is to provide our customers with increased manufacturing yields and throughput, improved quality and greater overall efficiency in their manufacturing process. In the PCB assembly and advanced semiconductor packaging industries, we focus on high-end applications where our high-resolution, advanced image processing and optical inspection technologies and products provide our customers with product quality assurance capabilities. Our sales and marketing strategy is also to focus on the rapidly expanding contract manufacturing industry. Operating on narrow margins, contract manufacturers compete by reducing costs and improving quality, as well as promoting their advanced capabilities. These customers require flexible systems that are easy to set up and cost-efficient.

Research and Development

      The market for integrated yield management systems is characterized by rapid and continuous technological development and product innovation. We believe that it is necessary to maintain our competitive position through continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to research and development. Our research and development expenses, consisting primarily of personnel, consultants and prototype materials, were $17.1 million, $14.2 million and $8.1 million, or 24%, 15% and 13% of revenue, in fiscal 2001, 2000 and 1999, respectively. We also maintain close relationships with our customers, which helps us to remain responsive to their product needs.

      We are focusing our current research and development for the FPD market on increasing the performance of our array test, repair and inspection systems. Our current research and development for the PCB assembly and advanced semiconductor packaging markets is focused on increasing the performance, reliability and functionality of our inspection systems, expanding the application of our inspection systems for use in related markets and developing new optical inspection products. Our current research and development for the CRT display, CRT glass and auto glass markets is focused on increasing the performance, reliability and functionality of our inspection systems.

Manufacturing and Suppliers

      We manufacture our products for the FPD industry in San Jose, California, our PCB assembly and advanced semiconductor packaging products in Aliso Viejo, California and our CRT display, CRT glass and auto glass products in Markham, Ontario, Canada. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors.

      We obtain certain of the equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms, ultra high-resolution cameras and high-speed image processing systems for our FPD products from single source suppliers. We also currently obtain X-ray equipment for our PCB assembly and advanced semiconductor packaging products from limited source suppliers. Although we seek to reduce dependence on our single source and limited group suppliers, alternative sources of supply for such equipment may not be available or may be available on unfavorable terms. The partial or complete loss of a single source or limited group of suppliers or any delay in shipment from a single source or limited group of suppliers could at least temporarily harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of such equipment could harm our results of operations. To date we have not experienced the loss of any single source or limited group of suppliers or any delays in shipment.

      We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 16 weeks for our FPD and CRT glass and auto glass products and within 8 weeks for our CRT display, PCB assembly and advanced semiconductor packaging products. We maintain quality control through inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Although we assemble some components and final test our systems under limited clean room conditions, most of our manufacturing occurs in standard manufacturing space.

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

Patents and Other Proprietary Rights

      We protect our proprietary technology through various methods such as:

      o     patents and patent applications;
      o     trademarks;
      o     non-disclosure agreements; and
      o     trade secrets

      We have filed and obtained a number of patents in the United States and abroad and have also jointly filed patent applications in Japan with IHI. We intend to continue to pursue the legal protection of our technology through intellectual property laws.

      As of October 24, 2001, we have been issued 48 U.S. patents, of which 45 are active. The expiration dates of these patents range from 2006 to 2021. There are 15 pending U.S. patent applications. We have been issued 24 active non-U.S. patents and there are 55 pending non-U.S. patent applications. With only one exception, each non-U.S. patent is directly related to a counterpart U.S. patent.

      These patents and applications are relevant to our product technologies including:

      o     LCD panel testing
      o     LCD panel inspection
      o     LCD panel repair
      o     CRT and auto glass inspection
      o     CRT display inspection
      o     PCB assembly and advanced semiconductor packaging inspection

      There can be no assurance that patents will be issued from any of our pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect our technology. There can be no assurance that any patents held by us will not be challenged, invalidated or circumvented or that rights granted thereunder will provide us competitive advantages. In addition, there can be no assurance that we will be able to protect our technology or that competitors will not be able to independently develop similar or functionally competitive technology. Any invalidation of our intellectual property rights could harm our business.

Backlog

      Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. Our backlogs as of September 30, 2001 and 2000 were $31.5 million and $52.7 million, respectively.

Competition

      The worldwide market for integrated yield management systems is highly competitive. We face substantial competition in each of our operating segments from established companies, many of which have greater financial, engineering and manufacturing resources and have larger service organization and long-standing customer relationships with key existing and potential customers. We may also face future competition from new market entrants from other overseas and domestic sources or if IHI elects to begin competing with us.

      In the FPD industry, our competitors include Micronics Japan Corporation in array testing, NEC, NTN Corporation and Hoya Corporation in array repair and several competitors in the cell and module inspection market. In the X-ray inspection market, our competitors include Nicolet Imaging Systems, Agilent Technologies Inc. and Fein Focus. In the optical inspection market, our competitors include GSI Lumonics Inc., Hewlett-Packard Company and Omron USA, Inc. In the CRT display and CRT glass and auto glass industries, most of the competition comes from potential customers who have developed their own internal inspection systems.

      We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Our customers may choose to develop proprietary technology that may obviate or lessen their need to purchase our products. Moreover, increased competitive pressure may necessitate price based competition, which could harm our business, financial condition and results of operations.

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

Employees

      As of September 30, 2001, we employed 324 persons. No employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Business Combinations

      In December 2000, we acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS") in exchange for approximately 1,139,000 shares of our common stock with the acquisition accounted for as a pooling of interests. IPS shareholders received 0.0447 exchangeable shares for each common share of IPS held that can be exchanged into our common stock on a one-for-one basis at any time within 5 years. In addition, all outstanding IPS stock options were converted at the common stock exchange ratio into options to purchase our common stock. We incurred $2.3 million in acquisition related charges consisting primarily of legal, accounting and integration fees.

      In July 2001, we acquired Intelligent Reasoning Systems, Inc. ("IRSI"). IRSI is a designer and seller of automated optical inspection ("AOI") systems based on its proprietary adaptive knowledge-based technology. In connection with the acquisition we issued 699,010 shares of our common stock, valued at $19.8 million at closing, made payments of approximately $1.4 million related to costs of the transaction, assumed a warrant, fair valued at $534,000, which upon closing of the acquisition and pursuant to the terms therein, became exercisable for 28,766 shares of our common stock and assumed $12.3 million in liabilities. For further details regarding our business combinations, please see
Note 3 of Notes to Consolidated Financial Statements.

Executive Officers of the Registrant

        Name            Age                       Position
        ----            ---                       --------

Vincent F. Sollitto      53     President, Chief Executive Officer and Director
Richard L. Dissly        57     Chief Financial Officer and Secretary
William K. Pratt         64     Chief Technical Officer
Bernard T. Clark         57     Vice President and President, Flat Panel Display
                                Division
Bruce P. Delmore         40     Vice President and President, Electronics
                                Division
Jon R. Hopper            40     Senior Vice President, Sales and Support
                                Organization
Kenneth Wawrew           52     Vice President, Business Development
Jeffrey A. Hawthorne     43     Vice President and President Image Processing
                                Systems Division
Steve Song               46     Vice President, Sales

      Vincent F. Sollitto has been Chief Executive Officer since June 1996 and has been a member of our board of directors since July 1996. From August 1993 to 1996, he was the General Manager of Business Unit Operations for Fujitsu Microelectronics Inc., a semiconductor and electronics company. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to joining Supercomputer Systems, Incorporated, Mr. Sollitto spent twenty-one years in various management positions at International Business Machines Corporation, an information technology service company, including Director of Technology and Process. Mr. Sollitto serves as a director of Irvine Sensors Corp., a compact packages technology company, Applied Films Corporation, a thin film deposition equipment company and Ultratech Stepper, Inc., a photolithography equipment company. Mr. Sollitto holds a B.S. degree in Electrical Engineering from Tufts College.

      Richard L. Dissly has been Chief Financial Officer since November 1998. He was appointed Secretary of the Company in October 1999. He was Chief Financial Officer of Semaphore Communications, a network equipment provider, from January 1997 until October 1998 and Chief Financial Officer of CrossCheck Technology, an electronics design automation company, from July 1992 until December 1996. He currently serves on the board of directors of Nextest Systems, Inc.

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

      Bernard T. Clark has been Vice President and President, Flat Panel Display Division since February 2001. From May 2000 to February 2001 he was Vice President, Manufacturing and Field Operations. From 1995 until 2000, Mr. Clark was the Director of Process and Product Assurance for IBM Storage Systems Division, an information technology service company.

      Bruce P. Delmore has been Vice President and President, Electronics Division since August 2001. From August 1999 to August 2001 he was Vice President of Marketing, Strategy and Business Development. He was President of Strategos Group, a strategy consulting firm, from 1997 until 1999. From 1994 until 1997, Mr. Delmore held several executive positions including Director of EDA and Strategic ASIC Development at Fujitsu Microelectronics, a semiconductor and electronics company.

      Jon R. Hopper has been Senior Vice President of Sales and Support Organization since July 2001. From October 1998 to July 2001, Mr. Hopper was Chief Executive Officer of Intelligent Reasoning Systems, Inc., a supplier of capital equipment to the electronics manufacturing industry. From July 1997 to October 1998, he served as Group Vice President for Electro Scientific Industries ("ESI"), a supplier of capital equipment to the semiconductor and electronics manufacturing industries. From January 1995 to July 1997, he served as Chief Executive Officer of Dynamotion Corp. until Dynamotion was acquired by ESI.

      Kenneth Wawrew has been Vice President, Business Development since November 2001. Mr. Wawrew joined the Company in December 2000 as Vice President and President, Image Processing Division. From October 1995 to

December 2000 he held various management positions at Photon Dynamics Canada Inc., formerly known as Image Processing Systems ("IPS"), an optical inspection company.

      Jeffrey A. Hawthorne has been Vice President and President, Image Processing Systems Division since November 2001. Mr. Hawthorne joined the Company in 1991 and has held a series of other management positions including Vice President, Development from September 1994 to November 2001.

      Steve Song has been Vice President, Sales since August 1998. Mr. Song joined the Company in April 1994 as the Korean Sales and Support Manager. He was promoted to Director of Korean Operations in August 1995 and established the Company's Korean subsidiary.

Item 2. Properties

      Our corporate headquarters are located in San Jose, California and consist of a 52,000 square foot facility for FPD equipment manufacturing and operations. We own an additional 22,000 square feet in San Jose, California for sales and marketing and administration. We lease 19,700 square feet in Aliso Viejo, California for PCB assembly and advanced semiconductor inspection equipment manufacturing and operations. We lease 35,200 square feet in Austin, Texas for PCB assembly and advanced semiconductor inspection equipment research and development, sales, service and administration. We lease 50,000 square feet in Markham, Ontario, Canada for CRT display, CRT glass and auto glass inspection equipment manufacturing and operations. In addition, we lease office space for our sales and service operations in Tokyo, Japan; Hsinchu, Taiwan; Seoul, Korea; Surrey, England; Eindhoven, Netherlands and Beijing, China.

      The table below summarizes information concerning our properties at September 30, 2001:

          Location               Type                  Principal Use
          --------               ----                  -------------

San Jose, California.......  Office, plant   Corporate Headquarters, Research
                             and warehouse   and Development, Manufacturing,
                                             Sales and Marketing, Service and
                                             Administration

San Jose, California.......  Office          Sales and Marketing and
                                             Administration

Aliso Viejo, California....  Office, plant   Research and Development,
                             and warehouse   Manufacturing, Sales and Marketing,
                                             Service and Administration

Austin, Texas..............  Office          Research and Development, Sales,
                                             Service and Administration

Markham, Ontario, Canada...  Office, plant   Research and Development,
                             and warehouse   Manufacturing, Sales and Marketing,
                                             Service and Administration

Tokyo, Japan...............  Office          Sales and Service

Hsinchu, Taiwan............  Office          Sales and Service

Seoul, Korea...............  Office          Sales and Service

Surrey, England............  Office          Sales and Service

Eindhoven, Netherlands.....  Office          Sales and Service

Beijing, China.............  Office          Sales and Service

Item 3. Legal Proceedings

      We and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has purported to assert several causes of action under state law arising out of the alleged misrepresentation and enforcement of our insider trading policy and is seeking damages of approximately $17.7 million. While we intend to vigorously contest this action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the quarter ended September 30, 2001.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Common Stock Market Price

      Our common stock commenced trading on the Nasdaq National Market on November 15, 1995 under the symbol "PHTN." The closing price for our common stock as reported by the Nasdaq National Market on September 28, 2001 was $23.15 per share. As of September 28, 2001, there were approximately 180 shareholders of record of our common stock. The following table sets forth the high and low sales prices of our common stock as traded on the Nasdaq National Market for the periods indicated.

Fiscal 2001 Quarter ended  December 31, 2000  March 31, 2001  June 30, 2001  September 30, 2001
-------------------------  -----------------  --------------  -------------  ------------------
High                              $43.063        $27.625         $33.300             $39.970
Low                               $19.938        $16.875         $18.063             $22.010

Fiscal 2000 Quarter ended  December 31, 1999  March 31, 2000  June 30, 2000  September 30, 2000
-------------------------  -----------------  --------------  -------------  ------------------
High                              $43.250        $94.375         $78.375             $87.938
Low                               $20.125        $32.375         $43.750             $35.000

      We have never declared or paid any cash dividends to our shareholders and we have agreed not to pay cash dividends under our current bank line of credit. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

      In July 2001, we completed the acquisition of Intelligent Reasoning Systems, Inc. ("IRSI"). IRSI is a designer and seller of automated optical inspection ("AOI") systems based on its proprietary adaptive knowledge-based technology. In connection with the acquisition, we issued 699,010 shares of our common stock, valued at $19.8 million at closing, made payments of approximately $1.4 million related to costs of the transaction, assumed a warrant, fair valued at $534,000, which upon closing of the acquisition and pursuant to the terms therein, became exercisable for 28,766 shares of our common stock and assumed $12.3 million in liabilities. The shares were issued in reliance on Regulation D promulgated under Section 4(2) of the Securities Act of 1933, in that the recipients of the shares were accredited investors as defined in Regulation D, and no general solicitation was made in connection with the transaction.

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 2001, 2000 and 1999 and the consolidated balance sheet data as of September 30, 2001 and 2000 are derived from the consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 1998 and 1997 and the consolidated balance sheet data as of September 30, 1999, 1998 and 1997 are derived from consolidated financial statements not included in this report.

Year ended September 30,
(in thousands, except per share data)             2001           2000          1999        1998        1997
--------------------------------------------   ---------       --------      --------    --------    --------
Statement of Operations Data:
Revenue ....................................   $  71,083       $ 94,757      $ 62,011    $ 41,061    $ 43,175
Income (loss) from operations ..............     (11,522)(1)     12,554(2)      3,637      (4,843)     (4,111)
Income (loss) before cumulative effect of
   change in accounting principle ..........      (6,567)(1)     13,535(2)      3,118      (4,617)    (11,110)
Cumulative effect of change in accounting
   principle ...............................      (6,560)(3)         --            --          --          --
Net income (loss) ..........................   $ (13,127)      $ 13,535(2)   $  3,118    $ (4,617)   $(11,110)
Net income (loss) per share before
   cumulative effect of change in accounting
   principle:
Basic ......................................   $   (0.50)(1)   $   1.13(2)   $   0.31    $  (0.47)   $  (1.18)
Diluted ....................................   $   (0.50)(1)   $   1.04(2)   $   0.29    $  (0.47)   $  (1.18)
Net income (loss) per share from cumulative
   effect of change in accounting principle,
   net of tax benefit:
Basic ......................................   $   (0.50)            --            --          --          --
Diluted ....................................   $   (0.50)            --            --          --          --
Net income (loss) from operations per share:
Basic ......................................   $   (1.00)(1)   $   1.13(2)   $   0.31    $  (0.47)   $  (1.18)
Diluted ....................................   $   (1.00)(1)   $   1.04(2)   $   0.29    $  (0.47)   $  (1.18)
Pro forma amounts with the change in
   accounting principle related to revenue
   recognition applied retroactively:
   (unaudited)
Revenue ....................................   $  71,083       $ 91,722            (4)         (4)         (4)
Net income (loss) ..........................   $  (6,567)      $ 10,670            (4)         (4)         (4)
Net income (loss) per share:
Basic ......................................   $   (0.50)      $   0.89            (4)         (4)         (4)
Diluted ....................................   $   (0.50)      $   0.82            (4)         (4)         (4)

Balance Sheet Data:
Cash, cash equivalents and short-term
   investments .............................   $  84,091       $102,726      $  9,900    $  7,503    $  7,615
Working capital ............................      99,707        126,042        25,179      13,028      20,710
Total assets ...............................     158,635        155,054        42,891      44,728      49,322
Shareholders' equity .......................     143,308        131,800        29,335      21,755      30,532

(1) Includes non-recurring acquisition charges of $2.3 million and acquired in-process research and development of $1.3 million in connection with the acquisition of IRSI, as well as restructuring charges of $1.2 million and amortization of intangibles of $239,000. Loss from operations, net loss, basic and diluted loss per share would have been $6.4 million, $8.0 million, $ 0.61 and $ 0.61, respectively, excluding these charges.

(2) Includes non-recurring acquisition charges in connection with the acquisition of Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS") of $860,000. Income from operations, net income, basic and diluted net income per share would have been $13.4 million, $14.4 million, $1.20 and $1.10, respectively, excluding these charges.

(3) We recorded a non-cash charge of $6.6 million, net of tax, or $0.50 per diluted share, to reflect the cumulative effect of an accounting change as of October 1, 2000 related to the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101").

(4) Data is not determinable in sufficient detail to provide pro forma information for this year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and elsewhere in this Form 10-K. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

      The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related Notes thereto of Photon Dynamics appearing elsewhere in this report.

Overview

      We are a leading provider of yield management solutions to the flat panel display ("FPD") industry and offer yield management solutions for the printed circuit board ("PCB") assembly and advanced semiconductor packaging and CRT display and CRT glass and auto glass industries. Our PCB products and advanced semiconductor packaging inspection products are collectively referred to as our "semiconductor inspection products". Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process.

      In November 1999, we acquired CR Technology, Inc. This acquisition complemented our core capabilities of data acquisition, image analysis and systems engineering and enables us to broaden our product line to offer yield management solutions to the PCB assembly and advanced semiconductor packaging markets. Prior to the acquisition, we derived revenue primarily from sales of FPD products to customers in Japan, Taiwan and Korea where FPD production is concentrated.

      In December 2000, we acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), a Canadian company. This acquisition strengthened our ability to deliver market-leading yield management solutions to the CRT display and glass industry and we expect significant synergies that will benefit our customers.

      In July 2001, we acquired Intelligent Reasoning Systems, Inc. ("IRSI"), a privately held company. IRSI manufactures in-line, advanced optical inspection equipment for the electronic manufacturing markets. This acquisition has further expanded our product portfolio for the PCB assembly electronics market utilizing patented knowledge based software.

      We continue to derive the majority of our revenue from a small number of customers in the FPD industry. Our top four customers, each of whom are customers of our FPD products, accounted for 50% of our revenue in fiscal 2001. We obtain revenue from the FPD industry through direct sales in Korea and Taiwan and a value-added reseller in Japan. We obtain revenue from the CRT display and glass industry through direct sales except in Japan where we use a sales representative. We obtain revenue from the PCB assembly and advanced semiconductor packaging industry primarily through sales representatives. Sales of our FPD products represented $38.3 million, $64.2 million and $31.6 million, or 54%, 68% and 51% of revenue, in fiscal 2001, 2000 and 1999, respectively. Sales of our PCB assembly and advanced semiconductor packaging products represented $18.1 million, $18.0 million and $13.9 million, or 25%, 19% and 22% of revenue, in fiscal 2001, 2000 and 1999, respectively. Sales of our CRT display and glass products represented $14.7 million, $12.5 million and $16.6 million, or 21%, 13% and 27% of revenue, in fiscal 2001, 2000 and 1999, respectively.

      The fiscal 2001 financial statements reflect our adoption of SAB 101, discussed below in "Impact of Staff Accounting Bulletin Number 101 ("SAB 101")". Without giving effect to SAB 101, revenue decreased 21% to $74.9 million in fiscal 2001 from $94.8 million in fiscal 2000 and the net loss was $3.8 million or $0.28 per share in fiscal 2001 compared to net income of $13.5 million or $1.04 per share, as restated in fiscal 2000.

Results of Operations

      Fiscal Years Ended September 30, 2001, 2000 and 1999

      The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our Consolidated Statement of Operations:

Year ended September 30,                                         2001         2000        1999
-----------------------------------------------------------    --------     --------    --------
Revenue ...................................................      100.0%       100.0%      100.0%

Cost of revenue ...........................................       59.2         53.4        55.5
                                                               --------     --------    --------
Gross margin ..............................................       40.8         46.6        44.5

Operating expenses:
   Research and development ...............................       24.1         15.0        13.1
   Selling, general and administrative ....................       25.8         17.5        25.5
   Non-recurring acquisition charges ......................        3.2          0.9          --
   Acquired in-process research and development ...........        1.9           --          --
   Restructure charges ....................................        1.7           --          --
   Amortization of intangibles ............................        0.3           --          --
                                                               --------     --------    --------
      Total operating expenses ............................       57.0         33.4        38.6

Income (loss) from operations .............................      (16.2)        13.2         5.9

Interest income and other, net ............................        7.0          4.5         0.2
                                                               --------     --------    --------
Income (loss) before income taxes and cumulative effect of
   change in accounting principle .........................       (9.2)        17.7         6.1

Provision for income taxes ................................         --          3.4         1.1
                                                               --------     --------    --------
Income (loss) before cumulative effect of change in
   accounting principle ...................................       (9.2)        14.3         5.0

Cumulative effect of change in accounting principle, net of
   tax benefit ............................................       (9.3)          --          --
                                                               --------     --------    --------

Net income (loss) .........................................      (18.5%)       14.3%        5.0%
                                                               ========     ========    ========

      Revenue. Revenue decreased 25% to $71.1 million in fiscal 2001 from $94.8 million in fiscal 2000. Revenue in fiscal 2000 increased 53% to $94.8 million from $62.0 million in fiscal 1999. Sales of FPD products represented $38.3 million, $64.2 million and $31.6 million, or 54%, 68% and 51% of revenue, in fiscal 2001, 2000 and 1999, respectively. The decrease in revenue in fiscal 2001 as compared to fiscal 2000 was due primarily to the general economic slowdown resulting in reduced capital spending by FPD manufacturers and to a lesser extent to the impact of the application of SAB 101 in fiscal 2001. The increase in revenue in fiscal 2000 over fiscal 1999 was primarily attributable to increased capital spending by FPD manufacturers as a result of improved economic conditions in Asia and increased demand for flat panel displays. Sales of our PCB assembly and advanced semiconductor inspection products represented $18.1 million, $18.0 million and $13.9 million, or 25%, 19% and 22% of revenue, in fiscal 2001, 2000 and 1999, respectively. Revenue was unchanged in fiscal 2001 as compared to fiscal 2000 as reduced sales in X-ray systems due to competitive pressures were offset by sales of next generation optical inspection systems. The increase in revenue during fiscal 2000 as compared to fiscal 1999 was attributable to increased sales of X-ray and optical inspection systems. Sales of our CRT display and glass products represented $14.7 million, $12.5 million and $16.6 million, or 21%, 13% and 27% of revenue, in fiscal 2001, 2000 and 1999, respectively. The increase in revenue in fiscal 2001 as compared to fiscal 2000 was related to increased sales of CRT display products. The decrease in revenue in fiscal 2000 as compared to fiscal 1999 was due to the decline in the growth of the CRT market.

      Gross Margin. Gross margin decreased to 41% in fiscal 2001 from 47% in fiscal 2000 and 45% in fiscal 1999. The decrease in gross margin in fiscal 2001 as compared to fiscal 2000 is due to manufacturing inefficiencies resulting from the decrease in revenues and lower manufacturing volumes. The increase in gross margin in fiscal 2000 as compared to fiscal 1999 was primarily attributable to increased capacity utilization resulting from higher production volume. Gross margin from FPD products decreased to 41% in fiscal 2001 from 48% in fiscal 2000 and 42% in fiscal 1999. The change in gross margin was largely related to higher capacity utilization in fiscal 2000 as compared to fiscal 2001 and fiscal 1999. Gross margin from PCB assembly and advanced semiconductor inspection products decreased to 41% in fiscal 2001 from 44% in fiscal 2000 and 47% in fiscal 1999. The decrease in gross margin from semiconductor inspection products in fiscal 2001 and 2000 compared to fiscal 1999 was primarily due to competitive pricing pressures on our X-ray inspection systems. Gross margin from CRT display and glass products decreased to 40% in fiscal 2001 compared to 42% in fiscal 2000 and 47% in fiscal 1999. The decrease in gross margin from CRT display and glass products in fiscal 2001 and fiscal 2000 compared to fiscal 1999 was primarily due to a less favorable sales mix with increased sales of products with lower gross margins.

      Research and Development. Research and development expenses were $17.1 million, $14.2 million and $8.1 million, or 24%, 15% and 13% of revenue, in fiscal 2001, 2000 and 1999, respectively. The increase in research and development expenses in fiscal 2001 compared to fiscal 2000 was primarily attributable to our investment in personnel, consultants and prototype materials for the development of our ArrayChecker 3000 and ArraySaver-520 products. Also, in fiscal 2001, we started work on our next generation cell and module inspection system which increased research and development expenses by $571,000. The increase in research and development expenses in fiscal 2000 compared to fiscal 1999 was primarily attributable to our investment in personnel, consultants and prototype materials for the development of our ArrayChecker 2000 and XRV Combo Inspection Systems that were introduced in the last half of fiscal 2000.

      Selling, General and Administrative. Selling, general and administrative expenses were $18.3 million, $16.5 million and $15.8 million, or 26%, 18% and 26% of revenue, in fiscal 2001, 2000 and 1999, respectively. The increase in selling, general and administrative expenses in fiscal 2001 compared to fiscal 2000 was mainly attributable to increased labor and related expenses after the acquisition of IRSI. The increase in selling, general and administrative expenses in fiscal 2000 compared to fiscal 1999 was attributable to the establishment of a Taiwan sales and customer support office, higher selling related expenses associated with increases in orders and revenue and our investment in additional personnel to expand our Asia customer support capability.

      Non-Recurring Acquisition and Other Charges. During the fourth quarter of fiscal 2001 Photon Dynamics was restructured, which included a reduction in force and a reorganization of our divisions. This resulted in restructuring charges of $1.2 million for employee-related costs and other expenses which were the result of several initiatives. First, as we completed the integration of IRSI into our Electronics Division, efficiencies were realized in that business. Second, in connection with our restructuring, we believed that significant savings would be achieved in the sales and service organization and related expenses. Third, in our continuing strategy for controlling costs, we downsized our capacity to current shipment levels. In November 1999, we acquired CR Technology, Inc., in exchange for approximately 1,835,000 shares of our common stock. This acquisition was accounted for as a pooling of interests. In connection with this acquisition we incurred $860,000 in professional fees consisting of legal, accounting and investment banking fees. In December 2000, we acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), in exchange for approximately 1,139,000 shares of our common stock. This acquisition was also accounted for as a pooling of interests. We incurred $2.3 million in professional fees consisting of legal, accounting and integration costs in connection with the acquisition of IPS. In July 2001, we completed the acquisition of Intelligent Reasoning Systems, Inc. ("IRSI") in which we issued 699,010 shares of our common stock, assumed a warrant, fair valued at $534,000, which upon closing of the acquisition and pursuant to the terms therein, became exercisable for 28,766 shares of our common stock and paid approximately $13.8 million in cash ($8.1 million paid as of the date of the acquisition and $5.7 million paid for assumed liabilities since the date of the acquisition). The purchase price has been allocated in accordance with Statement of Financial Accounting Standards No. 141 ("FAS 141") and the excess of the purchase price over the fair value of the identifiable assets has been allocated to goodwill, intangible assets and the in-process research and development in the amount of $22.7 million, $4.7 million and $1.3 million respectively. The identified intangible assets (other than goodwill) of $4.7 million are being amortized over a three to five year period. We have recorded amortization of intangibles of $239,000 for the year ended September 30, 2001.

      Purchased In-Process Research and Development. Purchased in-process research and development, or IPRD, of $1.3 million in fiscal 2001 represents the write-off of in-process technology associated with our acquisition of

IRSI. At the time of the acquisition, IRSI was in the process of developing an intelligent optical inspection technology for their printed wire assembly market. As this product had not reached technological feasibility at the acquisition date all costs associated with its purchase must be written-off.

      We used available information to calculate the amounts allocated to IPRD. In calculating IPRD, we used established valuation techniques accepted in the high-technology industry. These calculations gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles and the estimated lives of each of the products' underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We used a discount rate of 25% to compute the net present value of the future cash flows for the purpose of determining the value attributed to IPRD. We also gave consideration to the IPRD's stage of completion.

      We expect to continue the development of the technology and derivative commercial products and believe that there is a reasonable chance of successfully completing these development efforts. There is, however, risk associated with the completion of the in-process projects, and there can be no assurance that any project will achieve either technological or commercial success.

      Interest Income and Other, Net. Interest income and other, net consists primarily of interest income and expense, foreign currency exchange gains and losses and other miscellaneous income and expense. Interest income and other, net was $5.0 million, $4.2 million and $154,000 in fiscal 2001, 2000 and 1999, respectively. The increase in interest income and other, net in fiscal 2001 and 2000 compared to fiscal 1999 was primarily attributable to interest income earned on higher cash and investment balances as a result of the net proceeds from a public offering in February 2000.

      Provision for Income Taxes. The fiscal 2001, 2000 and 1999 effective tax rates were 0%, 19% and 18%, respectively. The effective tax rate in fiscal 2001, 2000 and 1999 is lower than the statutory rate due to the utilization of net operating losses and tax credit carryforwards.

Impact of Staff Accounting Bulletin Number 101 ("SAB 101")

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financials Statements ("SAB 101"). The SEC addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. Our previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. In October 2000, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers ("SAB FAQ"), which clarifies many of the implementation questions surrounding SAB 101.

      We derive revenue from the following sources: equipment sales and spare part sales.

      We changed our revenue recognition policy effective October 1, 2000 based on guidance provided in SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

      Certain of our product sales in our FPD and CRT display and glass inspection products segments are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with the specific type of equipment, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder when it becomes due (generally upon acceptance). All other product sales with the customer acceptance provisions are recognized upon customer acceptance. Revenue from the sale of our PCB assembly and advanced semiconductor inspection products is generally recognized upon shipment, as such product sales are not subject to customer acceptance holdbacks. Revenue from the sale of spare parts is recognized upon shipment. The adoption of SAB 101 had no impact on the revenue recognition policy for the sale of spare parts or PCB assembly and advanced semiconductor inspection products.

      We have reported this change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes ("APB 20"), as a cumulative effect adjustment. Because we are adopting SAB 101 in the fourth quarter, no cumulative effect of the change is included in net income in the fourth quarter. Instead, APB 20 requires that the change be made as of the beginning of the year and that financial information for interim periods of fiscal 2001 reported prior to the change, be restated by applying SAB 101 to those periods.

      In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $6.6 million, or $0.50 per share in fiscal 2001, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The decrease in net income before the cumulative effect of the accounting change as a result of the adoption of SAB 101 amounted to $2.9 million or $0.22 per diluted share for fiscal 2001.

      The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts of 10-20% on equipment that was shipped for which final installation and acceptance had not occurred as of October 1, 2000. Of this amount, $3.5 million was recognized as revenue in fiscal 2001. The pro forma amounts presented in the income statement were calculated assuming the accounting change was retroactively applied to prior periods.

Liquidity and Capital Resources

      We have financed our growth primarily by a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $99.7 million as of September 30, 2001 compared to $126.0 million as of September 30, 2000. A major component of working capital is $84.1 million of cash, cash equivalents and short-term investments as of September 30, 2001 compared to $102.7 million as of September 30, 2000.

      Operating Activities. Cash used in operating activities was $4.9 million in fiscal 2001, while cash provided by operating activities was $9.1 million and $950,000 in fiscal 2000 and 1999, respectively. The decrease in cash provided by operating activities in fiscal 2001 compared to fiscal 2000 was primarily due to the loss from operations and the decrease in accounts payable and other current liabilities. This was offset in part by a $15.0 million decrease in accounts receivable due to reduced sales. The increase in cash provided by operating activities in fiscal 2000 compared to fiscal 1999 was primarily due to increased net income and increases in accounts payable and other current liabilities offset in part by increases in accounts receivable and inventories.

      Investing Activities. Cash provided by investing activities was $8.3 million in fiscal 2001, while cash used in investing activities was $94.6 million and $3.4 million in fiscal 2000 and 1999, respectively. The increase in cash provided by investing activities in fiscal 2001 compared to fiscal 2000 was mainly due to the liquidation of investments to fund the purchase of a new building and the acquisition of IRSI. In July 2001 we completed the acquisition of IRSI in which we issued shares of our common stock and paid approximately $13.8 million in cash ($8.1 million paid as of the date of the acquisition and $5.7 million paid for assumed liabilities since the date of the acquisition). The decrease in cash provided by investing activities in fiscal 2000 compared to fiscal 1999 primarily represented the investment of funds received from our public common stock offering in February 2000. Capital expenditures were $9.2 million, $2.7 million and $1.0 million in fiscal 2001, 2000 and 1999, respectively. The increase in capital expenditures in fiscal 2001 as compared to fiscal 2000 was for the purchase of a new building and other equipment to support our operations. The increase in capital expenditures in fiscal 2000 as compared to fiscal 1999 was primarily for computers, equipment and leasehold improvements to support our expansion.

      Financing Activities. Cash provided by financing activities was $3.8 million, $88.7 million and $4.3 million in fiscal 2001, 2000 and 1999, respectively. The increase in cash provided by financing activities in fiscal 2000 compared to fiscal 2001 and fiscal 1999 was mainly due to our public common stock offering. In February 2000, we completed a public offering of 2,000,000 shares of our common stock. We sold approximately 1,321,000 shares of our common stock, and approximately 679,000 shares were sold by one of our shareholders. We received proceeds of approximately $68.0 million, net of issuance costs, from the offering. In March 2000, we received additional proceeds of approximately $15.6 million as a result of the underwriters exercising their over-allotment option. Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), completed a special warrant financing in December of 1999 and received net proceeds of approximately $3.0 million. In addition, IPS received a repayable loan from the Canadian government of $209,000 in fiscal 1999 and $312,000 in fiscal 2000.

      We have a borrowing capacity of $4.0 million available under a bank line of credit that expires in March 2002. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At September 30, 2001, no amounts were outstanding under the line of credit.

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

Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, Impairment of long-lived Assets ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No.121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ended September 30, 2003. The adoption is not expected to have any material adverse impact on our financial position or results of our operations.

Factors Affecting Operating Results

Fluctuations in Operating Results

      We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Our backlog at the beginning of each quarter does not necessarily determine actual sales for any succeeding period. A substantial percentage of our revenue is derived from the sale of a small number of FPD yield management systems ranging in price from $400,000 to $1.5 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Other factors which may influence our operating results in a particular quarter include:

      o     the timing of the receipt of orders from major customers;

      o     product mix;

      o     competitive pricing pressures;

      o continued or worsened financial markets or economic instability in Asia or the world in general;

      o     the relative proportions of domestic and international sales;

      o our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

      o the delay between expenses to further develop marketing and service capabilities;

      o     the realization of benefits from those improved capabilities; and

      o     the introduction of new products by our competitors.

Customer Concentration

      The FPD industry is extremely concentrated with a small number of manufacturers producing the majority of the world's FPDs. Sales of FPD products represented 54%, 68% and 51% of revenue in fiscal 2001, 2000 and 1999, respectively. LG Phillips LCD Co., Ltd., Samsung America, Inc., IHI and Quanta Display Inc., each of whom are customers of our FPD products, collectively accounted for 50% of revenue in fiscal 2001. Samsung America, Inc., LG Phillips LCD Co., Ltd., Unipac Optoelectronics Corporation and Hyundai Electronics Industries Co., LTD, each of whom are customers of our FPD products, collectively accounted for 59% of revenue in fiscal 2000. IHI, Samsung America, Inc. and LG Philips LCD Co. Ltd., each of whom are customers of our FPD products, collectively accounted for 41% of revenue in fiscal 1999. If one or more of our major customers ceased or significantly curtailed their purchases, our results of operations would be harmed.

Flat Panel Display Industry Volatility

      Our business depends in large part on capital expenditures by FPD manufacturers, which in turn depend on the current and anticipated market demand for FPDs and products that use FPDs. The FPD industry is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. The FPD industry experienced a downturn in 1998 and 2001, which led many FPD manufacturers to delay or cancel capital expenditures. More recently, due to the deteriorating economic environment, FPD manufacturers have decreased capital expenditures, resulting in steadily declining revenues over the past four quarters. Our ability to increase our revenues in this market is directly tied to existing economic conditions. There can be no assurance that the FPD industry will not experience further downturns or slowdowns in the future, which may harm our business and operating results. In addition, the need to invest in the engineering, research and development and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during such downturns.

International Operations

      Sales to countries other than the United States accounted for 79% of revenue in fiscal 2001, 82% of revenue in fiscal 2000 and 78% of revenue in fiscal 1999. We expect sales to these countries to continue to represent a significant percentage of revenue. A number of factors may adversely affect our international sales and operations, including:

      o     imposition of governmental controls;

      o fluctuations in the U.S. dollar, which could increase the foreign sales prices of our products in local currencies;

      o     export license requirements;

      o     restrictions on the export of technology;

      o     political instability;

      o     trade restrictions;

      o     changes in tariffs; and

      o     difficulties in staffing and managing international operations.

      In 1998 and 2001, many Asian countries experienced an economic recession that resulted in a decline in the purchasing power of our Asian customers. A future downturn in economic conditions in Asia could result in our customers failing to place new orders for our products. There can be no assurance that such factors will not adversely impact our operations in the future. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as U.S. laws.

Key Suppliers

      We obtain certain of the equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for our FPD products from single source suppliers, one of which is experiencing financial difficulties and may cease operations, in which case our ability to manufacture our FPD products would be significantly impaired for a number of months. We also currently obtain X-ray equipment for our PCB assembly and advanced semiconductor packaging products from limited source suppliers. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for such equipment may not be available or may be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could at least temporarily harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of such equipment could harm our results of operations.

Japanese Market and Competition

      We believe that competing Japanese companies in the FPD industry have a competitive advantage in Japan because of the preference of some Japanese customers for local equipment suppliers. Historically, foreign companies have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.

      Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our FPD products in Japan. We anticipate that this relationship will continue in the future. In fiscal 2001, 2000 and 1999, 13%, 6% and 13% of our revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of our FPD products in Japan, our business would be harmed.

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

Competition

      The FPD, PCB assembly and advanced semiconductor packaging, CRT display and CRT glass and auto glass industries are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price/performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment which may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain such competitive advantages.

New Products and Processes

      We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop and manufacture new products. For example, the size of FPD substrates and resolution of FPDs have changed frequently and may continue to change requiring us to redesign or reconfigure our FPD products. In addition, a substantial portion of our revenue is derived from sales of products based upon active matrix liquid crystal display ("AMLCD") technology. An industry shift away from AMLCD technology to existing or new competing technologies could reduce the demand for our products and harm our business.

      Similarly, as semiconductors, PCBs and semiconductor packaging, CRT display and glass technologies have become more complex, our wholly owned subsidiaries, CR Technology, Inc., Intelligent Reasoning Systems, Inc. and Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc., have been forced to continually redefine their product offerings.

      As a result, we expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products; that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance; or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. To develop new products successfully, we depend on close relationships with our customers and the willingness of those customers to share information with us. The failure to develop products and introduce them successfully and in a timely manner could harm our competitive position and results of operations.

Key Employees

      Our future success depends in part on our ability to retain key personnel, particularly senior management and engineers. We also need to attract additional skilled personnel in all areas of our business to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. Other than Kenneth Wawrew, Vice President, Business Development, we generally do not have employment contracts with our other key employees and do not maintain key person life insurance on any of our employees.

Acquisitions

      We may pursue acquisitions of complementary product lines, technologies or businesses, such as the acquisition of CR Technology in November 1999, Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. in December 2000 and Intelligent Reasoning Systems, Inc. in July 2001. Future acquisitions may result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability. In addition, current and future acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. There can be no assurance as to the effect of future acquisitions on our business or operating results.

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

Regional Electric Shortages

      Recently, California experienced an electric power supply shortage that has resulted in the intermittent loss of power in some areas in the form of rolling blackouts. While we have not experienced any power failures to date, a blackout may affect our ability to manufacture products and meet scheduled deliveries. If blackouts were to interrupt our power supply, we would be temporarily unable to continue operations at some of our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenue, any of which could harm our business and results of operations.

Environmental Regulations

      Some of our PCB assembly and advanced semiconductor packaging products are subject to regulation by the U.S. Food and Drug Administration, the California Department of Public Health and other agencies in each jurisdiction where these products are sold or used. Compliance with these regulations is time-consuming and expensive and may delay or even prevent sales in the United States or other jurisdictions. If we fail to comply with these regulations, we could face fines or penalties, and sales of our products could be prohibited. These fines, penalties and prohibitions could harm our business.

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

Common Stock Price Volatility

      The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

      o announcements of technological innovations or new products by us or by our competitors;

      o     government regulations;

      o     developments in patent or other property rights; and

      o     developments in our relationships with our customers.

      In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic condition and specific conditions in the FPD, CRT and glass and PCB assembly and advanced semiconductor packaging industries may adversely affect the market price of our common stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

      The current foreign exchange exposure in all international operations is immaterial. We believe the impact of a 10% change in exchange rates would not be material to our financial condition and results of operations. Accordingly, we do not use derivative financial investments to hedge our current foreign exchange exposure.

Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short-term investment portfolios. We do not have derivative financial instruments in our portfolio. The following table presents principal amounts and related weighted average interest rates by year of maturity for the Company's cash and cash equivalents and short-term investment portfolios:

                                                                    There-              Fair
(in thousands)                 2001     2002   2003   2004   2005   after     Total     Value
---------------------------- --------  ------ ------ ------ ------ -------   -------   -------
Short-term investments:
Fixed rate securities ...... $67,455      --     --     --     --     --     $67,455   $67,563
Average interest rate ......    3.64%

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Description                                                                 Page
--------------------------------------------------------------------------  ----

Report of Ernst & Young LLP, Independent Auditors ........................    29
Report of Arthur Andersen LLP, Independent Public Accountants ............    30
Consolidated Balance Sheets at September 30, 2001
   and September 30, 2000 ................................................    31
Consolidated Statements of Operations for the Years Ended
   September 30, 2001, 2000 and 1999 .....................................    32
Consolidated Statements of Shareholders' Equity ..........................    33
Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2001, 2000 and 1999 .....................................    34
Notes to Consolidated Financial Statements ...............................    36

                          REPORT OF ERNST & YOUNG LLP,
                              INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Photon Dynamics, Inc.

      We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). The consolidated financial statements give retroactive effect to the acquisition by Photon Dynamics, Inc. of Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), on December 22, 2000, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements and schedule are the responsibility of the management of Photon Dynamics, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of IPS as of September 30, 2000 and for the twelve month period then ended and as of March 31, 2000 and 1999 and for each of the two years in the period ended March 31, 2000, which statements reflect total assets of $11.1 million and net loss of $1.5 million as of September 30, 2000 and for the twelve month period then ended and total assets of $11.2 million and $14.7 million and net income of $500,000 and net loss of $7.0 million as of March 31, 2000 and March 31, 1999, respectively, and for each of the years in the two years ended March 31, 2000, included in the related 2000 and 1999 consolidated financial statements, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for IPS, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, after giving retroactive effect to the acquisition of IPS, as described in the notes to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".


                                        /s/ ERNST & YOUNG LLP
                                        ----------------------------------------

San Jose, California
October 19, 2001

                               ARTHUR ANDERSEN LLP

                                AUDITORS' REPORT

To the Directors of
Photon Dynamics Canada Inc.,

      We have audited the consolidated balance sheets of PHOTON DYNAMICS CANADA INC. (formerly known as Image Processing Systems Inc.) as of September 30, 2000 and March 31, 2000 and the consolidated statements of operations, deficit and cash flows for each of the twelve month periods ended September 30, 2000, March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2000 and March 31, 2000 and the results of its operations and its cash flows for each of the twelve month periods ended September 30, 2000, March 31, 2000 and 1999 in accordance with Canadian generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN, LLP
                                        ----------------------------------------

Mississauga, Canada
August 3, 2001

                              PHOTON DYNAMICS, INC.

                           CONSOLIDATED BALANCE SHEETS

September 30,
(in thousands, except share data)                                        2001         2000
-------------------------------------------------------------------   ---------    ---------
ASSETS

Current assets:
      Cash and cash equivalents ...................................   $  16,528    $   9,723
      Short-term investments ......................................      67,563       93,003
      Accounts receivable, net of allowance of $1,897 and
           $1,751 as of September 30, 2001 and 2000, respectively .      11,171       24,828
      Inventories .................................................      16,007       16,523
      Other current assets ........................................       3,406        4,810
                                                                      ---------    ---------
           Total current assets ...................................     114,675      148,887

Land, property and equipment, net .................................      14,046        4,111
Other assets ......................................................       2,688        2,056
Intangible assets .................................................       4,502           --
Goodwill ..........................................................      22,724           --
                                                                      ---------    ---------
      Total assets ................................................   $ 158,635    $ 155,054
                                                                      =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable ............................................   $   4,295    $   6,622
      Other current liabilities ...................................       8,361       14,339
      Deferred revenue ............................................       2,312        1,884
                                                                      ---------    ---------
           Total current liabilities ..............................      14,968       22,845

Other liabilities .................................................         359          409

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value, 5,000,000 shares authorized, one and no shares issued and outstanding as of September
           30, 2001 and 2000, respectively ........................          --           --
      Common stock, no par value, 20,000,000 shares authorized,
           13,884,354 and 12,959,095 shares issued and outstanding
           as of September 30, 2001 and 2000, respectively ........     184,500      159,723
      Accumulated deficit .........................................     (41,698)     (28,571)
      Accumulated other comprehensive income ......................         506          648
                                                                      ---------    ---------
           Total shareholders' equity .............................     143,308      131,800
                                                                      ---------    ---------
           Total liabilities and shareholders' equity .............   $ 158,635    $ 155,054
                                                                      =========    =========

          See accompanying notes to consolidated financial statements.

                              PHOTON DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended September 30,
(in thousands, except per share data)                             2001        2000      1999
-------------------------------------------------------------   --------    -------   -------
Revenue .....................................................   $ 71,083    $94,757   $62,011

Cost of revenue .............................................     42,053     50,624    34,391
                                                                --------    -------   -------
Gross margin ................................................     29,030     44,133    27,620
Operating expenses:
   Research and development .................................     17,122     14,196     8,147
   Selling, general and administrative ......................     18,314     16,523    15,836
   Non-recurring acquisition charges ........................      2,325        860        --
   Acquired in-process research and development .............      1,323         --        --
   Restructure charges ......................................      1,229         --        --
   Amortization of intangible assets ........................        239         --        --
                                                                --------    -------   -------
      Total operating expenses ..............................     40,552     31,579    23,983
                                                                --------    -------   -------
Income (loss) from operations ...............................    (11,522)    12,554     3,637
Interest income and other, net ..............................      5,008      4,219       154
                                                                --------    -------   -------
Income (loss) before income taxes and cumulative effect of a
     change in accounting principle .........................     (6,514)    16,773     3,791
Provision for income taxes ..................................         53      3,238       673
                                                                --------    -------   -------
Income (loss) before cumulative effect of a change in
     accounting principle ...................................     (6,567)    13,535     3,118
Cumulative effect of change in accounting principle, net of
     tax benefit ............................................     (6,560)        --        --
                                                                --------    -------   -------
Net income (loss) ...........................................   $(13,127)   $13,535   $ 3,118
                                                                ========    =======   =======
Net income (loss) per share before cumulative effect of
     change in accounting principle:

Basic .......................................................   $  (0.50)   $  1.13   $  0.31
Diluted .....................................................   $  (0.50)   $  1.04   $  0.29
Loss per share from cumulative effect of change in accounting principle, net of tax benefit:

Basic .......................................................   $  (0.50)        --        --
                                                                --------    -------   -------
Diluted .....................................................   $  (0.50)        --        --
                                                                --------    -------   -------
Net income (loss) per share:
Basic .......................................................   $  (1.00)   $  1.13   $  0.31
                                                                ========    =======   =======
Diluted .....................................................   $  (1.00)   $  1.04   $  0.29
                                                                ========    =======   =======
Weighted average number of shares:
Basic .......................................................     13,165     11,949    10,178
Diluted .....................................................     13,165     13,050    10,909

Pro forma amounts with the change in accounting principle
     related to revenue recognition applied retroactively
     (unaudited):
Revenue .....................................................   $ 71,083    $91,722         *
Net income (loss) ...........................................   $ (6,567)   $10,670         *
Net income (loss) per share:
Basic .......................................................   $  (0.50)   $  0.89         *
Diluted .....................................................   $  (0.50)   $  0.82         *

* Data is not determinable in sufficient detail to provide pro forma information for this year.

          See accompanying notes to consolidated financial statements.

                              PHOTON DYNAMICS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Accumulated
                                                                        Other
                                                   Common Stock        Compre-           Notes
                                                 -----------------     hensive        Receivable
                                                                        Income           from        Accumulated
(in thousands)                                   Shares    Amount       (Loss)       Shareholders       Deficit        Totals
----------------------------------------------   ------   --------   ------------    ------------    ------------    ---------
Balances at September 30, 1998 ...............    9,919   $ 66,565   $        447    $        (85)   $    (45,172)   $  21,755

Components of comprehensive income:
   Net income ................................       --         --             --              --           3,118        3,118
   Change in unrealized loss on investments ..       --         --             (2)             --              --           (2)
   Currency translation adjustments ..........       --         --            409              --              --          409
                                                                                                                     ---------
       Total comprehensive income ............                                                                           3,525
                                                                                                                     ---------

   Net issuance of common stock ..............      840      4,037             --              --              --        4,037
   Repayment of notes receivable .............       --         --             --              85              --           85
   Pooling adjustment with CR Technology, Inc.       --         --             --              --             (67)         (67)
                                                 ------   --------   ------------    ------------    ------------    ---------
Balances at September 30, 1999 ...............   10,759     70,602            854              --         (42,121)      29,335

Components of comprehensive income:
    Net income ...............................       --         --             --              --          13,535       13,535
    Change in unrealized gain on investments .       --         --             13              --              --           13
    Currency translation adjustments .........       --         --           (219)             --              --         (219)
                                                                                                                     ---------
       Total comprehensive income ............                                                                          13,329
                                                                                                                     ---------

    Net issuance of common stock .............    2,200     85,900             --              --              --       85,900
    Stock compensation expense ...............       --        481             --              --              --          481
    Tax benefit from stock option exercises ..       --      2,740             --              --              --        2,740
    Pooling Adjustments with IPS .............       --         --             --              --              15           15
                                                 ------   --------   ------------    ------------    ------------    ---------
Balances at September 30, 2000 ...............   12,959    159,723            648              --         (28,571)     131,800

Components of comprehensive loss:
    Net loss .................................       --         --             --              --         (13,127)     (13,127)
    Change in unrealized gain on investments .       --         --            124              --              --          124
    Currency translation adjustments .........       --         --           (266)             --              --         (266)
                                                                                                                     ---------
       Total comprehensive loss ..............       --         --             --              --              --      (13,269)
                                                                                                                     ---------

    Net issuance of common stock .............      926     24,107             --              --              --       24,107
    Stock compensation expense ...............       --        670             --              --              --          670
                                                 ------   --------   ------------    ------------    ------------    ---------
Balances at September 30, 2001 ...............   13,885   $184,500   $        506    $         --    $    (41,698)   $ 143,308
                                                 ======   ========   ============    ============    ============    =========

          See accompanying notes to consolidated financial statements.

                              PHOTON DYNAMICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,
(in thousands)                                                           2001         2000         1999
--------------------------------------------------------------------   ---------    ---------    -------
Cash flows from operating activities:
   Net income (loss) ...............................................   $ (13,127)   $  13,535    $ 3,118
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation .................................................       2,873        1,517      1,391
      Amortization .................................................         239           --         --
      Acquired in-process research and development .................       1,323           --         --
      Loss on disposal of equipment ................................          41           14         --
      Stock based compensation expense .............................         670          536         48
      Reversal of funding liability ................................          --         (265)      (256)
      Changes in assets and liabilities:
        Accounts receivable ........................................      14,984       (8,121)    (6,167)
        Inventories ................................................         546       (6,985)       882
        Other current assets .......................................       1,404       (1,335)      (633)
        Other assets ...............................................        (284)        (586)        69
        Accounts payable ...........................................      (4,488)       3,091        209
        Other current liabilities ..................................      (9,543)       7,503      2,049
        Deferred revenue ...........................................         428          243        240
                                                                       ---------    ---------    -------
        Net cash provided by (used in) operating activities ........      (4,934)       9,147        950
                                                                       ---------    ---------    -------
Cash flows from investing activities:
    Purchase of property and equipment .............................      (9,191)      (2,697)    (1,017)
    Investment in other assets .....................................          --         (482)       (21)
    Acquisition of IRSI ............................................      (8,122)          --         --
    Purchase of short-term investments .............................    (656,321)    (261,930)    (1,500)
    Redemption of short-term investments ...........................     681,885      170,519        177
                                                                       ---------    ---------    -------
       Net cash provided by (used in) investing activities
         from continuing operations ................................       8,251      (94,590)    (2,361)
       Net cash used in investing activities from discontinued
         operations ................................................          --           --     (1,059)
                                                                       ---------    ---------    -------
       Net cash provided by (used in) investing activities .........       8,251      (94,590)    (3,420)
                                                                       ---------    ---------    -------
 Cash flows from financing activities:
     Issuance of common stock, net .................................       3,804       88,895      3,991
     Proceeds from notes receivable to shareholders ................          --           --         85
     Canadian government advance ...................................          --          312        209
     Bank loan payment .............................................          --         (556)        --
     Payment of long term debt .....................................         (50)          --         --
                                                                       ---------    ---------    -------
       Net cash provided by financing activities ...................       3,754       88,651      4,285
                                                                       ---------    ---------    -------
 Effect of exchange rate changes on cash and cash equivalents ......        (266)         (45)     1,032
 Adjustment to conform to fiscal year of CR Technology, Inc. and IPS          --       (1,735)      (116)
                                                                       ---------    ---------    -------
Net increase in cash and cash equivalents ..........................       6,805        1,428      2,731
Cash and cash equivalents at beginning of period ...................       9,723        8,295      5,564
                                                                       ---------    ---------    -------
Cash and cash equivalents at end of period .........................   $  16,528    $   9,723    $ 8,295
                                                                       =========    =========    =======

Year ended September 30,
(in thousands)                                                           2001         2000         1999
--------------------------------------------------------------------   ---------    ---------    -------
Supplemental cash flow disclosures:
Income taxes paid ..................................................   $      96    $     582    $  (232)
Interest paid ......................................................          23           22         59

Supplemental non-cash financing activities disclosure:
Income tax benefit from employee stock plans .......................          --        2,740         --
Assumed liabilities from acquisition of IRSI .......................       5,726           --         --
Stock issued in connection with the acquisition of IRSI ............      19,769
Fair value of warrants assumed in connection with the
  acquisition of IRSI ..............................................         534           --         --

          See accompanying notes to consolidated financial statements.

                              PHOTON DYNAMICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Summary of Significant Accounting Policies

      Description of Operations and Principles of Consolidation. Photon Dynamics, Inc. ("Photon Dynamics" or the "Company") is a supplier of integrated yield management solutions for the flat panel display ("FPD") industry, the printed circuit board ("PCB") assembly and advanced semiconductor packaging (collectively "Semiconductor Inspection") industries and the cathode ray tube ("CRT") display and CRT glass and auto glass industries. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

      Subsidiaries of the Company are as follows:

            Kabushiki Kaisha Photon Dynamics
            Photon Dynamics Korea Inc.
            CR Technology, Inc.
            Photon Dynamics Canada Inc., formerly known as Image Processing
              Systems Inc. ("IPS")
            Intelligent Reasoning Systems, Inc.

      Basis of Presentation. The consolidated financial statements include the accounts of Photon Dynamics and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

      On November 30, 1999, the Company acquired CR Technology, Inc. ("CR Technology"), a California corporation. This transaction was accounted for as a pooling of interests and accordingly, the consolidated financial statements for the years ended September 30, 1999 and 1998 were previously restated to include the financial position, results of operations and cash flows for CR Technology as if the combination has been consummated as of the beginning of the earliest period presented.

      On December 22, 2000, the Company acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"). This transaction was also accounted for as a pooling of interests. The historical consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of IPS as if the combination has been consummated as of the beginning of the earliest period presented. The financial statements of IPS were also adjusted for any difference in the generally accepted accounting principles in the United States and Canada before being combined with the consolidated financial statements of the Company. Historical operating results for the Company's fiscal years ended September 30, 2000, and 1999 have been combined with the historical operating results of IPS for the twelve months ended September 30, 2000 and for the year ended March 31, 2000, respectively. As a result, the results of operations of IPS for the six months ended March 31, 2000 have been included in both the years ended September 30, 2000 and 1999. IPS' net loss for the six months ended March 31, 2000 has been reflected as an adjustment to shareholders' equity in the accompanying financial statements during the year ended September 30, 2000.

      The unaudited results of operations of IPS for the six months ended March 31, 2000 are summarized as follows:

                                                          Six Months
                                                          Ended March
            (in thousands)                           31, 2000 (unaudited)
            --------------------------------------   --------------------
            Revenue ..............................          $ 7,050
            Operating income .....................               14
            Net loss .............................              (15)

      On July 16, 2001, the Company acquired Intelligent Reasoning Systems, Inc. ("IRSI"). This transaction was accounted for as a purchase and the consolidated financial statements include the results of operations of the IRSI from the date of acquisition.

      Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the calculation of allowance for doubtful accounts and warranty provisions.

      Revenue Recognition. Prior to fiscal 2001, for system sales under all segments, revenue was recognized when the product was shipped, risk of loss had passed to the customer and collection of the sales price was probable. This usually occurred when the product was shipped to the customer. Revenue from the sales of spare parts were recognized on shipment to customers.

      The Company changed its revenue recognition policy effective October 1, 2000 based on guidance provided in SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

      Certain of the Company's product sales in its FPD and CRT display and glass inspection product segments are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with the specific type of equipment, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized as revenue when it becomes due (generally upon acceptance). All other product sales with the customer acceptance provisions are recognized upon customer acceptance. Revenue from the sale of the Company's Semiconductor Inspection products is generally recognized upon shipment, as such product sales are not subject to customer acceptance holdbacks. Revenue from the sale of spare parts is recognized upon shipment. The adoption of SAB 101 had no impact on the revenue recognition policy for the sale of spare parts or Semiconductor Inspection products.

      In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $6.6 million, or $0.50 per share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended September 30, 2001. The decrease to net income before the effect of the accounting change as a result of the adoption of SAB 101 was a decrease of $2.9 million or $0.22 per share for fiscal 2001.

      The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts of 10-20% on equipment that was shipped for which final installation and acceptance had not occurred as of October 1, 2000. Of this amount, $3.5 million was recognized as revenue in fiscal 2001. The pro forma amounts presented in the income statement were calculated assuming the accounting change was retroactively applied to prior periods.

      The Company's products are generally subject to warranty and such estimated costs are provided for in costs of sales when product revenue is recognized. Installation and other services are not essential to the functionality of the products as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors.

      Concentration of Credit and Other Risks. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term investments and accounts receivable.

      The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.

      A majority of the Company's principle customers are located in Asia, primarily Japan, Taiwan, China and Korea, and in Europe. Therefore, the Company's sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally sells its products to its Semiconductor Inspection product customers on net-30 day terms. For the Company's FPD, CRT display and glass product customers its terms are typically 80% to 90% of payment due upon shipment with the remaining amount due upon final acceptance. For sales to some of its customers in certain geographic regions, the Company requires letters of credit or substantial deposits prior to product shipments to such customers. However, the Company generally does not require collateral for most of its trade accounts receivable. The Company believes its credit evaluation and monitoring mitigates its credit risk.

      The Company's products include certain equipment that are currently single-sourced. The Company believes that other vendors would be able to provide similar equipment, however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate supply of critical single-sourced equipment.

      Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments with insignificant interest rate risk and have original maturity dates of three months or less from the date of acquisition. Short-term investments include marketable securities with maturities less than one year from the date of acquisition. The Company has classified all securities as available-for-sale as of the balance sheet dates. The cost and fair value of securities are based on the specific identification method. Investments classified as available-for-sale are reported at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of comprehensive income (loss) until realized.

      Fair Value of Financial Instruments. The amounts reported as short-term investments reasonably estimate fair value. The fair value of the Company's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items.

      Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market.

      Land, Property and Equipment. Land, property and equipment are recorded at cost. Depreciation of property and equipment is principally based on the straight-line method over the estimated useful lives of the assets which ranges from three to five years. No depreciation is recorded for land. The shorter of the life of the lease or the useful life is used for the amortization of leasehold improvements.

      Warranty. The Company generally provides a limited warranty on its systems for a period of one year from shipment. A provision for the estimated cost of warranty is recorded when the revenue is recognized.

      Shipping Costs. The Company's shipping and handling costs are included under cost of sales for all periods presented

      Advertising. Advertising costs are expensed as incurred. Advertising expense was $176,000, $93,000 and $122,000 for fiscal 2001, 2000 and 1999, respectively.

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

      Comprehensive Income (Loss). The Company has adopted the provisions of Statement of Accounting Standards No. 130 Reporting Comprehensive Income ("FAS 130"). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements Of Shareholders' Equity.

      Goodwill and Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 141" and "FAS 142", respectively). FAS 141 supercedes APB Opinion No. 16, Business Combinations, and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring the purchase method of accounting for all business combinations initiated after June 30, 2001. FAS 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company has adopted the provisions of FAS 141, the results of which are reflected in the accompanying consolidated financial statements.

      FAS 142 supercedes APB Opinion No 17, Intangible Assets, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however these assets must be reviewed at least annually for impairment. The Company has adopted the provision of FAS 142, which had no impact on the Company's financial position or results of operations. The Company amoritizes separately identifiable intangible assets with finite useful lives over periods ranging from three to five years.

      Stock-Based Compensation Plans. In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company accounts for its stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting For Stock Issued to Employees. The Company provides additional pro forma disclosures as required by FAS 123. (see Note 8)

      Net Income Per Share. The Company computes its earnings per share under the provisions of FASB Statement No. 128, Earnings Per Share. Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants. (see Note 12)

      Segment Information. FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), establishes standards for the reporting of financial and descriptive information about operating segments in financial statements. The Chief Executive Officer has been identified as Chief Operating Decision Maker ("CODM") because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenue and operating results. The Company operates under three reportable segments. (see
Note 11)

      Recent Accounting Pronouncements. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Impairment of long-lived Assets ("FAS 144"). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for the Company's fiscal year ended September 30, 2003. The adoption of FAS 144 is not expected to have any material adverse impact on the Company's financial position or results of its operations.

NOTE 2 - Balance Sheet Components

September 30,
(in thousands)                                             2001          2000
----------------------------------------------------     --------      --------
Inventories:
    Raw materials ..................................     $  9,686      $  9,025
    Work-in-process ................................        3,493         7,311
    Finished goods .................................        2,828           187
                                                         --------      --------
        Total ......................................     $ 16,007      $ 16,523
                                                         ========      ========

Land, property and equipment:
    Land and building ..............................     $  6,000      $     --
    Equipment ......................................       14,242         8,317
    Office furniture and fixtures ..................        2,044         1,214
    Leasehold improvements .........................        2,485         1,895
                                                         --------      --------
                                                           24,771        11,426
Less: accumulated depreciation and amortization ....      (10,725)       (7,315)
                                                         --------      --------
        Total ......................................     $ 14,046      $  4,111
                                                         ========      ========

Other current liabilities:
    Warranty .......................................     $  2,760      $  3,609
    Compensation ...................................        3,160         3,540
    Commissions ....................................          694         1,463
    Acquisition charges ............................          451         2,670
    Income taxes ...................................          494           284
    Other accrued expenses .........................          802         2,773
                                                         --------      --------
        Total ......................................     $  8,361      $ 14,339
                                                         ========      ========

NOTE 3 - Acquisitions

      In July 2001, the Company completed the acquisition of Intelligent Reasoning Systems, Inc. ("IRSI"). IRSI is a designer and seller of automated optical inspection ("AOI") systems based on its proprietary adaptive knowledge-based technology. In connection with the acquisition, the Company issued 699,010 shares of its common stock, valued at $19.8 million at closing, made payments of approximately $1.4 million related to costs of the transaction, assumed a warrant, fair valued at $534,000, which upon closing of the acquisition and pursuant to the terms therein, became exercisable for 28,766 shares of the Company's common stock and assumed $12.3 million in liabilities. Of the assumed liabilities the Company repaid $6.7 million immediately upon completion of the acquisition. Total cash paid for the acquisition, including costs of the transaction and repayments of assumed liabilities, amounted to $8.1 million.

      The acquisition agreement established an escrow account until July 16, 2002 of 127,164 shares of the Company's common stock which will secure the rights to indemnification and reimbursement of the Company should IRSI breach any of their representations and warranties under the acquisition agreement.

      The identifiable assets acquired primarily included accounts receivable, inventory and fixed assets. Liabilities assumed principally included short and long term debt, accounts payable and accrued liabilities.

      The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated by the Company based on available information with respect to the fair value of the assets acquired and liabilities assumed as follows:

            (in thousands)
            -------------------------------------------------------   -------
            Acquired core technology ..............................   $ 3,247
            Acquired developed technology .........................     1,494
            Acquired in-process research and development ..........     1,323
            Goodwill ..............................................    22,724
            Net book value of acquired assets and liabilities which
                 approximates fair value ..........................     5,363
                                                                      -------
                                                                      $34,151
                                                                      =======

      To determine the value of the developed and core technologies, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. These assets are being amortized over a three to five year life, with accumulated amortization of $239,000 as of September 30, 2001.

      The value of the in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at the time of the acquisition and that will, after the applicable closing date, require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. This analysis of research and development activities in process at the time of acquisition resulted in a valuation of approximately $1.3 million. The value of in-process research and development was charged to the Company's results of operations at the time of the acquisition.

      The following pro-forma information presents the results of continuing operations of the Company for the years ended September 30, 2001 and 2000 as if IRSI has been acquired as of October 1, 2000 and 1999, respectively. The pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future.

      The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from this transaction. The unaudited pro forma information is as follows:

                                                              Unaudited
Year ended September 30,                               ------------------------
(in thousands, except per share data)                     2001          2000
----------------------------------------------------   ----------    ----------

Total revenues .....................................   $   78,554    $   98,673
Net loss ...........................................      (23,809)         (666)

Pro forma loss per share from continuing operations:
Basic ..............................................   $    (1.74)   $    (0.05)
Diluted ............................................   $    (1.74)   $    (0.05)

      In December 2000, the Company acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), in exchange for approximately 1,139,000 shares of its common stock with the acquisition accounted for as a pooling of interests. IPS shareholders received 0.0447 exchangeable shares for each common share of IPS held that can be exchanged into Photon Dynamics' common stock on a one-for-one basis at any time within 5 years. In addition, all outstanding IPS stock options were converted at the common stock exchange ratio into options to purchase Photon Dynamics' common stock. The Company incurred $2.3 million in acquisition related charges consisting primarily of legal, accounting and integration fees.

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

      The following presents certain statement of operations data of the Company, IPS and CR Technology for the periods prior to the acquisitions:

Year ended September 30,
(in thousands)                                  2001         2000         1999
-------------------------------------------   --------     --------     -------
Revenue:
    Photon Dynamics .......................   $ 71,083     $ 82,234     $31,562
    Image Processing Systems ..............         --       12,523      16,580
    CR Technology .........................         --           --      13,869
                                              --------     --------     -------
       Consolidated revenue ...............   $ 71,083     $ 94,757     $62,011
                                              ========     ========     =======
Net income (loss):
    Photon Dynamics .......................   $(13,127)    $ 14,753     $ 1,170
    Image Processing Systems ..............         --       (1,218)        845
    CR Technology .........................         --           --       1,103
                                              --------     --------     -------
       Consolidated net income (loss) .....   $(13,127)    $ 13,535     $ 3,118
                                              ========     ========     =======

NOTE 4 - Restructure Charges

      During the fourth quarter of fiscal 2001, the Company implemented a restructuring plan (the "Restructuring Plan") to control spending and reduced its workforce by 69 employees. Prior to the date of the financial statements, management approved and implemented the Restructuring Plan and determined the benefits that would be offered to the employees being terminated. The benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in manufacturing and operational locations in North America. The Company recorded a restructuring charge in the fourth quarter of fiscal 2001 of $1.2 million for employee-related costs and other expenses. Of this amount, none was paid before September 30, 2001 and there were no adjustments to the liability. All of the affected employees were notified of their termination prior to the date of the financial statements. Management expects to complete most payments under the Restructuring Plan by the end of the second quarter of fiscal 2002 except for contract employment payments.

NOTE 5 - Line of Credit

      In March 2000, the Company entered into a $4.0 million bank line of credit ("line of credit") which had an initial term of one year, and expired in March 2001. The Company renegotiated the terms of the line of credit and extended the term of the facility until March 2002. This line of credit is secured by substantially all of the Company's assets and contains certain financial and other covenants. The Company has agreed not to pay any dividends in conjunction with maintaining this line of credit.

      The credit facility bears interest at the bank's prime rate (6.00% at September 30, 2001). At September 30, 2001, no amounts were outstanding under the line of credit. The Company was not in compliance with certain bank covenants as of September 30, 2001 and obtained the requisite waivers from the bank.

NOTE 6 - Short-Term Investments

      The following table presents the estimated fair value of the Company's investments:

Year ended September 30,
(in thousands)                                                 2001        2000
--------------------------------------------------------     -------     -------
Government securities ..................................     $21,113     $ 7,520
Auction rate preferred securities ......................      40,885      58,830
Commercial paper and corporate debt securities .........       5,565      26,653
                                                             -------     -------
        Amounts included in short-term investments .....     $67,563     $93,003
                                                             =======     =======

      Net unrealized gains as of September 30, 2001 were $107,000, while net unrealized losses as of September 30, 2000 were $16,000.

NOTE 7 - Income Taxes

      The provision for income taxes consists of the following:

Year ended September 30,
(in thousands)                                       2001        2000      1999
-------------------------------------------------   ------      ------    ------
Current:
      Federal ...................................   $   --      $3,199    $  111
      State .....................................       --           2       151
      Foreign ...................................       53          37        71
Deferred:
      Federal ...................................       --          --       340
                                                    ------      ------    ------
         Provision for income taxes .............   $   53      $3,238    $  673
                                                    ======      ======    ======

      Income (loss) before income taxes consists of the following:

Year ended September 30,
(in thousands)                                     2001        2000        1999
---------------------------------------------    -------     --------     ------

Domestic ....................................    $(1,859)    $ 17,991     $2,946
Foreign .....................................     (4,655)      (1,218)       845
                                                 -------     --------     ------
      Income (loss) before income taxes .....    $(6,514)    $ 16,773     $3,791
                                                 =======     ========     ======

      The significant components of the Company's deferred income tax assets are as follows:

September 30,
(in thousands)                                               2001        2000
--------------------------------------------------------   --------    --------

Deferred tax assets:
      Net operating loss carryforwards .................   $ 18,518    $  2,496
      Research credit carryforwards ....................      5,705       2,549
      Canadian research and development expenditures ...      2,351       2,093
      Capitalized research costs .......................         --         432
      Inventory writedowns .............................      1,773       1,591
      Depreciation .....................................        801         455
      Bad debt reserve .................................        676       1,583
      Expenses not currently deductible ................      2,395       1,851
      SAB 101 ..........................................      2,450          --
      Other individually immaterial items ..............         --         303
                                                           --------    --------
Total deferred tax assets ..............................     34,669      13,353
Valuation allowance ....................................    (34,669)    (13,353)
                                                           --------    --------
Net deferred tax assets ................................         --          --
                                                           --------    --------
Deferred tax liabilities ...............................         --          --
                                                           ========    ========
      Total net deferred tax assets ....................   $     --    $     --
                                                           ========    ========

      The valuation allowance increased by approximately $21.3 million and $500,000 in fiscal 2001 and 2000, respectively. As of September 30, 2001, approximately $7.9 million of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

      As of September 30, 2001, the Company has federal net operating loss carryforwards of approximately $48.0 million. The Company also has federal and state research and development tax credit carryforwards of $3.3 million and $2.4 million, respectively, as of September 30, 2001. The domestic net operating loss and credit carryforwards will expire at various times beginning in fiscal 2002, if not utilized.

      The Company has cumulative foreign loss carryforwards for Canadian income tax purposes of approximately $3.8 million. These tax losses will expire at various times beginning in fiscal 2002, if not utilized.

      The Company has cumulative Canadian scientific research and development expenditures ("SR&D") available for deduction in future years of approximately of $5.2 million. These deductible SR&D can be carried forward to reduce future Canadian taxable income indefinitely.

      Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company's domestic net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company's stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

      The reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

Year ended September 30,
(in thousands)                                                   2001       2000       1999
------------------------------------------------------------   -------    -------    -------
Expected provision (benefit) at federal statutory rate .....   $(2,280)   $ 5,871    $ 1,327
Alternative minimum taxes ..................................        --         --         66
State income taxes .........................................        --          2        151
Foreign tax rate greater than U.S. tax rate ................      (123)      (108)        81
Losses (benefited)/not benefited ...........................     2,456     (2,303)      (757)
Other individually immaterial items ........................        --       (224)      (195)
                                                               -------    -------    -------
                                                               $    53    $ 3,238    $   673
                                                               =======    =======    =======

      Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTE 8 - Shareholders' Equity and Employee Benefits

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

      Warrants. On December 17, 1999, in connection with a private placement, Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), issued 4,761,905 special warrants to investors at a price of $1.05 (Canadian dollars) each. On March 24, 2000, all special warrants were automatically exchanged for an equal number of IPS common shares. The underwriting agent received an option to purchase 476,191 shares of IPS common stock at an exercise price of $1.18 (Canadian dollars) per share. This option expires on December 17, 2001, and has not been exercised as of September 30, 2001. Upon acquisition of IPS by Photon Dynamics, the underwriters' option was converted into an option to purchase 21,285 exchangeable shares of IPS at an exercise price of $26.40 per share which are convertible into Photon Dynamics common shares on a one to one ratio.

      In connection with the acquisition of IRSI in July 2001, the Company assumed the terms of a warrant originally issued by IRSI to Leader Technologies Ltd. The original terms of the warrant provided the holder with the right to purchase 1,300,000 shares of Series E Preferred Stock of IRSI at a purchase price of $1.20 per share. Upon the closing of the acquisition and pursuant to the terms therein, the warrant became exercisable for 28,766 shares of the Company's common stock at a purchase price of $54.23 per share. The warrant terminates on March 1, 2005.

      Stock Option Plans. Under the Company's 1987, 1995 and 2001 stock option plans and the CR Technology Plans, the Board of Directors may, at its discretion, grant incentive or non-qualified stock options to employees, officers, directors and consultants at prices no less than 100% of the fair market value of shares at the date of grant. The plans also permit the grant of stock bonus awards to qualified individuals. Options generally vest in 50 equal installments commencing from the date of grant and expire ten years after the options are granted.

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

      In connection with the Company's acquisition of CR Technology in November 1999, 104,500 options granted under the CR Technology Plans were converted into 125,742 options to purchase shares of the Company's common stock at an average converted exercise price of $0.26. The options are exercisable in four equal annual installments commencing one year from the date of grant and expire ten years from the original date of grant.

      In connection with the Company's acquisition of IPS in December 2000, 2,828,210 options granted under IPS' option plan were converted into 126,421 options to purchase shares of the Company's common stock at an average converted exercise price of $17.28 per share. These options are exercisable generally over a three year period with vesting that begins either immediately or after one year. All options granted expire five years after the original date of grant.

      Series A1 Preferred Stock. In connection with the Company's acquisition of IPS in December 2000, one share of the Company's series A1 preferred stock (the "Special Voting Share") was issued to a trustee for the benefit of the holders of IPS exchangeable preferred stock. With respect to all meetings of the Company's shareholders, the Special Voting Share has the right to vote together with the common stock, and the holder of the Special Voting Share is entitled to the number of votes equal to the number of shares of IPS exchangeable preferred stock outstanding as of the record date for such meeting. Each holder of IPS exchangeable preferred stock is entitled to instruct the trustee to exercise one of the votes attached to the Special Voting Share for each share of the IPS exchangeable preferred stock held by such holder. The Special Voting Share does not convert into common stock or any other stock of the Company and does not have any liquidation or dividend rights. A nominal value was paid to the Company in consideration for the Special Voting Share.

      The activity under the Company's option plans is as follows:

                                                                      Weighted-
                                                                       Average
                                          Available       Options      Exercise
                                          For Grant     Outstanding      Price
---------------------------------------   ----------    ----------    ----------

Balances at September 30, 1998 ........      484,319     1,323,426    $     4.89

Additional shares reserved ............      230,000            --            --
Options granted .......................     (809,795)      809,795          5.86
Options canceled/expired ..............      548,951      (548,951)         6.59
Options exercised .....................           --      (299,825)         2.13
                                          ----------    ----------    ----------
Balances at September 30, 1999 ........      453,475     1,284,445          5.43

Additional shares reserved ............      350,000            --            --
Options granted .......................     (614,039)      614,039         36.97
Options canceled/expired ..............       78,833       (78,833)        19.71
Options exercised .....................           --      (448,622)         3.25
                                          ----------    ----------    ----------
Balances at September 30, 2000 ........      268,269     1,371,029         19.50

Additional shares reserved ............      900,000            --            --
Options granted .......................   (1,069,228)    1,069,228         20.94
Options canceled/expired ..............      260,991      (260,911)        28.40
Options exercised .....................           --      (217,537)        12.98
                                          ----------    ----------    ----------
Balances at September 30, 2001 ........      360,032     1,961,809    $    19.74
                                          ==========    ==========    ==========

      The following table summarizes information about stock options outstanding (including CR Technology and IPS on an equivalent basis) as of September 30, 2001:

                       Options Outstanding                             Options Vested and Exercisable
-------------------------------------------------------------------   --------------------------------
                                     Weighted-
                                      Average
                  Number of Shares   Remaining
                   Outstanding at     Contract    Weighted-Average       Number      Weighted-Average
   Range of        September 30,      Life (in   Exercise Price at     Vested and   Exercise Price at
Exercise Price          2001           years)    September 30, 2001   Exercisable   September 30, 2001
---------------   ----------------   ---------   ------------------   -----------   ------------------
$ 0.17 - $ 4.50         407,934         6.77        $     3.71          348,980        $     3.65
  4.63 -  14.87         230,157         6.65              9.89          115,618              9.65
 16.88 -  16.88         359,686         9.27             16.88           55,743             16.88
 18.06 -  26.05         367,683         8.83             20.48           85,524             21.76
 27.23 -  30.91         304,360         9.51             27.84           11,608             27.97
 33.12 -  47.31         267,999         8.26             42.74          107,119             41.87
 59.00 -  59.00          23,990         8.74             59.00            9,154             59.00
---------------       ---------         ----        ----------          -------        ----------
$ 0.17 - $59.00       1,961,809         8.25        $    19.74          733,746        $    14.36
===============       =========         ====        ==========          =======        ==========

      The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $13.83, $22.62 and $2.66, respectively. Options exercisable were 733,746, 480,964 and 530,883 as of September 30, 2001, 2000 and 1999,
respectively.

      Employee Purchase Plan. The Company's employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings, through accumulated payroll deductions, toward the semi-annual purchase of the Company's common stock. Participants purchase shares on the last day of each offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the two-year offering period or the purchase date. Compensation expense of $481,000 was recorded in fiscal 2000 in connection with the plan. In fiscal 2001, 2000 and 1999, employees purchased 41,892, 98,019 and 121,876 shares, respectively. At September 30, 2001, 326,341 shares were reserved and available for issuance under the plan. The weighted-average fair value of shares issued in fiscal 2001, 2000 and 1999 were $19.32, $3.57 and $1.86, respectively.

      Pro Forma Net Income and Net Income Per Share. Pro forma information regarding net income and net income per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions:

Year ended September 30,                             2001       2000       1999
-----------------------------------------------      ----       ----       ----
Stock option plan:
    Expected stock price volatility ...........      1.02       0.94       0.80
    Risk free interest rate ...................      4.55%      6.15%      4.73%
    Expected life of options (years) ..........      3          3          2

Stock purchase plan:
    Expected stock price volatility ...........      1.02       0.81       0.80
    Risk free interest rate ...................      4.85%      5.36%      5.31%
    Expected life of plan (years) .............      2          2          2

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

      For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended September 30, 2001, 2000 and 1999 is as follows:

Year ended September 30,
(in thousands, except per share data)           2001         2000       1999
------------------------------------------   ----------    --------   --------
Pro forma net income (loss) ..............   $  (20,226)   $  8,650   $  1,481

Pro forma net income (loss) per share:
    Basic ................................   $    (1.55)   $   0.72   $   0.15
    Diluted ..............................   $    (1.55)   $   0.66   $   0.14

      Other Employee Benefits Plans. The Company has a retirement savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Beginning in fiscal 2000, the Company matched 50% on the first 7% (maximum of $3,500 per year) of an eligible employee's contribution. The total charge to operations under the 401(k) program was $389,000, $245,000 and nothing in fiscal 2001, 2000 and 1999, respectively.

      Shares Reserved. The Company has reserved shares of common stock for future issuance as follows:

                                                         September 30,
                                                              2001
                                                         -------------
            Stock options outstanding .................    1,961,809
            Stock options, available for grant ........      360,032
            Shares for employee stock purchase plan ...      326,341
            Warrants ..................................       50,051
                                                           ---------

                    Total .............................    2,698,233
                                                           =========

NOTE 9 - Legal Proceedings

      The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has purported to assert several causes of action under state law arising out of the alleged misrepresentation and enforcement of the Company's insider trading policy and is seeking damages of approximately $17.7 million. While the Company intends to vigorously contest this action, it cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operation.

NOTE 10 - Commitments and Contingencies

      The Company leases certain of its San Jose, California facilities under a non-cancelable operating lease that expires at various times through fiscal 2006, with renewal options at fair market value for an additional five-year period. The Company leases its Aliso Viejo, California facilities under a non-cancelable operating lease that expires at various times through fiscal 2004, with renewal options at fair market value for an additional five-year period. The Company leases its Markham, Ontario (Canada) facilities under a non-cancelable operating lease that expires at various times through fiscal 2004, with renewal options at fair market value for an additional five-year period. The Company leases its Austin, Texas facility under non-cancelable operating leases that expires at various times through fiscal 2005, with renewal options at fair market value for an additional five-year period. The Company also leases equipment under operating leases.

      Total rent expense under all operating leases was $1.6 million, $1.3 million and $1.2 million for the years ended September 30, 2001, 2000 and 1999, respectively.

      Future minimum lease commitments under operating leases at September 30, 2001 are $2.5 million, $2.5 million, $2.6 million, $2.3 million, and $1.9 million in fiscal 2002 through 2006, respectively.

NOTE 11 - Segment Reporting and Geographic Information

      During the first quarter of fiscal 2001, the Company changed the structure of its internal organization following the acquisition of IPS that became effective on the close of business December 22, 2000.

      The Company conducts business in three operating segments: flat panel display ("FPD") products, printed circuit board ("PCB") assembly and advanced semiconductor packaging inspection products (collectively, "semiconductor inspection products") and cathode ray tube ("CRT") display and glass inspection products. The Company's FPD products include test, repair and inspection equipment. The Company's FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company's FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes. The Company's semiconductor inspection products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company's CRT display and glass inspection products allow CRT display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

      Prior to the acquisition of IPS in December 2000, the Company operated in the FPD and semiconductor inspection product segments. The Company's management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant intersegment sales or transfers. The Company's principal customers are primarily Asian-based FPD and CRT display manufacturers.

      The Company sells its products for the FPD industry directly to customers in Korea and Taiwan and through a value-added reseller, Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), in Japan. The Company sells its products for the CRT display and glass industries directly except in Japan where a sales representative is used. The Company sells its products for the semiconductor inspection industry primarily through sales representatives.

      The Company's operating segments consist of the following:

                                                     Semiconductor    CRT Display
                                            FPD        Inspection       and Glass
(in thousands)                           Products       Products        Products      Totals
--------------------------------------   ---------   -------------   ------------  ---------
Year ended September 30, 2001:
   Revenue from external customers ...   $  38,319     $ 18,107        $ 14,657    $  71,083
   Income (loss) from operations .....      (7,304)      (2,126)         (2,092)     (11,522)
   Identifiable assets ...............     109,537       41,920           7,178      158,635
   Long-lived assets .................       9,983        2,462           1,601       14,046
   In process research and development          --        1,323              --        1,323
   Restructure charges ...............         976           --             253        1,229
   Amortization of intangibles .......          --          239              --          239

Year ended September 30, 2000:
   Revenue from external customers ...      64,221       18,013          12,523       94,757
   Income (loss) from operations .....      11,994        1,822          (1,262)      12,554
   Identifiable assets ...............     134,859        9,698          10,497      155,054
   Long-lived assets .................       2,402          166           1,543        4,111

Year ended September 30, 1999:
   Revenue from external customers ...      31,562       13,869          16,580       62,011
   Income (loss) from operations .....       1,180        1,595             862        3,637
   Identifiable assets ...............      25,288        6,779          10,824       42,891
   Long-lived assets .................       1,692          125           1,584        3,401

      Long-lived assets by geographical area as follows:

Year ended September 30,
(in thousands)                           2001            2000           1999
-------------------------------         -------         ------         ------
   United States ..............         $12,333         $2,549         $1,813
   Canada .....................           1,601          1,543          1,584
   Other ......................             112             19              4
                                        -------         ------         ------
     Total ....................         $14,046         $4,111         $3,401
                                        =======         ======         ======

      Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

Sales to unaffiliated customers were as follows:
Year ended September 30,
(percent of revenue)                                     2001     2000     1999
-----------------------------------------------------    ----     ----     ----
Quanta Display Inc. .................................      14%      --       --
LG Philips LCD Co., Ltd. ............................      14%      25%      17%
IHI .................................................      13%      --       13%
Unipac Optoelectronics Corporation ..................      --       12%      --
Hyundai Electronics Industries Co., LTD .............      --       11%      --
Samsung America, Inc. ...............................      --       11%      11%

      The following is a summary of revenue by geographic area based on location where the product was shipped:

Year ended September 30,
(in thousands)                             2001            2000            1999
--------------------------------         -------         -------         -------
Revenue:
    Taiwan .....................         $19,880         $16,632         $11,529
    United States ..............          15,275          17,480          13,904
    Korea ......................          13,076          40,576          17,809
    Japan ......................           9,357           6,649           8,648
    China ......................           7,243           6,968           4,789
    Europe .....................           2,834           2,308           3,190
    Canada .....................           2,124           2,759             287
    Other ......................           1,294           1,385           1,855
                                         -------         -------         -------
      Total ....................         $71,083         $94,757         $62,011
                                         =======         =======         =======

NOTE 12 - Net Income Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

Year ended September 30,
(in thousand, except per share data)                                2001           2000      1999
---------------------------------------------------------------   --------       -------   -------
Numerator:
    Net income (loss) for basic and diluted earnings per share:   $(13,127)      $13,535   $ 3,118
Denominator:
Weighted average shares for basic earnings per share ..........     13,165        11,949    10,178
Effect of dilutive securities:

    Employee stock options ....................................         --         1,037       617

    Warrants ..................................................         --            64       114
                                                                  --------       -------   -------
Weighted average shares for diluted earnings per share ........     13,165(1)     13,050    10,909
                                                                  ========       =======   =======

Basic net income (loss) per share .............................   $  (1.00)      $  1.13   $  0.31
Diluted net income (loss) per share ...........................   $  (1.00)      $  1.04   $  0.29

(1) The effect of dilutive securities of 785,000 shares from employee stock options and warrants was not included in the computation of diluted earnings per share as the effect is antidilutive.

NOTE 13 - Related Party Transactions

      During fiscal 1999, the Company sold $4.9 million of its FPD products to LG Philips LCD Co., Ltd. ("LG"). At September 30, 2001, 2000 and 1999, LG owned less than 1% of the Company's common stock.

      Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), incurred costs relating to recruiting and temporary personnel services of $24,000 in the year ended September 30, 1999 which were provided by a party related to the former president of IPS. A company partially owned by a former officer of IPS provided investor relations services to IPS. Fees paid were $40,000 and $38,000 for each of the years ended September 30, 2000 and 1999, respectively. These related party transactions were effected at or below market related rates.

      A full recourse loan in the amount of $250,000, secured by shares of the Company stock held by the individual, was due from an officer of the Company as of September 30, 2001. IPS had loans due from directors and officers of $86,000 and $122,000 as of September 30, 2000 and 1999, respectively and from employees of $4,000 and $12,000 as of September 30, 2000 and 1999, respectively. These loans were made pursuant to employment agreements or other terms of employment and the IPS loans were no longer outstanding as of September 30, 2001.

NOTE 14 - Government Advances to Photon Dynamics Canada Inc., a Wholly-owned Subsidiary

      A liability of $267,000 representing the balance of funding received from Industry, Science and Technology Canada under a non-interest bearing loan made to finance certain project expenditures was cancelled during the year ended September 30, 1999 pursuant to a termination agreement between IPS and the Minister of Industry, as all terms of funding were satisfied. The $267,000 was recorded as a reduction in engineering, research and development expenses during the year ended September 30, 1999.

      IPS entered into two Industrial Research Assistance Programs ("IRAP") during the year ended September 30, 1999 with the National Research Council of Canada ("NRC"). One program was for pre-commercialization assistance in the development of glass inspection technology. Under this agreement, the NRC agreed to contribute up to a maximum of $341,000 over the period July 1, 1999 to December 31, 2000. Photon Dynamics Canada, Inc. will repay the NRC based on a percentage of gross revenue earned, on a quarterly basis, beginning on October 1, 2002 and up to and including July 1, 2004. The amount repayable to NRC is capped at 150% of the contribution amount. Photon Dynamics Canada, Inc. received nothing, $128,000 and $201,000 in fiscal year 2001, 2000 and 1999, respectively. As of September 30, 2001 no payments have been made on this liability, which has been classified as long-term debt.

      The second program is related to assistance in the form of a non-repayable grant to a maximum of $133,000. The Company received $5,000 and $128,000 in fiscal 2001 and 2000. All amounts received through this program were taken as a reduction to research and development expenses.

      In fiscal 2001 the Company entered into an additional funding agreement with the NRC for the amount of $129,000. This contribution is a non-repayable grant. The Company received $17,000 in fiscal 2001, which was taken as a reduction to research and development expenses.

NOTE 15 - Quarterly Consolidated Results of Operations (Unaudited)

      The Company accounted for the acquisitions of CR Technology, Inc. and IPS as pooling of interests for accounting purposes. All previously reported amounts have been restated to reflect the effect of the pooling. The Company accounted for the acquisition of IRSI on July 16, 2001 as a purchase and financial information has been included in the consolidated financial statements from this date forward.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). The SEC addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company's previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has always met its installation obligations and obtained customer acceptance. In October 2000, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements -- Frequently Asked questions and Answers ("SAB 101 FAQ"). SAB 101 FAQ was issued to clarify many of the implementation questions surrounding SAB 101. The Company recorded a non-cash charge of $6.6 million, or $0.50 per share in fiscal 2001, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The decrease to net income before the cumulative effect of the accounting change as a result of the adoption of SAB 101 was a decrease of $2.9 million or $0.22 per diluted share for fiscal 2001. The Company's revenue recognition policies are disclosed in Note 1.

      The Company has included the following information below to demonstrate the effect on the fiscal quarters ending December 31, 2000, March 31, 2001 and June 30, 2001 as if the provisions of SAB 101 had been applied as of the beginning of fiscal year 2001:

                                                              1st Quarter through 3rd Quarter of   4th Quarter 2001
                                                                     Fiscal 2001 (Restated)          (As reported)
                                                              -----------------------------------  ----------------
                                                              December 31    March 31    June 30     September 30
(in thousands, except per share data)                            2000          2001        2001          2001
-----------------------------------------------------------   -----------    --------    --------  ----------------
Revenue ...................................................   $    23,869    $ 23,385    $ 13,436    $     10,393

Cost of revenue ...........................................        12,846      14,275       8,103           6,829
                                                              -----------    --------    --------    ------------
Gross margin ..............................................        11,023       9,110       5,333           3,564

Operating expenses:
   Research and development ...............................         4,499       4,636       3,753           4,234
   Selling, general and administrative ....................         4,691       4,657       3,918           5,048
   Non-recurring acquisition charges ......................         2,325          --          --              --
   Acquired in-process research and development ...........            --          --          --           1,323
   Restructure charges ....................................            --          --          --           1,229
   Amortization of intangibles ............................            --          --          --             239
                                                              -----------    --------    --------    ------------
       Total operating expenses ...........................        11,515       9,293       7,671          12,073
                                                              -----------    --------    --------    ------------

Loss from operations ......................................          (492)       (183)     (2,338)         (8,509)

Interest income and other, net ............................         1,680       1,577       1,066             685
                                                              -----------    --------    --------    ------------
Income (loss) before income taxes and cumulative effect of
           a change in accounting principle ...............         1,188       1,394      (1,272)         (7,824)

Provision (benefit) for income taxes ......................           518         191        (241)           (415)
                                                              -----------    --------    --------    ------------
Income (loss) before cumulative effect of change in
      accounting principle ................................           670       1,203      (1,031)         (7,409)

Cumulative effect of change in accounting principle, net
      of tax benefit ......................................        (6,560)         --          --              --
                                                              -----------    --------    --------    ------------
Net income (loss) .........................................   $    (5,890)   $  1,203    $ (1,031)   $     (7,409)
                                                              ===========    ========    ========    ============
Net income  (loss) per share  before  cumulative  effect of
      change in accounting principle:
Basic .....................................................   $      0.05    $   0.09    $  (0.08)   $      (0.54)
Diluted ...................................................   $      0.05    $   0.09    $  (0.08)   $      (0.54)
Loss per  share  from the  cumulative  effect  of change in
      accounting principle, net of  tax benefit:
Basic .....................................................   $     (0.50)         --          --              --
                                                              -----------    --------    --------    ------------
Diluted ...................................................   $     (0.50)         --          --              --
                                                              -----------    --------    --------    ------------
Net income (loss) per share:
Basic .....................................................   $     (0.45)   $   0.09    $  (0.08)   $      (0.54)
Diluted ...................................................   $     (0.45)   $   0.09    $  (0.08)   $      (0.54)
                                                              ===========    ========    ========    ============

Weighted average number of shares:
Basic .....................................................        12,965      12,972      13,014          13,705
Diluted ...................................................        12,965      13,659      13,014          13,705

                                                                2001 (As reported)
                                                  ------------------------------------------------
                                                  December 31   March 31  June 30     September 30
(in thousands, except per share data)                 2000        2001      2001          2001
-----------------------------------------------   -----------   --------  --------    ------------
Revenue .......................................   $    29,282   $21,157   $ 12,277    $     10,393

Cost of revenue ...............................        15,790    11,774      7,903           6,829
                                                  -----------   -------   --------    ------------
Gross margin ..................................        13,492     9,383      4,374           3,564

Operating expenses:
   Research and development ...................         4,499     4,636      3,753           4,234
   Selling, general and administrative ........         4,994     4,381      3,896           5,048
   Non-recurring acquisition charges ..........         2,325        --         --              --
   Acquired in-process research and development            --        --         --           1,323
   Restructure charges ........................            --        --         --           1,229
   Amortization of intangibles ................            --        --         --             239
                                                  -----------   -------   --------    ------------
      Total operating expenses ................        11,818     9,017      7,649          12,073
                                                  -----------   -------   --------    ------------

Income (loss) from operations .................         1,674       366     (3,275)         (8,509)

Interest income and other, net ................         1,680     1,577      1,066             685
                                                  -----------   -------   --------    ------------
Income (loss) before income taxes .............         3,354     1,943     (2,209)         (7,824)

Provision (benefit) for income taxes ..........           518       191       (241)           (415)
                                                  -----------   -------   --------    ------------

Net income (loss) .............................   $     2,836   $ 1,752   $ (1,968)   $     (7,409)
                                                  ===========   =======   ========    ============

Income (loss) per share:
Basic .........................................   $      0.22   $  0.14   $  (0.15)   $      (0.54)
                                                  ===========   =======   ========    ============
Diluted .......................................   $      0.21   $  0.13   $  (0.15)   $      (0.54)
                                                  ===========   =======   ========    ============

Weighted average number of shares:
Basic .........................................        12,965    12,972     13,014          13,705
Diluted .......................................        13,614    13,659     13,014          13,705

                                                       2000 (As reported)
                                         -----------------------------------------------
                                         December 31   March 31   June 30   September 30
(in thousands, except per share data)        1999        2000       2000        2000
--------------------------------------   -----------   --------   -------   ------------
Revenue ..............................   $    19,483   $ 23,610   $25,288   $     26,376

Cost of revenue ......................        10,160     13,330    13,464         13,670
                                         -----------   --------   -------   ------------
Gross margin .........................         9,323     10,280    11,824         12,706

Operating expenses:
   Research and development ..........         2,742      3,044     3,853          4,557
   Selling, general and administrative         3,718      4,154     4,356          4,295
   Non-recurring acquisition charges .           860         --        --             --
                                         -----------   --------   -------   ------------
      Total operating expenses .......         7,320      7,198     8,209          8,852
                                         -----------   --------   -------   ------------

Income from operations ...............         2,003      3,082     3,615          3,854

Interest income and other, net .......             1        919     1,627          1,672
                                         -----------   --------   -------   ------------
Income before income taxes ...........         2,004      4,001     5,242          5,526

Provision for income taxes ...........           390        730     1,000          1,118
                                         -----------   --------   -------   ------------

Net income ...........................   $     1,614   $  3,271   $ 4,242   $      4,408
                                         ===========   ========   =======   ============

Income per share:
Basic ................................   $      0.15   $   0.28   $  0.33   $       0.34
                                         ===========   ========   =======   ============
Diluted ..............................   $      0.14   $   0.25   $  0.31   $       0.32
                                         ===========   ========   =======   ============

Weighted average number of shares:
Basic ................................        10,548     11,646    12,724         12,884
Diluted ..............................        11,657     13,054    13,761         13,760

Note: The results for the first three quarters of fiscal year 2001 have been adjusted to reflect the adoption of SAB 101. Pro forma amounts for the quarters beginning before October 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this report because registrant will file a definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on January 21, 2002 within 120 days after the end of its fiscal year pursuant to Regulation 14A, and the information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to Directors and Executive Officers may be found in "Executive Officers of the Registrant" at the end of Item 1 of this Annual Report on Form 10-K and in the sections entitled "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our Proxy Statement for the 2001 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation

      The information required by this Item will be incorporated herein by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item will be incorporated herein by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

      The information required by this Item will be incorporated herein by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Certain Relationships and Related Transactions."

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1.    Financial Statements

      See Index to Financial Statements in Item 8.

      2.    Financial Statement Schedules

      The following financial statement schedule is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      Schedule II

                              PHOTON DYNAMICS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at                 Charged to                   Balance at
Year ended September 30,            Beginning    Charged to       Other                       End of
(in thousands)                      of Period     Expense       Accounts     Deductions       Period
--------------------------------   -----------   ----------    -----------   -----------   -----------
Allowance for doubtful accounts:
2001 ...........................   $     1,751   $      146             --            --   $     1,897
2000 ...........................   $     1,366   $       17    $       419   $        51   $     1,751
1999 ...........................   $       888   $      387    $       100   $         9   $     1,366

(b) Exhibits

Number      Exhibit
------      -------

2.1(E)      Agreement and Plan of Merger, dated as of July 6, 2001, by and among
            Photon Dynamics, Inc., a California corporation; Iris Acquisition,
            LLC, a Texas limited liability company; Intelligent Reasoning
            Systems, Inc., a Texas corporation; and Clinton Bybee (as the
            Shareholders' Agent), as amended on July 12, 2001.
3.1(A)      Form of Amended and Restated Articles of Incorporation of the
            Registrant.
3.2(C)      Bylaws of the Registrant and amendments thereto.
3.3(I)      Certificate of Determination of Series A1 Preferred Stock of
            Registrant.
4.1(A)      Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1(A)     First Amended and Restated Investor Rights Agreement Between
            Registrant and the shareholders set forth therein dated May 11,
            1994.
10.2(A)     Fourth Amended Shareholders Agreement for Photon Dynamics, Inc.
            between the Registrant and the shareholders set forth therein dated
            May 11, 1994.
10.3(A)     Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
10.4(A)     1987 Stock Option Plan and Form of Stock Option Agreement.
10.5(H)     1995 Stock Option Plan.
10.6(H)     1995 Employee Stock Purchase Plan.
10.7(B)     Lease agreement between Berg & Berg Developers and Registrant dated
            August 6, 1996.
10.8(A)     Sales Agent Agreement between the Registrant, K.K. Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. dated June 1,
            1992, the amendment thereto dated November 17, 1993 and the modification agreement related thereto dated January 1, 1995.
10.9(A)     License Agreement between the Registrant and Ishikawajima-Harima
            Heavy Industries Co., Ltd. dated June 1, 1992 and the addendum thereto dated November 11, 1993.
10.10(A)    Commercialization Agreement between the Registrant and
            Ishikawajima-Harima Heavy Industries Co., Ltd. dated June 1, 1992 and the amendment thereto dated November 17, 1993.
10.13(A)    Form of Amendment to First Amended and Restated Investor Rights
            Agreement.
10.14(B)    Agreement Regarding Change of Control between the Registrant and
            Vincent Sollitto dated July 1, 1996.
10.15(D)    Agreement Regarding Change of Control between the Registrant and
            Richard Dissly dated November 1, 1998.
10.16(D)    Agreement Regarding Change of Control between the Registrant and
            Jeffrey Hawthorne dated October 15, 1995.
10.17(F)    Sprott Compensation Option to Purchase Exchangeable Shares of Image
            Processing Systems Inc. dated December 22, 2000.
10.18(F)    Voting and Exchange Trust Agreement, by and among Image Processing
            Systems Inc., Registrant, Photon Dynamics Nova Scotia Company and
            Montreal Trust Company of Canada dated December 22, 2000.
10.19       Lease Agreement between Corridor Park Pointe II, L.P. and
            Intelligent Reasoning Systems, Inc. dated May 21, 1999.
10.20       First Amendment to Lease Agreement between Corridor Park Pointe II,
            L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.
10.21       Second Amendment to Lease Agreement between Corridor Park Pointe II,
            L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.
10.22(G)    Purchase Agreement for Commercial Property dated February 12, 2001.
10.23(G)    Promissory Note from Bruce P. Delmore dated March 5, 2001.
10.24(H)    Photon Dynamics, Inc. 2001 Equity Incentive Plan.
10.25(H)    Image Processing Systems Inc. Share Incentive Plan.
10.26(F)    Employment Agreement for Kenneth Wawrew dated October 13, 2000.
10.27       Series E Stock Purchase Warrant for Leader Technologies LTD, dated
            March 1, 2000.
10.28       Cancellation of Loans for Jon Hopper
21.1        Subsidiaries of the Registrant.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
23.2        Consent of Arthur Andersen LLP, Independent Public Accountants.

Key to Exhibits:

(A) Previously filed on Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission ("SEC") on November 15, 1995 and incorporated here by reference.

(B) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 30, 1996 and incorporated here by reference.

(C) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 18, 1998 and incorporated here by reference.

(D) Previously filed on Registrant's Form 10-KSB as filed with the SEC on October 27, 1999 and incorporated here by reference.

(E) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 25, 2001, and incorporated here by reference.

(F) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and incorporated here by reference.

(G) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated here by reference.

(H) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed January 24, 2001, and incorporated here by reference.

(I) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 29, 2000, and incorporated here by reference.

(J) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated here by reference.

(c) Reports on Form 8-K

      On July 25, 2001, the Company filed a Current Report on Form 8-K under "Item 5 Other Events" announcing the completion of the acquisition of Intelligent Reasoning Systems, Inc., a Texas corporation, and under "Item 7 Financial Statements, Pro Forma Financial Information and Exhibits" and filed as an exhibit the Agreement and Plan of Merger pursuant to which the acquisition was accomplished.

      On August 17, 2001, the Company filed a Current Report on Form 8-K restating under "Item 5 Other Events" the information provided under "Item 6, Selected Consolidated Financial Data", "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations", "Item 7A, Quantitative and Qualitative Disclosures about Market Risk" and "Item 8, Financial Statements and Supplementary Data" as presented in the Photon Dynamics, Inc. Annual Report on Form 10-K filed on November 7, 2000 to give effect to the acquisition by Photon Dynamics, Inc. of Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. which took place on December 22, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHOTON DYNAMICS, INC.

                                 By: /s/ VINCENT F. SOLLITTO
                                 -----------------------------------------------
                                 Vincent F. Sollitto
                                 President, Chief Executive Officer and Director

                                 Dated: December 6, 2001

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Vincent F. Sollitto and Richard L. Dissly, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                       Date
        ---------                        -----                       ----


/s/  VINCENT F. SOLLITTO     President, Chief Executive         December 6, 2001
------------------------     Officer and Director
Vincent F. Sollitto          (Principle Executive Officer)


/s/  RICHARD L. DISSLY       Chief Financial Officer and        December 6, 2001
------------------------     Secretary (Principle Financial
Richard L. Dissly            and Accounting Officer)


/s/  E. FLOYD KVAMME         Chairman of the Board and          December 6, 2001
------------------------     Director
E. Floyd Kvamme


/s/  RICHARD P. BECK         Director                           December 6, 2001
------------------------
Richard P. Beck


/s/  BARRY L. COX            Director                           December 6, 2001
------------------------
Barry L. Cox


/s/  MICHAEL J. KIM          Director                           December 6, 2001
------------------------
Michael J. Kim


/s/  MALCOLM J. THOMPSON     Director                           December 6, 2001
------------------------
Malcolm J. Thompson

                                  EXHIBIT INDEX

Number      Exhibit
------      -------

2.1(E)      Agreement and Plan of Merger, dated as of July 6, 2001, by and among
            Photon Dynamics, Inc., a California corporation; Iris Acquisition,
            LLC, a Texas limited liability company; Intelligent Reasoning
            Systems, Inc., a Texas corporation; and Clinton Bybee (as the
            Shareholders'Agent), as amended on July 12, 2001.
3.1(A)      Form of Amended and Restated Articles of Incorporation of the
            Registrant.
3.2(C)      Bylaws of the Registrant and amendments thereto.
3.3(I)      Certificate of Determination of Series A1 Preferred Stock of
            Registrant.
4.1(A)      Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1(A)     First Amended and Restated Investor Rights Agreement Between
            Registrant and the shareholders set forth therein dated May 11,
            1994.
10.2(A)     Fourth Amended Shareholders Agreement for Photon Dynamics, Inc.
            between the Registrant and the shareholders set forth therein dated
            May 11, 1994.
10.3(A)     Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
10.4(A)     1987 Stock Option Plan and Form of Stock Option Agreement.
10.5(H)     1995 Stock Option Plan.
10.6(H)     1995 Employee Stock Purchase Plan.
10.7(B)     Lease agreement between Berg & Berg Developers and Registrant dated
            August 6, 1996.
10.8(A)     Sales Agent Agreement between the Registrant, K.K. Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. dated June 1,
            1992, the amendment thereto dated November 17, 1993 and the modification agreement related thereto dated January 1, 1995.
10.9(A)     License Agreement between the Registrant and Ishikawajima-Harima
            Heavy Industries Co., Ltd. dated June 1, 1992 and the addendum thereto dated November 11, 1993.
10.10(A)    Commercialization Agreement between the Registrant and
            Ishikawajima-Harima Heavy Industries Co., Ltd. dated June 1, 1992 and the amendment thereto dated November 17, 1993.
10.13(A)    Form of Amendment to First Amended and Restated Investor Rights
            Agreement.
10.14(B)    Agreement Regarding Change of Control between the Registrant and
            Vincent Sollitto dated July 1, 1996.
10.15(D)    Agreement Regarding Change of Control between the Registrant and
            Richard Dissly dated November 1, 1998.
10.16(D)    Agreement Regarding Change of Control between the Registrant and
            Jeffrey Hawthorne dated October 15, 1995.
10.17(F)    Sprott Compensation Option to Purchase Exchangeable Shares of Image
            Processing Systems Inc. dated December 22, 2000.
10.18(F)    Voting and Exchange Trust Agreement, by and among Image Processing
            Systems Inc., Registrant, Photon Dynamics Nova Scotia Company and
            Montreal Trust Company of Canada dated December 22, 2000.
10.19       Lease Agreement between Corridor Park Pointe II, L.P. and
            Intelligent Reasoning Systems, Inc. dated May 21, 1999.
10.20       First Amendment to Lease Agreement between Corridor Park Pointe II,
            L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.
10.21       Second Amendment to Lease Agreement between Corridor Park Pointe II,
            L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.
10.22(G)    Purchase Agreement for Commercial Property dated February 12, 2001.
10.23(G)    Promissory Note from Bruce P. Delmore dated March 5, 2001.
10.24(H)    Photon Dynamics, Inc. 2001 Equity Incentive Plan.
10.25(H)    Image Processing Systems Inc. Share Incentive Plan.
10.26(F)    Employment Agreement for Kenneth Wawrew dated October 13, 2000.
10.27       Series E Stock Purchase Warrant for Leader Technologies LTD, dated
            March 1, 2000.
10.28       Cancellation of Loans for Jon Hopper
21.1        Subsidiaries of the Registrant.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
23.2        Consent of Arthur Andersen LLP, Independent Public Accountants.

Key to Exhibits:

(A) Previously filed on Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission ("SEC") on November 15, 1995 and incorporated here by reference.

(B) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 30, 1996 and incorporated here by reference.

(C) Previously filed on Registrant's Form 10-KSB as filed with the SEC on December 18, 1998 and incorporated here by reference.

(D) Previously filed on Registrant's Form 10-KSB as filed with the SEC on October 27, 1999 and incorporated here by reference.

(E) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 25, 2001, and incorporated here by reference.

(F) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, and incorporated here by reference.

(G) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated here by reference.

(H) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed January 24, 2001, and incorporated here by reference.

(I) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed on December 29, 2000, and incorporated here by reference.

(J) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and incorporated here by reference.