Form 10-Q
period 2001-12-31
PHOTON DYNAMICS INC
filed 2002-02-14
CIK 1002663

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27234

PHOTON DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3007502 (I.R.S. Employer Identification No.)
6325 San Ignacio Avenue San Jose, California 95119 (Address of principal executive offices including zip code)
(408)226-9900 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 8, 2002, there were 16,907,160 shares outstanding of the Registrant's Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2001	September 30, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,281	$16,528
Short-term investments	68,128	67,563
Accounts receivable, net	9,395	11,171
Inventories	17,649	16,007
Other current assets	3,636	3,406

Total current assets	111,089	114,675
Land, property and equipment, net	13,248	14,046
Other assets	2,384	2,688
Intangible assets, net	4,215	4,502
Goodwill	22,724	22,724

Total assets	$153,660	$158,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,306	$4,295
Other current liabilities	7,423	8,361
Deferred revenue	1,388	2,312

Total current liabilities	12,117	14,968
Other liabilities	347	359
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value	—	—
Common stock, no par value	185,662	184,500
Accumulated deficit	(45,061)	(41,698)
Accumulated other comprehensive income	595	506

Total shareholders' equity	141,196	143,308

Total liabilities and shareholders' equity	$153,660	$158,635

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2001	2000
		(restated)
	(in thousands, except per share data)
Revenue	$14,205	$23,869
Cost of revenue	9,211	12,846

Gross margin	4,994	11,023
Operating expenses:
Research and development	3,925	4,499
Selling, general and administrative	4,667	4,691
Non-recurring acquisition charges	—	2,325
Amortization of intangibles	287	—

Total operating expenses	8,879	11,515

Loss from operations	(3,885)	(492)
Interest income and other, net	522	1,680

Income (loss) before income taxes and cumulative effect of change in accounting principal	(3,363)	1,188
Provision for income taxes	—	518

Income (loss) before cumulative effect of change in accounting principle	(3,363)	670
Cumulative effect of change in accounting principle, net of tax benefit	—	(6,560)

Net loss	$(3,363)	$(5,890)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.24)	$0.05

Diluted	$(0.24)	$0.05

Loss per share from the cumulative effect of change in accounting principle, net of tax benefit:
Basic	$—	$(0.50)

Diluted	$—	$(0.50)

Net loss per share:
Basic	$(0.24)	$(0.45)

Diluted	$(0.24)	$(0.45)

Weighted average number of shares:
Basic	13,929	12,965
Diluted	13,929	13,614

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2001	2000
		(restated)
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,363)	$(5,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	890	470
Amortization of intangibles	287	—
Stock based compensation expense	—	48
Changes in assets and liabilities:
Accounts receivable	1,776	7,375
Inventories	(996)	1,704
Other current assets	(230)	(765)
Other assets	304	120
Accounts payable	(989)	315
Other current liabilities	(938)	2,433
Deferred revenue	(924)	(1,237)

Net cash provided by (used in) operating activities	(4,183)	4,573

Cash flows from investing activities:
Purchase of property and equipment	(738)	(2,472)
Purchase of short-term investments	(137,490)	(8,570)
Redemption of short-term investments	136,864	11,235

Net cash provided by (used in) investing activities	(1,364)	193

Cash flows from financing activities:
Issuance of common stock, net	1,162	210
Repayment of lease obligations	(12)	—

Net cash provided by financing activities	1,150	210

Effect of exchange rate changes on cash and cash equivalents	150	(102)

Net increase (decrease) in cash and cash equivalents	(4,247)	4,874
Cash and cash equivalents at beginning of period	16,528	9,723

Cash and cash equivalents at end of period	$12,281	$14,597

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

        The condensed consolidated balance sheet as of September 30, 2001 is derived from the Company's audited consolidated financial statements as of September 30, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  Revenue Recognition.

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

        Certain of the Company's product sales in its flat panel display ("FPD") products and cathode ray tube ("CRT") display and glass inspection products segments are accounted for as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with the specific type of equipment, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). All other product sales with the customer acceptance provisions are recognized upon customer acceptance. Revenue from sales of the Company's surface mount technology products is generally recognized upon shipment, as such product sales are not subject to customer acceptance holdbacks. Revenue from sales of spare parts is recognized upon shipment.

        In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $6.6 million, or $0.50 per share, to reflect the cumulative effect of the accounting change as of October 1, 2000 and accordingly, has restated the condensed consolidated statement of operations and cash flows presented herein for the three months ended December 31, 2000.

        The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts comprised of certain portions of the total sales prices that became due on final acceptances, which had not occurred as of October 1, 2000. Of this amount, the Company recognized as revenue $2.1 million and $412,000, which increased net income by $1.6 million and $111,000 in the three-month periods ended December 31, 2001 and December 31, 2000, respectively.

NOTE 2—Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

	December 31, 2001	September 30, 2001
	(in thousands)
Raw materials	$8,374	$9,686
Work-in-process	6,283	3,493
Finished goods	2,992	2,828

Total	$17,649	$16,007

NOTE 3—Other Current Liabilities

        The components of other current liabilities were as follows:

	December 31, 2001	September 30, 2001
	(in thousands)
Warranty	$2,494	$2,760
Compensation	2,867	3,160
Commissions	916	694
Acquisition charges	6	451
Income taxes	513	494
Other accrued expenses	627	802

Total	$7,423	$8,361

NOTE 4—Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Such weighted average shares are 13,929,000 and 12,965,000 at December 31, 2001 and December 31, 2000, respectively. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants. Weighted average diluted shares of 13,614,000 were used in the calculation of diluted earnings per share for net income per share before cumulative effect of change in accounting principle for the three months ended December 31, 2000. All other calculations of diluted earnings per share presented herein are anti-dilutive due to net losses. Such weighted average diluted shares are 14,830,000 for the three months ended December 31, 2001.

NOTE 5—Operations by Industry Segment

        The Company conducts business in three operating segments: FPD products, printed circuit board ("PCB") assembly and advanced semiconductor packaging inspection products (collectively, "surface mount technology products") and CRT display and glass inspection products. The Company's FPD products include test, repair and inspection equipment. The Company's FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company's FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes. The Company's surface mount technology products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company's

CRT display and glass inspection products allow CRT display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

        The Company's management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant intersegment sales or transfers, and the majority of the Company's long-lived assets are located in the U.S. The Company's principal customers are primarily Asian-based FPD and CRT display manufacturers.

        The Company sells its products for the FPD industry directly to customers in Korea and Taiwan and through a value-added reseller, Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), in Japan. The Company sells its products for the CRT display and glass industries directly except in Japan where a sales representative is used. The Company sells its products for the surface mount technology industry primarily through sales representatives.

        A significant portion of the segments' expenses currently arise from shared services and infrastructure provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses include sales and marketing, field service, finance, human resource, information technology services and other corporate infrastructure costs. These expenses are allocated to the segments and the allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments.

        The Company's operating segments consisted of the following:

	Three months ended December 31,
	2001	2000
		(restated)
	(in thousands)
Net sales to external customers:
FPD products	$9,172	$15,429
Surface mount technology products	2,837	6,130
CRT display and glass inspection products	2,196	2,310

Consolidated net sales to external customers	$14,205	$23,869

Operating income (loss):
FPD products	$(857)	$1,796
Surface mount technology products	(2,609)	701
CRT display and glass inspection products(1)	(419)	(2,989)

Consolidated loss from operations	$(3,885)	$(492)

(1)
Includes non-recurring acquisition charges of $2,325,000 in the three months ended December 31, 2000.

        Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three months ended December 31,
	2001	2000
		(restated)
	(in thousands)
Quanta Display Inc.	—	18%
LG Philips LCD Co., Ltd.	54%	—
IHI	—	23%
Unipac Optoelectronics Corporation	—	10%
Samsung America, Inc.	—	11%

        The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three months ended December 31,
	2001	2000
		(restated)
	(in thousands)
Revenue:
Taiwan	$1,264	$7,382
United States	1,935	4,469
Korea	8,335	3,096
Japan	196	5,543
China	599	1,677
Europe	1,514	469
Canada	11	1,008
Other	351	225

Total	$14,205	$23,869

NOTE 6—Comprehensive Income

        The components of comprehensive income were as follows:

	Three months ended December 31,
	2001	2000
		(restated)
	(in thousands)
Net income	$(3,363)	$(5,890)
Other comprehensive income (loss):
Change in unrealized gain on investments	(61)	20
Currency translation adjustments	150	(102)

Other comprehensive income (loss)	89	(82)

Total comprehensive income	$(3,274)	$(5,972)

NOTE 7—Restructure Charges

        During the fourth quarter of fiscal year 2001, the Company implemented a restructuring plan (the "Restructuring Plan") to control spending and reduced its workforce by 69 employees. Prior to September 30, 2001, management approved and implemented the Restructuring Plan and determined the benefits that would be offered to the employees being terminated. The benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in manufacturing and operational locations in North America. The Company recorded a restructuring charge in the fourth quarter of fiscal year 2001 of $1.2 million for employee-related costs and other expenses. All of the affected employees were notified of their termination prior to September 30, 2001. As of December 31, 2001, the remaining liability associated with the Restructuring Plan is approximately $700,000. There have been no adjustments to the liability and management expects to complete most payments under the Restructuring Plan by the end of the second quarter of 2002, except for contract employment payments.

NOTE 8—Income Taxes

        The provision for income taxes was $0 and $518,000 for the three-month periods ended December 31, 2001 and 2000, respectively. The effective tax rate for the three-month period ended December 31, 2000 was 15% before non-recurring acquisition expenses and cumulative effect of change in accounting principle, and was lower than the statutory U.S. tax rate of 35% due to realization of net operating loss carry forwards.

NOTE 9—Shareholders' Equity

        On December 17, 1999, in connection with a private placement, Photon Dynamics Canada, Inc., formerly known as Image Processing Systems, Inc. ("IPS"), issued 4,761,905 special warrants to investors at a price of $1.05 (Canadian dollars) each. On March 24, 2000, all special warrants were automatically exchanged for an equal number of IPS common shares. The underwriting agent received an option to purchase 476,191 shares of IPS common stock at an exercise price of $1.18 (Canadian dollars) per share. Upon acquisition of IPS by Photon Dynamics, the underwriters' option was converted into an option to purchase 21,285 exchangeable shares of IPS at an exercise price of $26.40 (Canadian dollars) each, which are convertible into Photon Dynamics common shares on a one to one ratio. All of these warrants were exercised and converted into Photon Dynamics common shares in December 2001.

NOTE 10—Legal Proceedings

        The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has asserted several causes of action under state law arising out of alleged misrepresentation and enforcement of the Company's insider trading policy and is seeking damages of approximately $17.7 million, plus undetermined damages resulting from emotional distress and punitive damages. On December 6, 2001, the court dismissed the complaint for failure to allege facts sufficient to state a cause of action, with leave to amend. On January 17, 2002, the plaintiff filed an amended complaint. On January 17, 2002, the plaintiff filed an amended complaint. While the Company intends to vigorously contest this action, the Company cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 11—Subsequent Events

        On February 6, 2002, the Company completed an underwritten public offering of shares of its common stock. The offering related to 2,500,000 shares of common stock at a price of $40.14 per share, all of which were sold by the Company. Additionally, the underwriters exercised their option to purchase an additional 375,000 shares to cover over-allotments. The gross proceeds to the Company, after the underwriters' discount, aggregated approximately $109.0 million.

        On January 21, 2002, the Company held its Annual Meeting of Shareholders. At that meeting, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 30,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion and elsewhere in this Form 10-Q. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2001 contained in our Annual Report on Form 10-K.

Results of Operations

        We are a leading provider of yield management solutions to the flat panel display industry. Our flat panel display systems are designed to collect data, analyze product quality and identify and repair product defects at critical steps in the flat panel display manufacturing process. We also offer yield management solutions for the printed circuit board assembly and advanced semiconductor packaging industry (collectively referred to as our surface mount technology products) and the cathode ray tube display and high quality glass industries. Our optical and X-ray inspection systems are used to detect and identify defects on printed circuit board assemblies with advanced semiconductor packages mounted on the surfaces of these assemblies. Our optical inspection systems use high-resolution cameras and proprietary software to locate and characterize defects in cathode ray tube displays, cathode ray tube glass and automotive glass panels. Our systems are designed to help manufacturers maximize factory output with reduced material input and error, a practice know as yield management.

        We changed our revenue recognition policy effective October 1, 2000 based on guidance provided in The Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

        Certain of our product sales in the FPD and CRT display and glass inspection product segments are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with the specific type of equipment, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). All other product sales with the customer acceptance provisions are recognized upon customer acceptance. Revenue from the sale of our surface mount technology products is generally recognized upon shipment, as such product sales are not subject to customer acceptance holdbacks. Revenue from the sale of spare parts is recognized upon shipment.

        In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $6.6 million, or $0.50 per share, to reflect the cumulative effect of the accounting change as of October 1, 2000. Because we adopted SAB 101 in the fourth quarter of fiscal 2001, we restated the condensed consolidated statements of operations and cash flows presented herein for the three months ended December 31, 2000.

        The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts comprised of certain portions of the total sales prices that became due on final acceptances, which had not occurred as of October 1, 2000. Of this amount, the Company recognized as revenue $2.1 million and $412,000, which increased net income by $1.6 million and $111,000 in the three-month periods ended December 31, 2001 and December 31, 2000, respectively.

        Revenue.    Revenue for the three-month period ended December 31, 2001 was $14.2 million compared to $23.9 million in the same period of the prior fiscal year, representing a decrease of $9.7 million, or 41%. The decrease is due primarily to the general economic slowdown and reduced capital spending by our customers which affected all of our product segments. Sales of flat panel display products represented $9.2 million and $15.4 million, or 65% and 65% of revenue, in the three-month periods ended December 31, 2001 and 2000, respectively. Sales of surface mount technology products represented $2.8 million and $6.1 million, or 20% and 26% of revenue in the three-month periods ended December 31, 2001 and 2000, respectively. Sales of cathode ray tube display and high quality glass products represented $2.2 million and $2.3 million, or 15% and 10% of revenue, in the three-month periods ended December 31, 2001 and 2000, respectively.

        Gross Margin.    Gross margin decreased to 35% in the three-month period ended December 31, 2001 from 46% in the three-month period ended December 31, 2000. The overall decrease in gross margin is primarily due to manufacturing inefficiencies resulting from decreased revenue and lower manufacturing volumes across all product segments. Gross margin from flat panel display products decreased to 38% in the three-month period ended December 31, 2001 from 46% in the same period of the prior fiscal year. Gross margin from surface mount technology products decreased to 18% in the three-month period ended December 31, 2001 from 45% in the first quarter of the prior fiscal year. Gross margins from cathode ray tube display and high quality glass products decreased to 47% in the three-month period ended December 31, 2001 from 49% in the same period of the prior fiscal year.

        Research and Development.    Research and development expenses were $3.9 million and $4.5 million, or 28% and 19% of revenue, in the three-month periods ended December 31, 2001 and December 31, 2000, respectively. The decrease in research and development expenses is primarily attributable to lower spending on prototype materials and lower employee related expenses as a result of the restructuring in the fourth quarter of fiscal 2001

        Selling, General and Administrative.    Selling, general and administrative expenses were $4.7 million and $4.7 million, or 33% and 20% of revenue, in the three-month periods ended December 31, 2001 and December 31, 2000, respectively. Selling, general and administrative expenses for the three months ended December 31, 2001 include costs attributable to salaries and related expenses incurred after our acquisition of Intelligent Reasoning Systems, Inc. in July 2001. This higher level of expenses in the three-month period ended December 31, 2001 as compared to the same period ended December 31, 2000 is offset by reduced expenses resulting from the Restructuring Plan implemented in the fourth quarter of fiscal 2001.

        Non-Recurring Acquisition Charges.    In December 2000, we acquired Image Processing Systems in exchange for approximately 1,139,000 shares of our common stock. This acquisition was accounted for as a pooling of interests. We incurred $2.3 million in professional fees consisting of legal, accounting and integration costs in connection with the acquisition.

        Interest Income and Other, Net.    Interest income and other, net was $522,000 for the three-month period ended December 31, 2001 compared to $1.7 million for the same period in the prior fiscal year. The decrease was primarily attributable to lower overall yields on investments in the three-month period ended December 31, 2001 as compared to the three months ended December 31, 2000. Additionally, the average cash and investment balances for the three-months ended December 31, 2001 were lower than the average cash and investment balances for the same period ended December 31, 2000.

        Provision for Income Taxes.    The provision for income taxes was $0 and $518,000 for the three-month periods ended December 31, 2001 and 2000, respectively. The effective tax rate for the three-month period ended December 31, 2000 was 15% before non-recurring acquisition expenses and cumulative effect of change in accounting principle, and was lower than the statutory U.S. tax rate of 35% due to realization of net operating loss carryforwards.

Liquidity and Capital Resources

        We have financed our operations primarily through a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $99.0 million as of December 31, 2001 compared to $99.7 million as of September 30, 2001. Cash, cash equivalents and short-term investments of $80.4 million at December 31, 2001 and $84.1 million at September 30, 2001, represent the largest component of working capital in both periods.

        Operating Activities.    Cash used in operating activities was $4.2 million for the three-month period ended December 31, 2001 as compared to cash provided by operating activities of $4.6 million for the same period in the prior fiscal year. The cash used in operating activities in the three-month period ended December 31, 2001 was primarily due to the net loss, overall reduction of current liabilities and an increase in inventory, partially offset by reduced accounts receivable. For the three months ended December 31, 2000 the primary components of cash provided by operating activities were a reduction of accounts receivable, offset by the cumulative effect of accounting adjustment included in the net loss. Other significant components in the cash provided by operating activities included a decrease in inventory and an increase in other current liabilities, partially offset by an increase in other current assets and a decrease in deferred revenue.

        Investing Activities.    Cash used in investing activities was $1.4 million for the three-month period ended December 31, 2001 compared to cash provided by investing activities of $193,000. The primary components of cash used in investing activities in the quarter ended December 31, 2001 was the purchase of property and equipment of $738,000 and net purchases of short-term investments of $626,000. For the three-months ended December 31, 2000, the changes are due to capital expenditures of $2.5 million offset by a net redemption of short-term investments of $2.7 million.

        Financing Activities.    Cash provided by financing activities was $1.2 million and $210,000 for the three-month periods ended December 31, 2001 and 2000, respectively. In the three-month periods ended December 31, 2001 and 2000, employee exercises of options provided cash from financing activities of $802,000 and $210,000, respectively. Additionally, in the quarter ended December 31, 2001, warrants to purchase 21,285 shares issued in connection with the IPS acquisition in December 2000 were exercised, providing cash proceeds of $360,000.

        We have a borrowing capacity of $4.0 million available under a bank line of credit that expires in March 2002. The line of credit is secured by substantially all of our assets and contains financial and other covenants. We are currently in noncompliance with a covenant under this line of credit with respect to profitability. We have obtained a waiver for this noncompliance in the past, however, failure to obtain waivers in the future would affect our ability to draw on this line of credit. As of December 31, 2001 no amounts were outstanding under the line of credit.

        On February 6, 2002, we completed an underwritten public offering of shares of our common stock. The offering related to 2,500,000 shares of common stock at a price of $40.14 per share, all of which were sold by us. Additionally, the underwriters exercised their option to purchase an additional 375,000 shares to cover over-allotments. Our gross proceeds, after the underwriters' discount, aggregated approximately $109.0 million.

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

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

        We reported losses for the three-months ended December 31, 2001 and for the fiscal year ended September 30, 2001. In the future, our revenue may decline, remain flat or grow at a rate slower than was experienced in prior periods, especially in light of the recent economic slowdown. Our ability to regain profitability is dependent in part on our customers' recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our outsourcing strategy and ongoing cost-cutting measures in connection with our recent restructuring. Our operating results are difficult to predict, as described below, and we cannot assure you that we will be successful in achieving increased revenue, positive cash flows or profitability.

Capital investment by manufacturers of flat panel display products and other electronics products can be highly cyclical and may decline in the future.

        Our business depends in large part on capital expenditures by manufacturers of flat panel display products and other electronics products, which in turn depend on the current and anticipated market demand for the end products in these industries. The markets for flat panel display products and other electronics products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. More recently, due to the deteriorating economic environment, flat panel display manufacturers have decreased capital expenditures, resulting in our revenues steadily declining during 2001. Further, semiconductor manufacturers have been heavily impacted by the recent economic environment, and have significantly curtailed their capital expenditures. We had no sales to these customers in fiscal 2001 or in the quarter ended December 31, 2001 and do not expect sales in the quarter ended March 31, 2001. If the flat panel display and other markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

        The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world's flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may also be unable to replace sales to these customers. Sales of flat panel display products represented 65% of our revenue for the quarter ended December 31, 2001 and 54% and 68% of our revenue in fiscal 2001 and 2000, respectively. LG Phillips LCD Co., Ltd., Quanta Display Inc., Ishikawajima-Harima Heavy Industries Co., Ltd., or IHI, and Samsung America, Inc., all customers of our flat panel display products, accounted for 14%, 14%, 13% and 9% of our revenue, respectively, in fiscal 2001 and collectively for substantially all of our revenue from sales of flat panel display products in fiscal 2001. Samsung, LG Phillips, Unipac Optoelectronics Corporation and Hyundai Electronics Industries Co., LTD, all customers of our flat panel display products, collectively accounted for 59% of our revenue in fiscal 2000.

Our operating results are difficult to predict and may vary from investors' expectations, which could cause our stock price to drop.

        We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Consequently, you should not expect past financial results to be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $150,000 to $1.85 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Therefore, our backlog at the beginning of each quarter also does not necessarily determine actual sales for the quarter or any succeeding period.

        Other factors which may influence our operating results in a particular quarter include:

  •
  the timing of the receipt of orders from major customers;
  •
  our product mix;
  •
  competitive pricing pressures;
  •
  our ability to obtain components from our single or limited source suppliers in a timely manner;
  •
  continued or worsened financial markets or economic instability in Asia or the world in general;
  •
  the relative proportions of domestic and international sales;
  •
  our ability to design, manufacture and introduce new products on a cost-effective and timely basis;
  •
  the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and
  •
  the introduction of new products by our competitors.

        If we experience difficulties in any of these areas, our operating results could be significantly and adversely affected and our stock price could decline. In addition, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors, which could cause our stock price to fall.

If we are not able to obtain critical components from our single or limited source suppliers, we may experience significant delays in producing our products, which could decrease our revenue for an extended period of time.

        We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for our flat panel display products from single source suppliers, one of which is experiencing financial difficulties and may cease operations, in which case we could experience shipment delays and higher materials costs, which could last for several months, as we transition to a new supplier. We also currently obtain X-ray equipment for our printed circuit board assembly and advanced semiconductor packaging inspection products from limited source suppliers. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for this equipment may not be available or may be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could at least temporarily delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations.

A significant portion of our revenue is derived from sales to companies located outside the United States, which exposes us to risks that we do not experience with domestic sales.

        Sales to countries other than the United States accounted for 86% of revenue for the quarter ended December 31, 2001 and 79% and 82% of revenue in fiscal 2001 and 2000, respectively. We expect sales to foreign countries to continue to represent a significant percentage of our revenue. A number of factors may adversely affect our international sales and operations, including:

  •
  imposition of governmental controls;
  •
  fluctuations in the United States dollar, which could increase the foreign sales prices of our products in local currencies;
  •
  export license requirements;
  •
  restrictions on the export of technology;
  •
  limited foreign protection of intellectual property rights;
  •
  political instability;
  •
  trade restrictions;
  •
  changes in tariffs; and
  •
  difficulties in staffing and managing international operations.

        If any of these factors occur, our operating results and revenues could be materially and adversely affected.

We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.

        A substantial percentage of our revenue has come from a limited range of products for the flat panel display and printed circuit board assembly and advanced semiconductor packaging industries. We expect that these products will continue to account for a substantial percentage of our revenue. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. We currently market two primary products for the flat panel display industry, our array test and array repair equipment. For the printed circuit board assembly and advanced semiconductor packaging industry, our primary products include our X-ray and optical inspection systems. Revenue from these four products represented 75% of our revenue in the three months ended December 31, 2001 and 73% of our total revenue in fiscal 2001. Continued market acceptance of these primary products is critical to our success.

We may have difficulty integrating the businesses we recently acquired or other businesses we may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

        We have recently acquired several companies, including Image Processing Systems in December 2000 and Intelligent Reasoning Systems in July 2001, and may acquire other companies in the future. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

  •
  difficulties in the assimilation of the technologies and products of the acquired company;
  •
  entering markets in which we have no or limited direct prior experience;

  •
  loss of key customers of the acquired company;
  •
  diversion of management resources from the business of the combined company;
  •
  incompatibility of business cultures or practices;
  •
  loss of key employees of the acquired company;
  •
  costs and delays in implementing common systems and procedures;
  •
  potential inefficiencies in delivering services to the customers of the combined company; and
  •
  assumption of unknown or undisclosed liabilities.

        Any of these difficulties could increase our operating costs and harm our financial performance. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

We depend on our relationship with IHI to sell our flat panel display products in Japan, and if we are not able to maintain this relationship, we may not be able to access this important market.

        We believe that Japanese companies competing with us in sales to the flat panel display industry have a competitive advantage in Japan because of the preference of some local customers for local equipment suppliers. Historically, foreign companies have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.

        Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our flat panel display products in Japan. We anticipate that this relationship will continue in the future. In the quarter ended December 31, 2001, fiscal 2001 and fiscal 2000, 1%, 13% and 7% of our revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of our flat panel display products in Japan, our business would be harmed.

        In addition, IHI's rights to continue as our exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of our products in Japan on an exclusive basis, even exclusive as to us. If so, we may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from us, IHI may manufacture competing array test systems based on our technology. If this occurs, our business could be harmed.

        We have granted IHI the non-exclusive right to manufacture and sell array test systems based on our technology, excluding technology incorporated into some critical components, in Korea, Taiwan and several other countries. Although IHI has neither manufactured these products, nor sold these products in countries other than Japan, our business could be harmed if IHI manufactures and sells array test systems in competition with our own in these countries.

Any failure of, or other problems at or with, Sanmina-SCI Corporation or other third party manufacturers could delay shipments of our flat panel display or surface mount technology products, harm our relationships with our customers or otherwise negatively impact our business.

        If Sanmina-SCI Corporation or any other third party that we use to manufacture our products is unable to satisfy our quality requirements or provide us with the products and services in a timely manner, our shipments of these products may be delayed, our customer relationships may be harmed and our results of operations may be adversely impacted. In addition, we are in the process of transfering most of the manufacturing operations of our flat panel display and surface mount technology optical inspection products to Sanmina-SCI. During this transition period, we may encounter significant unforeseen expenses and difficulties due to reasons that may be beyond our control, including technology and personnel incompatibility. These unforeseen expenses and difficulties could disrupt our ongoing business and distract management and employees. We cannot assure you that our relationship with Sanmina-SCI or any other third party that we use to manufacture our products will result in a reduction of our expenses or enable us to satisfy our customers' quality requirements or to deliver our products to our customers in a timely manner.

If we do not compete effectively in our target markets, we will lose market share.

        The markets for yield management systems in the flat panel display, printed circuit board assembly and advanced semiconductor packaging, cathode ray tube display, cathode ray tube glass, and automotive glass industries are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment that may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain our competitive advantages.

If our products experience performance, reliability or quality problems, our customers may reduce their orders.

        We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. If our products have performance, reliability or quality problems, then we may experience:

  •
  delays in collecting accounts receivable;
  •
  reduced orders;
  •
  additional warranty and service expenses; and
  •
  higher manufacturing costs.

        If we are unable to meet the requirements of our customers, our revenue may decrease and our business could be harmed.

Our success depends in large part on the strength of the active matrix liquid crystal display in the flat panel display industry.

        While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In fiscal 2001, we derived approximately 54% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

We may not be able to develop and introduce new products that respond to evolving industry requirements in a timely manner, which could reduce our ability to compete effectively.

        The markets for our products are characterized by rapidly changing technologies and frequent new product introductions. The failure to develop new products and introduce them successfully and in a timely manner could harm our competitive position and results of operations. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop and manufacture new products. For example, the size of glass plates for flat panel displays and the resolution of flat panel displays have changed frequently and may continue to change, requiring us to redesign or reconfigure our flat panel display products.

        Similarly, as the technologies for products in the printed circuit board assembly and advanced semiconductor packaging and cathode ray tube display and high quality glass industries continue to become more complex, we will be forced to continually refine our product offerings. As a result, we expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. We depend on close relationships with our customers and the willingness of those customers to share information with us, and the failure to do so could harm our development efforts.

We must attract and retain key employees to maintain and grow our business.

        Our future success depends in part on our ability to retain key personnel, particularly senior management and engineers. We also need to attract additional skilled personnel in significant areas of our business to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. We generally do not have employment contracts with our employees, other than with Kenneth Wawrew, our Vice President, Business Development, and do not maintain key person life insurance on any of our employees.

Our business could be harmed if we fail to properly protect our intellectual property.

        Our success depends largely on our ability to protect our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets in the United States and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure you that the claims allowed on any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

        We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees. It is possible that these agreements may be breached and that the available remedies for any breach will not be sufficient to compensate us for damages incurred.

Litigation may be necessary to enforce or defend against claims of intellectual property infringement, which could be expensive and, if we lose, could prevent us from selling our products.

        Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of the outcome, could be costly and require significant time and attention of key members of our management and technical personnel.

        Our domestic and international competitors, many of which have substantially greater resources and have made substantial investments in competing technologies, may have patents that will prevent, limit or interfere with our ability to manufacture and sell our products. We have not conducted an independent review of patents issued to third parties. Third parties may assert infringement claims, successful or otherwise, against us, and litigation may be necessary to defend against claims of infringement or invalidity. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products. Even successful defenses of patent suits can be costly and time-consuming.

Because we rely on our sales representatives, our business may be harmed if our sales representatives become unable or unwilling to sell our products.

        We market and sell some of our products, such as our printed circuit board assembly and advanced semiconductor packaging products, domestically and internationally primarily through sales representatives. If some or all of our sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed. These sales representatives could reduce or discontinue sales of our products. They may not devote the resources necessary to provide effective sales and marketing support to us. In addition, we depend upon the continued viability and financial resources of these representatives, many of which are small organizations with limited working capital. These representatives, in turn, depend substantially on general economic conditions and other factors affecting the markets for the products they sell. We believe that our success will continue to depend upon these sales representatives.

We may experience unanticipated warranty claims.

        We typically provide a limited warranty on our products for a period of one year from final acceptance by customers. In addition, for some custom-designed systems, we may need to comply with certain performance specifications for a specific application. We may incur substantial warranty claim expenses on our products or with respect to our obligations to meet custom performance specifications. Actual warranty claims may exceed recorded allowances, resulting in harm to our business.

Earthquakes may damage our facilities.

        Our corporate and manufacturing facilities in California are located near major earthquake faults which have experienced earthquakes in the past. In addition, some of our customers in Asia are located near fault lines. In the event of a major earthquake or other disaster in or near the San Francisco Bay Area or Southern California, our facilities may sustain significant damage and our operations could be harmed. Similarly, a major earthquake in Asia, like the one that occurred in Taiwan in September 1999, could disrupt our operations or the operations of our customers, which could reduce demand for our products.

Our stock price may fluctuate significantly.

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

        In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic condition and specific conditions in the flat panel display, printed circuit board assembly and advanced semiconductor packaging and cathode ray tube display and high quality glass industries may adversely affect the market price of our common stock.

Some anti-takeover provisions may affect the price of our common stock.

        Our Amended and Restated Articles of Incorporation authorize our board of directors to issue up to 5,000,000 shares of preferred stock. The board also has the authority to determine the price, rights, preferences and privileges, including voting rights, of those shares without any further vote or action by the shareholders. The rights of our shareholders will be subject to, and may be impaired by, the rights of the holders of any preferred stock that may be issued in the future. These and other provisions contained in our charter documents and applicable provisions of California law could serve to depress our stock price or discourage a hostile bid in which shareholders could receive a premium for their shares. In addition, these provisions could make it more difficult for a third party to acquire a majority of our outstanding voting stock or otherwise effect a change in control of us.

Future sales of our common stock may cause our stock price to decline.

        All of our outstanding shares are freely tradable without restriction or further registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144, except for the holding period requirements. Our directors and executive officers have agreed that they will not directly or indirectly sell any shares of common stock, until May 2, 2002, without the consent of Merrill Lynch & Co. Sales of substantial amounts of common stock by our shareholders, or even the potential for these sales, may have a depressive effect on the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We do not anticipate paying cash dividends.

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We have also agreed not to pay cash dividends under our current bank line of credit. Instead, we intend to apply any earnings to the expansion and development of our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2001 have not changed significantly.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has asserted several causes of action under state law arising out of alleged misrepresentation and enforcement of our insider trading policy and is seeking damages of approximately $17.7 million, plus undetermined damages resulting from emotional distress and punitive damages. On December 6, 2001, the court dismissed the complaint for failure to allege facts sufficient to state a cause of action, with leave to amend. On January 17, 2002, the plaintiff filed an amended complaint. While we intend to vigorously contest this action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operation.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number	Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Pharaoh Acquisition Corp. and CR Technology, Inc., dated August 10, 1999.
2.2(2)	Acquisition Agreement for Plan of Arrangement by and among the Registrant, Photon Dynamics Nova Scotia Company and Image Processing Systems Inc. dated September 27, 2000.
2.3(3)	Agreement and Plan of Merger by and among the Registrant, Iris Acquisition,,LLC, Intelligent Reasonng Systems Inc. and Clinton Bybee, dated July 6, 2001, amended on July 12, 2001.
3.1(4)	Amended and Restated Articles of Incorporation of the Registrant
3.2(5)	Certificate of Determination of Series A1 Preferred Stock of the Registrant
3.3(9)	Certificate of Amendment to Articles of Incorporation of the Registrant
3.4(6)	Bylaws of the Registrant and amendments thereto.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
10.24(7)	Manufacturing Services Agreement by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.
10.25(8)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.
10.26(8)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.

Key to Exhibits:

          (1)  Previously filed as an appendix to the Registrant's Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.

          (2)  Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.

          (3)  Previously filed as an exhibit to the Registrant's Current Report on Form 8-K as filed with the SEC on July 25, 2001 and incorporated herein by reference.

          (4)  Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated herein by reference.

          (5)  Previously filed as an exhibit to the Registrant's Current Report on Form 8-K as filed with the SEC on December 29, 2000 and incorporated herein by reference.

          (6)  Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

          (7)  Previously filed as an exhibit to the Registrant's Current Report on Form 8-K as filed with the SEC on January 7, 2002 and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

          (8)  Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated herein by reference.

  (b)
  Reports on Form 8-K

          None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.
By:	/s/ VINCENT F. SOLLITTO, JR. Vincent F. Sollitto, Jr. President, Chief Executive Officer and Director
Dated: February 14, 2002

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
PHOTON DYNAMICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
PHOTON DYNAMICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PHOTON DYNAMICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PHOTON DYNAMICS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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