Form 10-Q
period 2002-03-31
PHOTON DYNAMICS INC
filed 2002-05-09
CIK 1002663

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27234

PHOTON DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3007502 (I.R.S. Employer Identification No.)

6325 San Ignacio Avenue
San Jose, California 95119
(Address of principal executive offices including zip code)

(408)226-9900
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        As of April 30, 2002, there were 16,994,354 shares outstanding of the Registrant's Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2002	September 30, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$154,292	$16,528
Short-term investments	34,563	67,563
Accounts receivable, net	16,144	11,171
Inventories	13,238	16,007
Other current assets	4,565	3,406

Total current assets	222,802	114,675
Land, property and equipment, net	12,558	14,046
Other assets	2,419	2,688
Intangible assets, net	3,928	4,502
Goodwill	22,724	22,724

Total assets	$264,431	$158,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,446	$4,295
Other current liabilities	7,961	8,361
Deferred revenue	740	2,312

Total current liabilities	15,147	14,968
Other liabilities	333	359
Commitments and contingencies
Shareholders' equity:
Common stock, no par value	295,271	184,500
Accumulated deficit	(46,674)	(41,698)
Accumulated other comprehensive income	354	506

Total shareholders' equity	248,951	143,308

Total liabilities and shareholders' equity	$264,431	$158,635

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands, except per share data)
Revenue	$17,297	$23,385	$31,502	$47,254
Cost of revenue	10,068	14,275	19,279	27,121

Gross margin	7,229	9,110	12,223	20,133
Operating expenses:
Research and development	4,201	4,636	8,126	9,135
Selling, general and administrative	4,994	4,657	9,661	9,348
Non-recurring acquisition charges	—	—	—	2,325
Amortization of intangible assets	286	—	573	—

Total operating expenses	9,481	9,293	18,360	20,808
Loss from operations	(2,252)	(183)	(6,137)	(675)
Interest income and other, net	639	1,577	1,161	3,257

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,613)	1,394	(4,976)	2,582
Provision for income taxes	—	191	—	709

Income (loss) before cumulative effect of change in accounting principle	(1,613)	1,203	(4,976)	1,873
Cumulative effect of change in accounting principle	—	—	—	(6,560)

Net income (loss)	$(1,613)	$1,203	$(4,976)	$(4,687)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.10)	$0.09	$(0.34)	$0.14

Diluted	$(0.10)	$0.09	$(0.34)	$0.14

Loss per share from the cumulative effect of change in accounting principle, net of tax benefit
Basic	$—	$—	$—	$(0.50)

Diluted	$—	$—	$—	$(0.50)

Net income (loss) per share
Basic	$(0.10)	$0.09	$(0.34)	$(0.36)

Diluted	$(0.10)	$0.09	$(0.34)	$(0.36)

Weighted average number of shares:
Basic	15,746	12,972	14,831	12,968
Diluted	15,746	13,659	14,831	13,669

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2002	2001
		(restated)
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,976)	$(4,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,352	1,018
Amortization of intangibles	573	—
Stock based compensation expense	275	48
Changes in assets and liabilities:
Accounts receivable	(5,248)	11,495
Inventories	3,689	1,586
Other current assets	(1,159)	(584)
Other assets	270	(122)
Accounts payable	2,151	689
Other current liabilities	(400)	(541)
Deferred revenue	(1,572)	(1,325)

Net cash provided by (used in) operating activities	(5,045)	7,577

Cash flows from investing activities:
Purchase of property and equipment	(784)	(9,838)
Purchase of short-term investments	(234,051)	(70,177)
Redemption of short-term investments	266,938	75,354

Net cash provided by (used in) investing activities	32,103	(4,661)

Cash flows from financing activities:
Issuance of common stock, net	110,771	662
Repayment of lease obligations	(26)	(27)

Net cash provided by financing activities	110,745	635

Effect of exchange rate changes on cash and cash equivalents	(39)	(264)

Net increase in cash and cash equivalents	137,764	3,287
Cash and cash equivalents at beginning of period	16,528	9,723

Cash and cash equivalents at end of period	$154,292	$13,010

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

        The Company accounts for certain of its product sales in its flat panel display ("FPD") products and cathode ray tube ("CRT") display and high quality glass inspection product segments as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with the specific type of equipment, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). The Company recognizes all other product sales with the customer acceptance provisions upon customer acceptance. The Company generally recognizes revenue from the sale of its surface mount technology products upon shipment, as such product sales are not subject to customer acceptance holdbacks. The Company recognizes revenue from the sale of spare parts upon shipment.

        In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $6.6 million, or $0.50 per share, to reflect the cumulative effect of the accounting change as of October 1, 2000 and accordingly, has restated the condensed consolidated statement of operations for the three and six month periods ended March 31, 2001 and cash flows for the six months ended March 31, 2001, presented herein.

        The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts comprised of certain portions of the total sales prices that became due on final acceptances, which had not occurred as of October 1, 2000. Of this amount, the Company recognized as revenue $519,000 and $1.2 million, which increased net income by $444,000 and $975,000 in the three month periods ended March 31, 2002 and March 31, 2001, respectively. The Company recognized as revenue $2.6 million and $1.6 million, which increased net income by $2.0 million and $1.1 million in the six month periods ended March 31, 2002 and March 31, 2001, respectively.

        Prior to fiscal year 2001, the Company's revenue recognition policy was to recognize revenue when the customer took title to the equipment, generally at the time of shipment, which generally preceded installation and final customer acceptance.

NOTE 2—Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

	March 31, 2002	September 30, 2001
	(in thousands)
Raw materials	$5,444	$9,686
Work-in-process	4,221	3,493
Finished goods	3,573	2,828

Total	$13,238	$16,007

NOTE 3—Other Current Liabilities

        The components of other current liabilities were as follows:

	March 31, 2002	September 30, 2001
	(in thousands)
Warranty	$2,157	$2,760
Compensation	3,486	3,160
Commissions	978	694
Acquisition charges	—	451
Income taxes	503	494
Other accrued expenses	837	802

Total	$7,961	$8,361

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

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Numerator:
Net income (loss) for basic and diluted earnings per share:	$(1,613)	$1,203	$(4,976)	$(4,687)
Weighted average shares for basic earnings per share	15,746	12,972	14,831	12,968
Effect of dilutive securities:
Employee stock options	—	681	—	693
Warrants	—	6	—	8

Weighted average shares for diluted earnings per share	15,746 (1)	13,659	14,831 (1)	13,669

Basic net income (loss) per share	$(0.10)	$0.09	$(0.34)	$(0.36)

Diluted net income (loss) per share	$(0.10)	$0.09	$(0.34)	$(0.36)

(1)
The effect of dilutive securities from employee stock options and warrants to purchase 1,042,000 and 975,000 shares of common stock for the three and six months ended March 31, 2002, respectively, was not included in the computation of diluted earnings per share as the effect is anti-dilutive due to net losses.

NOTE 5—Operations by Industry Segment

        The Company conducts business in three operating segments: flat panel display ("FPD") products, printed circuit board ("PCB") assembly and advanced semiconductor packaging inspection products (collectively, "surface mount technology products") and cathode ray tube ("CRT") display and glass inspection products. The Company's FPD products include test, repair and inspection equipment. The Company's FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company's FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes. The Company's surface mount technology products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company's CRT display and glass inspection products allow CRT display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

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

The Company sells its products for the CRT display and glass industries directly except in Japan where a sales representative is used. The Company sells its products for the surface mount technology industry primarily through sales representatives and distributors.

        A significant portion of the segments' expenses currently arise from shared services and infrastructure provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses include sales and marketing, field service, finance, human resource, information technology services and other corporate infrastructure costs. These expenses are allocated to the segments and the allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Company does not allocate interest and other income, interest and other expenses or taxes to operating segments. Accounting policies for segment reporting are the same as for the Company as a whole.

        The Company's operating segments consisted of the following:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Net sales to external customers:
FPD products	$12,250	$12,700	$21,422	$28,129
Surface mount technology products	3,365	4,453	6,202	10,583
CRT display and glass inspection products	1,682	6,232	3,878	8,542

Net sales to external customers	$17,297	$23,385	$31,502	$47,254

Operating income (loss):
FPD products	$756	$410	$(101)	$2,206
Surface mount technology products	(2,405)	139	(5,014)	840
CRT display and glass inspection products(1)	(603)	(732)	(1,022)	(3,721)

Loss from operations	$(2,252)	$(183)	$(6,137)	$(675)

(1)
Includes non-recurring acquisition charges of $2,325,000 in the six months ended March 31, 2001.

        Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Quanta Display Inc.	—	21%	—	19%
LG Philips LCD Co., Ltd.	21%	25%	36%	17%
IHI	21%	11%	12%	17%
Chi Mei	11%	—	—	—
Samsung America, Inc.	—	16%	—	13%

        The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Revenue:
Taiwan	$4,853	$5,247	$6,117	$12,630
United States	2,598	3,845	4,533	8,314
Korea	4,308	5,689	12,643	8,784
Japan	3,604	2,477	3,800	8,021
China	605	4,340	1,204	6,017
Europe	180	1,060	1,694	1,528
Canada	124	605	135	1,613
Other	1,025	122	1,376	347

Total	$17,297	$23,385	$31,502	$47,254

NOTE 6—Comprehensive Income

        The components of comprehensive income were as follows:

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Net income (loss)	$(1,613)	$1,203	$(4,976)	$(4,687)
Other comprehensive income (loss):
Change in unrealized gain on investments	(52)	32	(113)	52
Currency translation adjustments	(189)	(162)	(39)	(264)

Other comprehensive loss	(241)	(130)	(152)	(212)

Total comprehensive income (loss)	$(1,854)	$1,073	$(5,128)	$(4,899)

NOTE 7—Outsourced Manufacturing Arrangement

        In December, 2001, the Company entered into a Manufacturing Services Agreement with Sanmina-SCI Corporation ("Sanmina-SCI"), pursuant to which Sanmina-SCI has agreed to provide a significant portion of the manufacturing, assembly and test operations for the Company's flat panel display and surface mount technology optical products. Under the terms of the three year agreement and related agreements, Sanmina-SCI has agreed to lease a portion of the Company's San Jose facility, lease and operate the equipment required to manufacture a substantial portion of the Company's flat panel display products, expand the Company's San Jose clean room facility and purchase a portion of the Company's existing flat panel display and surface mount technology raw material inventory.

NOTE 8—Restructure Charges

        During the fourth quarter of fiscal year 2001, the Company implemented a restructuring plan (the "Restructuring Plan") to control spending and reduced its workforce. Prior to September 30, 2001, management approved and implemented the Restructuring Plan and determined the benefits that would be offered to the employees being terminated. The benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in manufacturing and operational locations in North America. The Company recorded a restructuring charge in the fourth quarter of fiscal year 2001 of $1.2 million for employee-related costs and other expenses. As of March 31, 2002, the remaining liability associated with the Restructuring Plan is approximately $600,000. There have been no adjustments to the liability and management expects to complete all payments under the Restructuring Plan by the end of the fourth quarter of fiscal 2002, except for contract employment payments.

NOTE 9—Income Taxes

        The provision for income taxes was $0 for both the three and six month periods ended March 31, 2002, and $191,000 and $709,000 for the three and six month periods ended March 31, 2001, respectively. The effective tax rate for both the three and six month periods ended March 31, 2001 was 14%, before non-recurring acquisition expenses and cumulative effect of change in accounting principle, and was lower than the statutory U.S. tax rate of 35% due to realization of net operating loss carry forwards.

NOTE 10—Shareholders' Equity

        On February 6, 2002, the Company completed an underwritten public offering of shares of its common stock. The offering related to 2,500,000 shares of common stock at a price of $40.14 per share, all of which were sold by the Company. Additionally, the underwriters exercised their option to purchase an additional 375,000 shares to cover over-allotments. The net proceeds to the Company, after the underwriters' discount and expenses of the offering, aggregated approximately $107.0 million.

        On January 21, 2002, the Company held its Annual Meeting of Shareholders. At that meeting, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 30,000,000 shares.

        On December 17, 1999, in connection with services rendered in a private placement offering, Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. ("IPS"), issued special warrants to the placement agent for the right to purchase IPS common shares. Upon acquisition of IPS by the Company, the warrants issued to the placement agent were converted into a replacement warrant to purchase 21,285 exchangeable shares of IPS at an exercise price of $26.40 (Canadian dollars) each, which were exchangeable for the Company's common stock on a one to one ratio. This replacement warrant was fully exercised in December 2001.

        On April 1, 2002, the remaining 51,951 exchangeable shares of IPS that were not owned by the Company or its affiliates were automatically exchanged for shares of the Company's common stock. In connection with the exchange of the remaining exchangeable shares of IPS, the one share of the Company's Series A Preferred Stock issued to Computershare Trust Company of Canada as trustee for the exchangeable shares was cancelled.

NOTE 11—Legal Proceedings

        The Company has been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000. While the Company intends to vigorously contest the action, it cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

        The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has asserted several causes of action under state law arising out of alleged misrepresentation and enforcement of the Company's insider trading policy and is seeking damages of approximately $17.7 million, plus undetermined damages resulting from emotional distress and punitive damages. On December 6, 2001, the court dismissed the complaint for failure to allege facts sufficient to state a cause of action, with leave to amend. On January 17, 2002, the plaintiff filed an amended complaint and the Company has answered such complaint. While the Company intends to vigorously contest this action, the Company cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 12—Subsequent Events

        In March 2002, the Company extended its existing bank line of credit until May 2002. In April 2002, the Company entered into a new bank line of credit, expiring in April 2003, that provides a borrowing capacity of $4.0 million. The line of credit is secured by substantially all of the Company's assets and contains financial and other covenants. As of March 31, 2002, no amounts were outstanding under the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption "Factors Affecting Operating Results," and elsewhere in this Form 10-Q. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here.

        The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2001 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, purchase order commitments, warranty obligations, deferred tax assets, intangible assets, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

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

        We account for certain product sales in the FPD and CRT display and high quality glass inspection product segments as multiple-element arrangements. If we have met defined customer acceptance experience levels with the specific type of equipment, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with the customer acceptance provisions upon customer acceptance. We generally recognize revenue from the sale of our surface mount technology products upon shipment, as such product sales are not subject to customer acceptance holdbacks. We recognize revenue from the sale of spare parts upon shipment.

Accounts Receivable

        We maintain an allowance for estimated losses resulting from product returns, allowances or the inability of our customers to make required payments. If a single customer was unable or unwilling to make payments, additional allowances may be required as certain of our products have selling prices in excess of $1.5 million. Accordingly, a single customer could have a material adverse effect on our results of operations.

Inventories

        We assess the recoverability of all inventory, including raw materials, work-in-process, finished goods, spare parts and purchase commitments to determine whether adjustments for impairment are required. Inventory which is obsolete or in excess of the forecasted usage is written down to its estimated market value based on assumptions about future demand and market conditions. If actual demand is lower than our forecast, additional inventory write-downs may be required.

Warranty Obligations

        Our warranty policy generally states that we will provide warranty coverage for a period of one year from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

Goodwill and Intangible Assets

        We have goodwill and other intangible assets resulting from an acquisition accounted for under the purchase method of accounting. The purchase price was allocated based on available information with respect to the fair value of the assets acquired and liabilities assumed. The intangible assets are being amortized over a three to five year life. Goodwill is not being amortized, but we perform an impairment test on an annual basis and between annual tests in certain circumstances. In response to changes in the industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill or a revision to the value or estimated life of intangible assets.

Contingencies and Litigation

        We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at March 31, 2002.

Results of Operations

        Revenue.    Revenue for the three months ended March 31, 2002 was $17.3 million compared to $23.4 million in the same period of the prior fiscal year, representing a decrease of $6.1 million, or 26%. Revenue for the six months ended March 31, 2002 was $31.5 million compared with $47.3 million for the six months ended March 31, 2001, representing a decrease of $15.8 million, or 33%. The decrease is due primarily to the general economic slowdown and reduced capital spending by our customers, which affected all of our product segments. Sales of flat panel display products represented $12.3 million and $12.7 million, or 71% and 54%, of revenue in the three month periods ended March 31, 2002 and 2001, respectively. Sales of surface mount technology products represented $3.4 million and $4.5 million, or 19% and 19%, of revenue in the three month periods ended March 31, 2002 and 2001, respectively. Sales of cathode ray tube display and high quality glass products represented $1.7 million and $6.2 million, or 10% and 27%, of revenue in the three month periods ended March 31, 2002 and 2001, respectively. For the six month periods ended March 31, 2002 and 2001, sales of flat panel display products represented $21.4 million and $28.1 million, or 68% and 60%, of revenue, respectively. Sales of surface mount technology products represented $6.2 million and $10.6 million, or 20% and 22%, of revenue in the six month periods ended March 31, 2002 and 2001, respectively. Sales of cathode ray tube display and high quality glass products represented $3.9 million and $8.5 million, or 12% and 18%, of revenue in the six month periods ended March 31, 2002 and 2001, respectively.

        Gross Margin.    Gross margin increased to 42% in the three month period ended March 31, 2002 from 39% in the three month period ended March 31, 2001. The overall increase in gross margin for the most recent quarter is attributable to a favorable mix of product sales and lower expenses resulting from the restructuring in the fourth quarter of fiscal 2001. For the six month period ended March 31, 2002 the gross margin was 39% as compared to 43% for the same period of the prior fiscal year. The overall decrease in gross margin is primarily due to manufacturing inefficiencies resulting from decreased revenue and lower manufacturing volumes across all product segments for the six months of 2002. Gross margin from flat panel display products was 49% and 45% in the three month periods ended March 31, 2002 and 2001 and 44% and 46% in the six month periods ended March 31, 2002 and 2001, respectively. The increase in FPD gross margin for the most recent quarter is attributable to a favorable mix of product sales and lower expenses resulting from the fiscal 2001 fourth quarter restructuring. Gross margin from surface mount technology products was 19% and 44% in the three month periods ended March 31, 2002 and 2001 and 18% and 45% for the six month periods ended March 31, 2002 and 2001, respectively. The decrease in surface mount technology gross margin is the result of lower sales and manufacturing volumes, resulting in under-absorption of manufacturing overhead, combined with lower average selling prices. Gross margin from cathode ray tube display and high quality glass products was 39% and 23% in the three month periods ended March 31, 2002 and 2001 and 44% and 30% for the six month periods ended March 31, 2002 and 2001, respectively. The higher gross margins in the 2002 periods for cathode ray tube displays and high quality glass products are the result of more favorable product mix.

        Research and Development.    Research and development expenses were $4.2 million and $4.6 million, or 24% and 20%, of revenue in the three month periods ended March 31, 2002 and 2001, respectively. For the six month periods ended March 31, 2002 and 2001, research and development expenses were $8.1 million and $9.1 million, or 26% and 19%, of revenue, respectively. The decrease in research and development expenses in absolute dollars is primarily attributable to lower spending on prototype materials. As a percentage of revenue, research and development expenses are greater in the fiscal year 2002 periods than the fiscal 2001 periods primarily as a result of lower revenue.

        Selling, General and Administrative.    Selling, general and administrative expenses were $5.0 million and $4.7 million, or 29% and 20% of revenue, in the three month periods ended March 31, 2002 and

2001, respectively. For the six month periods ended March 31, 2002 and 2001, selling, general and administrative expenses were $9.7 million and $9.3 million, or 31% and 20% of revenue, respectively. Selling, general and administrative expenses for the three and six month periods ended March 31, 2002 include costs attributable to salaries and related expenses incurred after our acquisition of Intelligent Reasoning Systems, Inc. in July 2001. This higher level of expenses in the three and six month periods ended March 31, 2002 as compared to the same periods ended March 31, 2001 is partially offset by reduced expenses resulting from the restructuring in the fourth quarter of fiscal 2001.

        Non-Recurring Acquisition Charges.    In December 2000, we acquired Image Processing Systems in exchange for approximately 1,139,000 shares of our common stock. This acquisition was accounted for as a pooling of interests. We incurred $2.3 million in professional fees consisting of legal, accounting and integration costs in connection with the acquisition, reflected in the six month period ended March 31, 2001.

        Interest Income and Other, Net.    Interest income and other, net was $639,000 and $1.6 million for the three month periods ended March 31, 2002 and 2001 and $1.2 million and $3.3 million for the six month periods ended March 31, 2002 and 2001, respectively. The decrease in the three and six month periods ended March 31, 2002 was primarily attributable to lower overall yields on investments as compared to the three and six month periods ended March 31, 2001.

        Provision for Income Taxes.    The provision for income taxes was $0 for both the three and six month periods ended March 31, 2002, and $191,000 and $709,000 for the three and six month periods ended March 31, 2001, respectively. The effective tax rate for both the three and six month periods ended March 31, 2001 was 14%, before non-recurring acquisition expenses and cumulative effect of change in accounting principle, and was lower than the statutory U.S. tax rate of 35% due to realization of net operating loss carry forwards.

Liquidity and Capital Resources

        We have financed our operations primarily through a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $207.7 million as of March 31, 2002 compared to $99.7 million as of September 30, 2001. Cash, cash equivalents and short-term investments of $188.9 million at March 31, 2002 and $84.1 million at September 30, 2001, represent the largest components of working capital in both periods.

        The increase in cash, cash equivalents and short term investments and working capital resulted from our underwritten public offering of common stock in February 2002. We sold in the offering 2,500,000 shares of our common stock at a price of $40.14 per share on February 6, 2002. Additionally, the underwriters exercised their option to purchase an additional 375,000 shares to cover over-allotments. Our gross proceeds, after the underwriters' discount and expenses of the offering, aggregated approximately $107.0 million.

        Operating Activities.    Cash used in operating activities was $5.0 million for the six month period ended March 31, 2002 as compared to cash provided by operating activities of $7.6 million for the same period in the prior fiscal year. The cash used in operating activities in the six month period ended March 31, 2002 was primarily due to the net loss of $5.0 million and an increase in accounts receivable of $5.2 million, offset in part by depreciation of $1.4 million, amortization of intangibles of $573,000, a reduction in inventory of $3.7 million and an increase in accounts payable of $2.2 million. Other significant components of the cash used in operating activities included an increase in other current assets of $1.2 million and a decrease in deferred revenue of $1.6 million. For the six months ended March 31, 2001 the primary components of cash provided by operating activities were a reduction of accounts receivable $11.5 million, partially offset by the net loss. Other significant components in the cash provided by operating activities included a decrease in inventory of $1.6 million partially offset by a decrease in deferred revenue of $1.3 million.

        Investing Activities.    Cash provided by investing activities was $32.1 million for the six month period ended March 31, 2002 compared to cash used in investing activities of $4.7 million for the six months ended March 31, 2001. The primary components of cash provided by investing activities in the quarter ended March 31, 2002 was the net redemption of short term investments of $32.9 million. For the six months ended March 31, 2001, cash used in investing activities is due to capital expenditures of $9.8 million, partially offset by a net redemption of short-term investments of $5.2 million.

        Financing Activities.    Cash provided by financing activities was $110.7 million and $635,000 for the six month periods ended March 31, 2002 and 2001, respectively. In the six month period ended March 31, 2002, the primary cash provided by financing activities was approximately $107.0 million from the public sale of common stock. Additionally, in the six months ended March 31, 2002, warrant exercises and employee stock options exercises provided approximately $3.7 million from financing activities.

        In March 2002, we extended our existing bank line of credit until May 2002. In April 2002, we entered into a new bank line of credit, expiring in April 2003, that provides a borrowing capacity of $4.0 million. The line of credit is secured by substantially all of our assets and contains financial and other covenants. As of March 31, 2002, no amounts were outstanding under the line of credit.

        At March 31, 2002, we had $154.3 million in cash and cash equivalents and $34.6 million in short term investments. We lease certain facilities under non-cancelable operating leases with terms ranging from 30 to 60 months. At March 31, 2001, we had the following approximate contractual obligations:

	Payments Due by Period
Contract Obligations	Total	Less than 1 Year	1-4 Years	After 4 Years
	(in thousands)
Operating Lease Obligations	$11,557	$2,285	$7,370	$1,902
Capital Lease Obligations	$87	$62	$25	—
Purchase Obligations	$20,779	$20,231	$548	—

        We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow up to $4 million under our bank line of credit will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. We believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms, and if we were to proceed with acquisitions without this funding or with limited funding it would decrease our capital resources. The sale of additional equity or convertible debt could result in dilution to our shareholders.

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

        We reported losses for the six months ended March 31, 2002 and for the fiscal year ended September 30, 2001. In the future, our revenue may decline, remain flat or grow at a rate slower than was experienced in prior periods, especially in light of the recent economic slowdown. Our ability to regain profitability is dependent in part on our customers' recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our outsourcing strategy and ongoing cost-cutting measures in connection with our recent restructuring. Our operating results are difficult to predict, as described below, and we cannot assure you that we will be successful in achieving increased revenue, positive cash flows or profitability.

Capital investment by manufacturers of flat panel display products and other electronics products can be highly cyclical and may decline in the future.

        Our business depends in large part on capital expenditures by manufacturers of flat panel display products and other electronics products, which in turn depend on the current and anticipated market demand for the end products in these industries. The markets for flat panel display products and other electronics products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. More recently, due to the deteriorating economic environment, flat panel display manufacturers have decreased capital expenditures, resulting in our revenues steadily declining during 2001. Further, semiconductor manufacturers have been heavily impacted by the recent economic environment, and have significantly curtailed their capital expenditures. We had no sales to these customers in fiscal 2001 or in the six months ended March 31, 2002 and do not expect sales to such customers in the quarter ended June 30, 2002. If the flat panel display and other markets in which we sell our products do not recover or experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

        The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world's flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may also be unable to replace sales to these customers. Sales of flat panel display products represented 68% of our revenue for the six months ended March 31, 2002 and 54% and 68% of our revenue in fiscal 2001 and 2000, respectively. LG Phillips LCD Co., Ltd., Quanta Display Inc., Ishikawajima-Harima Heavy Industries Co., Ltd., or IHI, and Samsung America, Inc., all customers of our flat panel display products, collectively accounted for 50% of our revenue, in fiscal 2001 and collectively for substantially all of our revenue from sales of flat panel display products in fiscal 2001. Samsung, LG Phillips, Unipac Optoelectronics Corporation and Hyundai Electronics Industries Co., LTD, all customers of our flat panel display products, collectively accounted for 59% of our revenue in fiscal 2000 and collectively for approximately 80% of our revenue from sales of flat panel display products in fiscal 2000.

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

        Sales to countries other than the United States accounted for 86% of revenue for the six months ended March 31, 2002 and 79% and 82% of revenue in fiscal 2001 and 2000, respectively. We expect sales to foreign countries to continue to represent a significant percentage of our revenue. A number of factors may adversely affect our international sales and operations, including:

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

        A substantial percentage of our revenue has come from a limited range of products for the flat panel display and printed circuit board assembly and advanced semiconductor packaging industries. We expect that these products will continue to account for a substantial percentage of our revenue. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. We currently market two primary products for the flat panel display industry, our array test and array repair equipment. For the printed circuit board assembly and advanced semiconductor packaging industry, our primary products include our X-ray and optical inspection systems. Revenue from these four products represented 81% of our revenue in the six months ended March 31, 2002 and 73% of our total revenue in fiscal 2001. Continued market acceptance of these primary products is critical to our success.

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

        Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our flat panel display products in Japan. We anticipate that this relationship will continue in the future. In the six months ended March 31, 2002, fiscal 2001 and fiscal 2000, 12%, 13% and 7% of our revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of our flat panel display products in Japan, our business would be harmed.

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

        If Sanmina-SCI Corporation or any other third party that we use to manufacture our products is unable to satisfy our quality requirements or provide us with the products and services in a timely manner, our shipments of these products may be delayed, our customer relationships may be harmed and our results of operations may be adversely impacted. In addition, we are in the process of transferring most of the manufacturing operations of our flat panel display and surface mount technology optical inspection and x-ray products to Sanmina-SCI. During this transition period, we may encounter significant unforeseen expenses and difficulties due to reasons that may be beyond our control, including technology and personnel incompatibility. These unforeseen expenses and difficulties could disrupt our ongoing business and distract management and employees. We cannot assure you that our relationship with Sanmina-SCI or any other third party that we use to manufacture our products will result in a reduction of our expenses or enable us to satisfy our customers' quality requirements or to deliver our products to our customers in a timely manner.

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

Because we rely on our sales representatives and distributors, our business may be harmed if our sales representatives become unable or unwilling to sell our products.

        We market and sell some of our products, such as our printed circuit board assembly and advanced semiconductor packaging products, domestically and internationally primarily through sales representatives and distributors. If some or all of our sales representatives and distributors experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed. These sales representatives and distributors could reduce or discontinue sales of our products. They may not devote the resources necessary to provide effective sales and marketing support to us. In addition, we depend upon the continued viability and financial resources of these representatives and distributors, many of which are small organizations with limited working capital. These representatives and distributors, in turn, depend substantially on general economic conditions and other factors affecting the markets for the products they sell. We believe that our success will continue to depend upon these sales representatives and distributors.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000. While we intend to vigorously contest the action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

        We and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has asserted several causes of action under state law arising out of alleged misrepresentation and enforcement of our insider trading policy and is seeking damages of approximately $17.7 million, plus undetermined damages resulting from emotional distress and punitive damages. On December 6, 2001, the court dismissed the complaint for failure to allege facts sufficient to state a cause of action, with leave to amend. On January 17, 2002, the plaintiff filed an amended complaint and we have answered such complaint. While we intend to vigorously contest this action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operation.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 21, 2002, we held our Annual Meeting of Shareholders. At that meeting, our shareholders voted on the following five proposals:

        Proposal to elect directors to serve for the ensuing year and until their successors are elected.

Director	FOR	WITHHELD
Vincent F. Sollitto, Jr.	10,142,900	611,922
E. Floyd Kvamme	10,701,588	53,264
Barry L. Cox	10,701,208	53,614
Michael J. Kim	10,701,508	53,314
Malcolm J. Thompson	10,701,608	53,214
Richard P. Beck	10,701,508	53,314

        Proposal to approve our 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 400,000 shares from 2,190,943 shares to 2,590,943 shares.

FOR	8,425,607
AGAINST	2,316,949
ABSTAIN	12,266
NON-VOTE	0

        Proposal to approve our 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares from 750,000 shares to 1,000,000 shares.

FOR	9,388,074
AGAINST	1,355,122
ABSTAIN	11,621
NON-VOTE	0

        Proposal to approve an amendment to our Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 30,000,000 shares.

FOR	9,287,832
AGAINST	1,460,093
ABSTAIN	6,897
NON-VOTE	0

        Proposal to ratify the selection of Ernst & Young LLP as our independent auditors for our fiscal year ending September 30, 2002.

FOR	10,638,296
AGAINST	109,801
ABSTAIN	6,725
NON-VOTE	0

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number	Exhibit
2.1(1)	Acquisition Agreement for Plan of Arrangement by and among the Registrant, Photon Dynamics Nova Scotia Company and Image Processing Systems Inc. dated September 27, 2000.
2.2(2)	Agreement and Plan of Merger by and among the Registrant, Iris Acquisition, LLC, Intelligent Reasoning Systems Inc. and Clinton Bybee, dated July 6, 2001, amended on July 12, 2001.
3.1(3)	Amended and Restated Articles of Incorporation of the Registrant.
3.2(3)	Certificate of Amendment to Articles of Incorporation of the Registrant.
3.3(4)	Bylaws of the Registrant and amendments thereto.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

Key to Exhibits:

    (1)
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

  (b)
  Reports on Form 8-K

          On January 7, 2002 we filed a Current Report on Form 8-K to announce under "Item 5. Other Events" our Manufacturing Services Agreement with Sanmina-SCI Corporation, pursuant to which Sanmina-SCI agreed to provide a significant portion of the manufacturing, assembly and test operations for our flat panel display and surface mount technology optical products.

          On January 14, 2002 we filed an Amendment No. 1 to our Current Report on Form 8-K dated July 16, 2001, providing disclosure under "Item 2. Acquisition or Disposition of Assets" and certain financial information under "Item 7. Financial Statements and Exhibits" of Intelligent Reasoning Systems and pro forma financial statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.
By:	/s/ VINCENT F. SOLLITTO, JR. Vincent F. Sollitto, Jr. President, Chief Executive Officer and Director

Dated: May 8, 2002

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