Form 10-Q
period 2002-06-30
PHOTON DYNAMICS INC
filed 2002-08-12
CIK 1002663

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27234

PHOTON DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3007502 (I.R.S. Employer Identification No.)

17 Great Oaks Boulevard
San Jose, California 95119
(Address of principal executive offices including zip code)
 (408) 360-3550
(Registrant's telephone number, including area code)
 6325 San Ignacio Avenue
San Jose, California 95119
(Former address of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, there were 17,136,096 shares outstanding of the Registrant's Common Stock, no par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	September 30, 2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,718	$16,528
Short-term investments	138,781	67,563
Accounts receivable, net	19,454	11,171
Inventories	12,905	16,007
Other current assets	5,425	3,406

Total current assets	221,283	114,675
Land, property and equipment, net	13,265	14,046
Other assets	2,287	2,688
Intangible assets, net	3,641	4,502
Goodwill	22,724	22,724

Total assets	$263,200	$158,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,702	$4,295
Other current liabilities	7,302	8,361
Deferred revenue	614	2,312

Total current liabilities	12,618	14,968
Other liabilities	338	359
Commitments and contingencies
Shareholders' equity:
Common stock, no par value	296,498	184,500
Accumulated deficit	(46,557)	(41,698)
Accumulated other comprehensive income	303	506

Total shareholders' equity	250,244	143,308

Total liabilities and shareholders' equity	$263,200	$158,635

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands, except per share data)
Revenue	$19,320	$13,436	$50.822	$60,690
Cost of revenue	10,952	8,103	30,231	35,224

Gross margin	8,368	5,333	20,591	25,466
Operating expenses:
Research and development	4,803	3,753	12,929	12,888
Selling, general and administrative	4,064	3,918	13,725	13,266
Non-recurring acquisition charges	—	—	—	2,325
Amortization of intangible assets	287	—	860	—

Total operating expenses	9,154	7,671	27,514	28,479
Loss from operations	(786)	(2,338)	(6,923)	(3,013)
Interest income and other, net	903	1,066	2,064	4,323

Income (loss) before income taxes and cumulative effect of change in accounting principle	117	(1272)	(4,859)	1,310
Provision (benefit) for income taxes	—	(241)	—	468

Income (loss) before cumulative effect of change in accounting principle	117	(1,031)	(4,859)	842
Cumulative effect of change in accounting principle	—	—	—	(6,560)

Net income (loss)	$117	$(1,031)	$(4,859)	$(5,718)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.01	$(0.08)	$(0.31)	$0.06

Diluted	$0.01	$(0.08)	$(0.31)	$0.06

Loss per share from the cumulative effect of change in accounting principle, net of tax benefit
Basic	$—	$—	$—	$(0.50)

Diluted	$—	$—	$—	$(0.50)

Net income (loss) per share
Basic	$0.01	$(0.08)	$(0.31)	$(0.44)

Diluted	$0.01	$(0.08)	$(0.31)	$(0.44)

Weighted average number of shares:
Basic	17,031	13,014	15,564	12,983
Diluted	17,999	13,014	15,564	12,983

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2002	2001
		(restated)
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,859)	$(5,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,230	1,670
Amortization of intangibles	860	—
Loss on disposal of equipment	—	6
Stock based compensation expense	275	48
Changes in assets and liabilities:
Accounts receivable	(8,558)	16,908
Inventories	2,718	3,257
Other current assets	(2,019)	(877)
Other assets	402	(426)
Accounts payable	407	(2,322)
Other current liabilities	(1,059)	(2,243)
Deferred revenue	(1,698)	(1,211)

Net cash provided by (used in) operating activities	(11,301)	9,092

Cash flows from investing activities:
Purchase of property and equipment	(1,065)	(10,889)
Purchase of short-term investments	(462,739)	(88,485)
Redemption of short-term investments	391,409	89,504

Net cash used in investing activities	(72,395)	(9,870)

Cash flows from financing activities:
Issuance of common stock, net	111,998	1,035
Repayment of lease obligations	(21)	(26)

Net cash provided by financing activities	111,977	1,009

Effect of exchange rate changes on cash and cash equivalents	(91)	(220)

Net increase in cash and cash equivalents	28,190	11
Cash and cash equivalents at beginning of period	16,528	9,723

Cash and cash equivalents at end of period	$44,718	$9,734

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

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

        In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $6.6 million, or $0.50 per share, to reflect the cumulative effect of the accounting change as of October 1, 2000 and, accordingly, has restated the condensed consolidated statement of operations for the three and nine month periods ended June 30, 2001 and cash flows for the nine months ended June 30, 2001, presented herein.

        The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts comprised of certain portions of the total sales prices that became due on final acceptances, which had not occurred as of October 1, 2000. Of this amount, the Company recognized as revenue $705,000 and $1.3 million, which increased net income by $504,000 and $1.1 million in the three month periods ended June 30, 2002 and June 30, 2001, respectively. The Company recognized as revenue $3.3 million and $2.8 million, which increased net income by $2.5 million and $2.2 million in the nine month periods ended June 30, 2002 and June 30, 2001, respectively.

        Prior to fiscal year 2001 and the adoption of SAB 101, the Company's revenue recognition policy was to recognize revenue when the customer took title to the equipment, generally at the time of shipment, which generally preceded installation and final customer acceptance.

NOTE 2—Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

	June 30, 2002	September 30, 2001
	(in thousands)
Raw materials	$3,681	$9,686
Work-in-process	5,657	3,493
Finished goods	3,567	2,828

Total	$12,905	$16,007

NOTE 3—Other Current Liabilities

        The components of other current liabilities were as follows:

	June 30, 2002	September 30, 2001
	(in thousands)
Warranty	$2,229	$2,760
Compensation	3,066	3,160
Commissions	1,086	694
Acquisition charges	—	451
Income taxes	494	494
Other accrued expenses	427	802

Total	$7,302	$8,361

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

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Numerator:
Net income (loss) for basic and diluted earnings per share:	$117	$(1,031)	$(4,859)	$(5,718)

Denominator:
Weighted average shares for basic earnings per share	17,031	13,014	15,564	12,983 (2)
Effect of dilutive securities:
Employee stock options	968	—	—	737
Warrants	—	—	—	7

Weighted average shares for diluted earnings per share	17,999	13,014 (1)	15,564 (1)	13,727 (2)

Basic net income (loss) per share	$0.01	$(0.08)	$(0.31)	$(0.44)

Diluted net income (loss) per share	$0.01	$(0.08)	$(0.31)	$(0.44)

(1)
The effect of dilutive securities from employee stock options and warrants to purchase 837,000 shares of common stock for the three months ended June 30, 2001 and 972,000 shares for the nine months ended June 30, 2002, was not included in the computation of diluted earnings per share as the effect is anti-dilutive due to net losses.

(2)
The weighted average diluted number of shares was used to calculate the net income per share before cumulative effect of change in accounting principle, net of tax benefit for the nine months ended June 30, 2001. The effect of dilutive securities from employee stock options and warrants was not used in calculating net loss per share for the same period, as the effect is anti-dilutive.

NOTE 5—Operations by Industry Segment

        The Company conducts business in three operating segments: flat panel display ("FPD") products; printed circuit board ("PCB") assembly and advanced semiconductor packaging inspection products (collectively, "surface mount technology products"); and cathode ray tube ("CRT") display and glass inspection products. The Company's FPD products include test, repair and inspection equipment. The Company's FPD test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company's FPD products gather comprehensive data that enable FPD manufacturers to control and refine their manufacturing processes. The Company's surface mount technology products enable PCB assembly and advanced semiconductor packaging manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company's CRT display and glass inspection products allow CRT display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

        The Company's management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant intersegment sales or transfers, and the majority of the Company's long-lived assets are located in the U.S. The Company's principal customers are primarily Asian-based FPD and CRT display manufacturers.

        The Company sells its products for the FPD industry directly to customers in Korea and Taiwan and through a value-added reseller, Ishikawajima-Harima Heavy Industries Co., Ltd. ("IHI"), in Japan. The Company sells its products for the CRT display and glass industries directly, except in Japan where a sales representative is used. The Company sells its products for the surface mount technology industry primarily through sales representatives and distributors.

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

        The Company's operating segments consisted of the following:

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Net sales to external customers:
FPD products	$14,965	$6,969	$36,387	$35,098
Surface mount technology products	2,768	3,440	8,970	14,023
CRT display and glass inspection products	1,587	3,027	5,465	11,569

Net sales to external customers	$19,320	$13,436	$50,822	$60,690

Operating income (loss):
FPD products	$1,993	$(2,407)	$1,892	$(1,630)
Surface mount technology products	(2,032)	(77)	(7,046)	763
CRT display and glass inspection products(1)	(747)	146	(1,769)	(2,146)

Loss from operations	$(786)	$(2,338)	$(6,923)	$(3,013	)(1)

(1)
Includes non-recurring acquisition charges of $2,325,000 in the nine months ended June 30, 2001.

        The following table is a summary of sales to individual unaffiliated customers in excess of 10% of total revenue. All of the customers listed are customers of the Company's flat panel display products.

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Quanta Display Inc.	2%	—	1%	20%
LG Philips LCD Co., Ltd.	37%	26%	36%	24%
IHI	2%	8%	8%	19%
Chi Mei	6%	14%	7%	5%
Samsung America, Inc.	14%	—	6%	13%
Unipac Optoelectronics Corporation	3%	11%	11%	9%

        The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Revenue:
Taiwan	$5,345	$3,781	$11,462	$16,411
United States	2,432	3,804	6,965	12,202
Korea	9,327	3,037	21,970	11,822
Japan	482	1,072	4,282	9,092
China	689	562	1,893	6,580
Europe	411	445	2,105	1,973
Canada	391	735	526	2,348
Other	243	—	1,619	262

Total	$19,320	$13,436	$50,822	$60,690

NOTE 6—Comprehensive Income

        The components of comprehensive income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
	(in thousands)		(in thousands)
Net income (loss)	$117	$(1,031)	$(4,859)	$(5,718)
Other comprehensive income (loss):
Change in unrealized gain on investments	1	56	(112)	108
Currency translation adjustments	(52)	44	(91)	(220)

Other comprehensive loss	(51)	100	(203)	(112)

Total comprehensive income (loss)	$66	$(931)	$(5,062)	$(5,830)

        Accumulated other comprehensive income is comprised of an unrealized loss of $5,000 and a foreign exchange translation gain of $308,000 at June 30, 2002, and an unrealized gain of $108,000 and a foreign exchange translation gain of $398,000 at September 30, 2001.

NOTE 7—Outsourced Manufacturing Arrangement

        In December 2001, the Company entered into a Manufacturing Services Agreement with Sanmina-SCI Corporation ("Sanmina-SCI"), pursuant to which Sanmina-SCI agreed to provide a significant portion of the manufacturing, assembly and test operations for the Company's flat panel display and surface mount technology optical products. Under the terms of the three year agreement and related agreements, Sanmina-SCI agreed to lease a portion of the Company's San Jose facility, lease and operate the equipment required to manufacture a substantial portion of the Company's flat panel display products, expand the Company's San Jose clean room facility and purchase a portion of the Company's existing flat panel display and surface mount technology raw material inventory. At June 30, 2002 the company has outstanding purchase obligations of approximately $15.0 million with Sanmina-SCI.

NOTE 8—Restructuring

        During the fourth quarter of fiscal year 2001, the Company implemented a restructuring plan (the "Restructuring Plan") to control spending and reduced its workforce. Prior to September 30, 2001, management approved and implemented the Restructuring Plan and determined the benefits that would be offered to the employees being terminated. The benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in manufacturing and operational locations in North America. The Company recorded a restructuring charge in the fourth quarter of fiscal year 2001 of $1.2 million for employee-related costs and other expenses. As of June 30, 2002, the remaining liability associated with the Restructuring Plan is approximately $500,000. There have been no adjustments to the liability and management expects to settle all liabilities under the Restructuring Plan by the end of the fourth quarter of fiscal 2002.

NOTE 9—Line of Credit

        In March 2002, the Company extended its existing bank line of credit until May 2002. In April 2002, the Company entered into a new bank line of credit, replacing the then existing facility, expiring in April 2003, that provides a borrowing capacity of $4.0 million. The line of credit is secured by substantially all of the Company's assets and contains financial and other covenants. As of June 30, 2002, no amounts were outstanding under the line of credit.

NOTE 10—Income Taxes

        The provision for income taxes was $0 for both the three and nine month periods ended June 30, 2002, and $468,000 for the nine month period ended June 30, 2001. For the three month period ended June 30, 2001, the company recorded a tax benefit of $241,000. The effective tax rate for the nine month period ended June 30, 2001 was 13%, before non-recurring acquisition expenses and cumulative effect of change in accounting principle, and was lower than the statutory U.S. tax rate of 35% due to realization of net operating loss carry forwards.

NOTE 11—Shareholders' Equity

        On July 21, 2002, the Company's Board of Directors approved an increase of 250,000 shares reserved for issuance under the Company's 2001 Equity Incentive Plan from 400,000 shares to 650,000 shares.

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

        On January 21, 2002, the Company held its Annual Meeting of Shareholders. At that meeting, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 30,000,000 shares. The Company's shareholders also approved at that meeting an increase of 400,000 shares reserved for grant under the Company's 1995 Stock Option Plan from a total of 2,190,943 shares to

2,590,943 shares and an increase of 250,000 shares authorized for issuance under the Company's 1995 Employee Stock Purchase Plan from a total of 750,000 shares to 1,000,000 shares.

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

NOTE 12—Legal Proceedings

        The Company has been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000. On March 29, 2002 the Company responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. While the Company intends to vigorously contest the action, it cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

        The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has asserted several causes of action under state law arising out of alleged misrepresentation and enforcement of the Company's insider trading policy and is seeking damages of approximately $17.7 million, plus undetermined damages resulting from emotional distress and punitive damages. On December 6, 2001, the court dismissed the complaint for failure to allege facts sufficient to state a cause of action, with leave to amend. On January 17, 2002, the plaintiff filed an amended complaint and the Company answered such complaint. On June 27, 2002, the court issued an order granting in part and denying in part the Company's motion. While the Company intends to vigorously contest this action, the Company cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 13—Subsequent Events

        On July 12, 2002, the Company completed the purchase of certain assets from Advanced Research Technologies Inc., a corporation incorporated under the laws of the Province of Quebec, Canada, ("ART") pursuant to an Asset Purchase Agreement between the Company and ART (the "Purchase Agreement"). Under the terms of the Purchase Agreement and related agreements, the Company paid $5,500,000 in cash for certain assets and assumed certain liabilities related to ART's Infrared Screening and Inspection Solutions ("ISIS") Division. The funds used to purchase the assets of ART came directly out of the Company's working capital. The ART assets acquired, including the personnel, technology and inventory, were used by ART in the design, manufacture and sale of the ISIS infrared verification systems.

New Accounting Pronouncements

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and as a result, adoption of SFAS 146 would not have a material impact on the Company's current financial position or results of operations.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, purchase order commitments, warranty obligations, intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

        We maintain an allowance for estimated losses resulting from product returns, allowances or the inability of our customers to make required payments. If a single customer was unable or unwilling to make payments, additional allowances may be required as certain of our products have selling prices in excess of $1.5 million per unit. Accordingly, a single customer could have a material adverse effect on our results of operations.

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

Contingencies and Litigation

        We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at June 30, 2002.

Results of Operations

        Revenue.    Revenue for the three months ended June 30, 2002 was $19.3 million compared to $13.4 million in the same period of the prior fiscal year, representing an increase of $5.9 million, or 44%. The increase is due to an increase of $8.0 million of revenue from our flat panel display products resulting from current period customer expansion of manufacturing capacity in the flat panel display segment versus the prior year in which the general economic slowdown impacted all of our product segments. This increase was offset in part by decreases in our surface mount technology and cathode ray tube display and high quality glass products, which continue to be impacted by the general economic slowdown. Sales of flat panel display products represented $15.0 million and $7.0 million, or 78% and 52%, of revenue in the three month periods ended June 30, 2002 and 2001, respectively. Sales of surface mount technology products represented $2.8 million and $3.4 million, or 14% and 26%, of revenue in the three month periods ended June 30, 2002 and 2001, respectively. Sales of cathode ray tube display and high quality glass products represented $1.6 million and $3.0 million, or 8% and 22%, of revenue in the three month periods ended June 30, 2002 and 2001, respectively.

        Revenue for the nine months ended June 30, 2002 was $50.8 million compared with $60.7 million for the nine months ended June 30, 2001, representing a decrease of $9.9 million, or 16%. For the nine month periods ended June 30, 2002 and 2001, sales of flat panel display products represented $36.4 million and $35.1 million, or 71% and 58%, of revenue, respectively. Sales of surface mount technology products represented $9.0 million and $14.0 million, or 18% and 23%, of revenue in the nine month periods ended June 30, 2002 and 2001, respectively. Sales of cathode ray tube display and high quality glass products represented $5.5 million and $11.6 million, or 11% and 19%, of revenue in the nine month periods ended June 30, 2002 and 2001, respectively. The revenue decrease in the surface mount technology products is the result of the continued general economic slowdown. The decrease in cathode ray tube display products is the result of flat panel displays continuing to replace cathode ray tube displays in the overall display market.

        Gross Margin.    Gross margin increased to 43% in the three month period ended June 30, 2002 from 40% in the three month period ended June 30, 2001. The overall increase in gross margin for the most recent quarter is the result of increased manufacturing efficiencies attributable to higher sales volumes of flat panel display products and favorable product mix, offset in part by lower gross margins in the other two segments due to manufacturing inefficiencies resulting from decreased revenue and lower manufacturing volumes, combined with lower average selling prices for surface mount technology products. For the nine month period ended June 30, 2002 the gross margin was 41% as compared to 42% for the same period of the prior fiscal year. The overall decrease in gross margin for the nine months ended June 30, 2002 is primarily due to manufacturing inefficiencies resulting from decreased revenue and lower manufacturing volumes in the surface mount technology products segments, combined with lower average selling prices for surface mount technology products, offset in part by increased manufacturing efficiencies attributable to higher sales volumes of flat panel display products and favorable product mix. Gross margin from flat panel display products was 50% and 32% in the three month periods ended June 30, 2002 and 2001 and 46% and 43% in the nine month periods ended June 30, 2002 and 2001, respectively. The increase in FPD gross margin for the most recent quarter and for the nine month period is the result of increased manufacturing efficiencies attributable to higher sales volumes of flat panel display products and favorable product mix. Gross margin from surface mount technology products was 18% and 44% in the three month periods ended June 30, 2002 and 2001 and 18% and 44% for the nine month periods ended June 30, 2002 and 2001, respectively. The decrease in surface mount technology gross margin is the result of lower sales and manufacturing volumes, resulting in under-absorption of manufacturing overhead, combined with lower average selling prices. Gross margin from cathode ray tube display and high quality glass products was 29% and 52% in the three month periods ended June 30, 2002 and 2001, respectively. The decrease in cathode ray tube display and high quality glass products gross margin is the result of lower sales and manufacturing volumes, resulting in under-absorption of manufacturing overhead. Gross margin from cathode ray tube display and high quality glass products was 39% and 36% for the nine month periods ended June 30, 2002 and 2001, respectively. The higher gross margins in the nine month period ended June 30, 2002 is the result of a more favorable product mix, combined with lower manufacturing overhead resulting from the restructuring in the fourth quarter of fiscal 2001.

        Research and Development.    Research and development expenses were $4.8 million and $3.8 million, or 25% and 28%, of revenue in the three month periods ended June 30, 2002 and 2001, respectively. The increase in research and development expenses in absolute dollars for the three months ended June 30, 2002 as compared to June 30, 2001 is primarily attributable to salaries and related expenses incurred after our acquisition of Intelligent Reasoning Systems, Inc. in July 2001, combined with higher spending on prototype materials for the three months ended June 30, 2002. For the nine month periods ended June 30, 2002 and 2001, research and development expenses were $12.9 million and $12.9 million, or 25% and 21%, of revenue, respectively. As a percentage of revenue, research and development expenses are greater in the fiscal year 2002 nine month period than the fiscal 2001 nine month period primarily as a result of lower revenue.

        Selling, General and Administrative.    Selling, general and administrative expenses were $4.1 million and $3.9 million, or 21% and 29% of revenue, in the three month periods ended June 30, 2002 and 2001, respectively. For the nine month periods ended June 30, 2002 and 2001, selling, general and administrative expenses were $13.7 million and $13.3 million, or 27% and 22% of revenue, respectively. Selling, general and administrative expenses for the three and nine month periods ended June 30, 2002 are higher than the selling, general and administrative expenses for the comparable periods ending June 30, 2001, primarily due to additional headcount and other expenses related to our acquisition of Intelligent Reasoning Systems, Inc. in July 2001. Such expenses were partially offset by reduced headcount and other expenses resulting from the restructuring in the fourth quarter of fiscal 2001.

        Non-Recurring Acquisition Charges.    In December 2000, we acquired Image Processing Systems in exchange for approximately 1,139,000 shares of our common stock. This acquisition was accounted for as a pooling of interests. We incurred $2.3 million in professional fees consisting of legal, accounting and integration costs in connection with the acquisition, reflected in the nine month period ended June 30, 2001.

        Interest Income and Other, Net.    Interest income and other, net was $903,000 and $1.1 million for the three month periods ended June 30, 2002 and 2001 and $2.1 million and $4.3 million for the nine month periods ended June 30, 2002 and 2001, respectively. The decrease in the three and nine month periods ended June 30, 2002 was primarily attributable to lower overall yields on investments as compared to the three and nine month periods ended June 30, 2001. The effect of the lower yields more than offset the impact of higher cash balances in the fiscal 2002 periods, resulting from the underwritten public offering of common stock in February 2002,

        Provision for Income Taxes.    The provision for income taxes was $0 for both the three and nine month periods ended June 30, 2002, and $468,000 for the nine month period ended June 30, 2001. For the three month period ended June 30, 2001, the company recorded a tax benefit of $241,000. The effective tax rate for the nine month period ended June 30, 2001 was 13%, before non-recurring acquisition expenses and cumulative effect of change in accounting principle, and was lower than the statutory U.S. tax rate of 35% due to realization of net operating loss carry forwards.

Liquidity and Capital Resources

        We have financed our operations primarily through a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $208.7 million as of June 30, 2002 compared to $99.7 million as of September 30, 2001. Cash, cash equivalents and short-term investments of $183.5 million at June 30, 2002 and $84.1 million at September 30, 2001, represent the largest components of working capital in both periods.

        The increase in cash, cash equivalents and short term investments and working capital resulted from our underwritten public offering of common stock in February 2002. We sold in the offering 2,500,000 shares of our common stock at a price of $40.14 per share. Additionally, the underwriters exercised their option to purchase an additional 375,000 shares to cover over-allotments. Our gross proceeds, after the underwriters' discount and expenses of the offering, aggregated approximately $107.0 million.

        Operating Activities.    Cash used in operating activities was $11.3 million for the nine month period ended June 30, 2002 as compared to cash provided by operating activities of $9.1 million for the same period in the prior fiscal year. The cash used in operating activities in the nine month period ended June 30, 2002 was primarily due to the net loss of $4.9 million, an increase in accounts receivable of $8.6 million, an increase in other current assets of $2.0 million, a decrease in other current liabilities of $1.1 million, offset in part by a reduction in inventory of $2.7 million. Other significant components of cash used in operating activities included the non-cash items of depreciation of $2.2 million, amortization of intangibles of $861,000 and a decrease in deferred revenue of $1.7 million. For the nine months ended June 30, 2001 the primary components of cash provided by operating activities were a reduction of accounts receivable of $16.9 million, partially offset by the net loss of $5.7 million. Other significant components in the cash provided by operating activities included a decrease in inventory of $3.3 million partially offset by a decrease in accounts payable of $2.3 million.

        Investing Activities.    Cash used in investing activities was $72.4 million and $9.9 million for the nine month periods ended June 30, 2002 and 2001, respectively. The primary component of cash used in investing activities in the nine months ended June 30, 2002 was the net purchase of short term investments of $71.3 million. Additionally, capital expenditures for the nine months ended June 30, 2002 were $1.1 million. For the nine months ended June 30, 2001, cash used in investing activities was due to capital expenditures of $10.9 million, partially offset by a net redemption of short-term investments of $1.0 million.

        Financing Activities.    Cash provided by financing activities was $112.0 million and $1.0 million for the nine month periods ended June 30, 2002 and 2001, respectively. In the nine month period ended June 30, 2002, the primary component of cash provided by financing activities was approximately $107.0 million from the public offering of our common stock in February 2002. Additionally, in the nine months ended June 30, 2002, employee stock purchases, warrant exercises and employee stock options exercises provided approximately $4.6 million from financing activities.

        In March 2002, we extended our existing bank line of credit until May 2002. In April 2002, we entered into a new bank line of credit, expiring in April 2003, that provides a borrowing capacity of $4.0 million. The line of credit is secured by substantially all of our assets and contains financial and other covenants. As of June 30, 2002, no amounts were outstanding under the line of credit.

        At June 30, 2002, we had $44.7 million in cash and cash equivalents and $138.8 million in short term investments. We lease certain facilities under non-cancelable operating leases with terms ranging from 27 to 57 months. The following table summarizes the approximate contractual obligations that we have at June 30, 2002. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Period
Contract Obligations	Total	Less than 1 Year	1-4 Years	After 4 Years
	(in thousands)
Operating Lease Obligations	$11,055	$2,340	$7,448	$1,267
Capital Lease Obligations	$78	$59	$19	—
Purchase Obligations	$26,180	$25,959	$221	—

        Subsequent to June 30, 2002, on July 12, 2002, we completed the purchase of certain assets from Advanced Research Technologies Inc., a corporation incorporated under the laws of the Province of Quebec, Canada, ("ART") pursuant to an Asset Purchase Agreement between ART and us (the "Purchase Agreement"). Under the terms of the Purchase Agreement and related agreements, we paid $5,500,000 in cash for certain assets and assumed certain liabilities related to ART's Infrared Screening and Inspection Solutions ("ISIS") Division. The funds used to purchase the assets of ART came directly out of our working capital.

        We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow up to $4.0 million under our bank line of credit will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. We believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms, and if we were to proceed with acquisitions without this funding or with limited funding it would decrease our capital resources. The sale of additional equity or convertible debt securities could result in dilution to our shareholders.

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

        We reported decreases in revenues for the nine months ended June 30, 2002 and for the fiscal year ended September 30, 2001 as compared to prior year comparable periods, losses for the nine months ended June 30, 2002 and for the fiscal year ended September 30, 2001. In the future, our revenue may decline, remain flat or grow at a rate slower than expected, especially in light of the recent economic slowdown. Our ability to regain profitability on an annual basis is dependent in part on our customers' recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our outsourcing strategy and ongoing cost-cutting measures in connection with our recent restructuring. In addition, if we determine that the goodwill of one of the businesses we acquired has been impaired, then we would need to decrease the carrying value of the goodwill, which would decrease our net income, or increase our net loss, during the period in which we determined that the asset was impaired. Our operating results are difficult to predict, as described below, and we cannot assure you that we will be successful in achieving increased revenue, positive cash flows or profitability.

Capital investment by manufacturers of flat panel display products and other electronics products can be highly cyclical and may decline in the future.

        Our business depends in large part on capital expenditures by manufacturers of flat panel display products and other electronics products, which in turn depend on the current and anticipated market demand for the end products in these industries. The markets for flat panel display products and other electronics products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display and electronics manufacturers reduced capital expenditures resulting in a decrease in revenue for all segments of our business. In 2002, capital expenditures by manufacturers in the electronics industry continue to remain low, which has resulted in decreased revenue for our electronics products as compared to the prior year. Although flat panel display revenues increased for the nine months ended June 30, 2002 compared to the prior year, this was not enough to offset the decline in revenue from our other segments. Semiconductor manufacturers have been heavily impacted by the recent economic environment, and have significantly curtailed their capital expenditures. We had no sales to these customers in fiscal 2001 or in the nine months ended June 30, 2002 and do not expect sales to such customers in the quarter ended September 30, 2002. If the flat panel display and other markets in which we sell our products do not recover sufficiently or experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

        The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world's flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products represented 78% of our revenue for the nine months ended June 30, 2002 and 54% and 68% of our revenue in fiscal 2001 and 2000, respectively. Sales of flat panel display products to LG Phillips LCD Co., Ltd. represented 36% of our revenue for the nine months ended June 30, 2002. LG Phillips LCD Co., Ltd., Quanta Display Inc., Ishikawajima-Harima Heavy Industries Co., Ltd., or IHI, and Samsung America, Inc., all customers of our flat panel display products, collectively accounted for 50% of our total revenue, in fiscal 2001 and collectively for substantially all of our revenue from sales of flat panel display products in fiscal 2001.

Our operating results are difficult to predict and may vary from investors' expectations, which could cause our stock price to drop.

        We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $150,000 to $1.85 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Therefore, our backlog at the beginning of each quarter does not necessarily determine actual sales for the quarter or any succeeding period.

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

  •
  any write down in the value of acquired goodwill in the event that we determine that the goodwill has been impaired,

  •
  our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

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

        Sales to countries other than the United States accounted for 86% of revenue for the nine months ended June 30, 2002 and 79% and 82% of revenue in fiscal 2001 and 2000, respectively. We expect sales to foreign countries to continue to represent a significant percentage of our revenue. A number of factors may adversely affect our international sales and operations, including:

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

        A substantial percentage of our revenue has come from a limited range of products for the flat panel display and printed circuit board assembly and advanced semiconductor packaging industries. We expect that these products will continue to account for a substantial percentage of our revenue. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. We currently market two primary products for the flat panel display industry, our array test and array repair equipment. For the printed circuit board assembly and advanced semiconductor packaging industry, our primary products include our X-ray and optical inspection systems. Revenue from these four products represented 80% of our revenue in the nine months ended June 30, 2002 and 73% of our total revenue in fiscal 2001. Continued market acceptance of these primary products is critical to our success.

We may have difficulty integrating the businesses we recently acquired or other businesses or assets we may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

        We have recently acquired several companies, including Image Processing Systems in December 2000 and Intelligent Reasoning Systems in July 2001, as well as certain assets from Advanced Research Technologies Inc. in July 2002, and may acquire other companies in the future. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

        Since June 1997, we have depended on IHI as our exclusive value-added reseller to sell our flat panel display products in Japan. We anticipate that this relationship will continue in the future. In the nine months ended June 30, 2002, fiscal 2001 and fiscal 2000, 8%, 13% and 7% of our revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the development, systems construction, customization, sale and support of our flat panel display products in Japan, our business would be harmed.

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

        While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In the first nine months of fiscal 2002 and in fiscal 2001, we derived approximately 78% and 54% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000. On March 29, 2002 we responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. While we intend to vigorously contest the action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

        We and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action has asserted several causes of action under state law arising out of alleged misrepresentation and enforcement of our insider trading policy and is seeking damages of approximately $17.7 million, plus undetermined damages resulting from emotional distress and punitive damages. On December 6, 2001, the court dismissed the complaint for failure to allege facts sufficient to state a cause of action, with leave to amend. On January 17, 2002, the plaintiff filed an amended complaint and we have answered such complaint. On June 27, 2002, the court issued an order granting in part and denying in part our motion. While we intend to vigorously contest this action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operation.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

Number		Exhibit
2.1	(1)	Acquisition Agreement for Plan of Arrangement by and among the Registrant, Photon Dynamics Nova Scotia Company and Image Processing Systems Inc. dated September 27, 2000.
2.2	(2)	Agreement and Plan of Merger by and among the Registrant, Iris Acquisition, LLC, Intelligent Reasoning Systems Inc. and Clinton Bybee, dated July 6, 2001, amended on July 12, 2001.
2.3	(3)	Asset Purchase Agreement between Photon Dynamics, Inc. and ART Advanced Research Technologies Inc., dated July 2, 2002.
3.1	(4)	Amended and Restated Articles of Incorporation of the Registrant
3.2	(4)	Certificate of Amendment to Articles of Incorporation of the Registrant
3.3	(5)	Bylaws of the Registrant and amendments thereto.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3
10.5	(6)	1995 Stock Option Plan, as amended.
10.6	(6)	1995 Employee Stock Purchase Plan, as amended.
10.24	(7)	2001 Equity Incentive Plan, as amended.
99.1		Certification of Chief Executive Officer and Chief Financial Officer

Key to Exhibits:

    (1)
    Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.

    (2)
    Previously filed as an exhibit to the Registrant's Current Report on Form 8-K as filed with the SEC on July 25, 2001 and incorporated herein by reference.

    (3)
    Previously filed as an exhibit to the Registrant's Current Report on Form 8-K/A as filed with the SEC on July 29, 2001 and incorporated herein by reference.

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

    (6)
    Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-90332) as filed with the SEC on June 12, 2002, and incorporated herein by reference.

    (7)
    Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-97037) as filed with the SEC on July 24, 2002, and incorporated herein by reference.

  (b) Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.
	By:	/s/ VINCENT F. SOLLITTO Vincent F. Sollitto President, Chief Executive Officer and Director
	By:	/s/ RICHARD L. DISSLY Richard L. Dissly Chief Financial Office and Secretary
Dated: August 12, 2002

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