Form 10-K
period 2002-09-30
PHOTON DYNAMICS INC
filed 2002-12-11
CIK 1002663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-27234

PHOTON DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

California	94-3007502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 Great Oaks Boulevard
San Jose, CA 95119
(Address of principal executive offices, including zip code)

(408) 360-3550
(Registrant’s telephone number, including area code)

6325 San Ignacio Avenue
San Jose, CA 95119
(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

As of March 29, 2002, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq National Market, was approximately $799,795,484. Excludes an aggregate of 1,270,486 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of March 29, 2002. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of November 30, 2002, there were 16,060,200 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-13 of this Form 10-K.

PHOTON DYNAMICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth under the caption “Factors Affecting Operating Results” in Part II Item 7 of this Form 10-K and elsewhere in this Form 10-K. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

PART I

Item 1.     Business

Introduction

Photon Dynamics, Inc. is a California corporation incorporated on March 1, 1983. We are a leading provider of yield management solutions to the flat panel display industry. Manufacturers in this industry use our solutions to collect data, analyze product quality and identify and repair product defects at critical steps in their manufacturing processes. Our customers use test, repair and inspection systems to increase manufacturing yields of high performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.

We also offer yield management solutions for the printed circuit board assembly industry and cathode ray tube display and high quality glass industries. Manufacturers in the printed circuit board assembly industry, also referred to as the surface mount technology industry, use our optical and X-ray inspection systems, which incorporate our proprietary image processing technology to detect and identify defects. We also leverage our core technologies to develop and sell products that locate and characterize defects in cathode ray tube displays, cathode ray tube glass and automotive glass panels.

We have recently acquired a number of complementary businesses and technologies. We acquired CR Technology, Inc. in November 1999, Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. in December 2000, Intelligent Reasoning Systems, Inc. in July 2001, and Akcron Corporation, LTD. in September 2002. We also acquired certain assets and assumed certain liabilities from the Infrared Inspection Solutions Division of ART Advanced Research Technologies Inc. in July 2002, and from the Rapid Thermal Processing Division of Intevac, Inc. in October 2002.

Industry Background

Continuous innovations in microelectronics and materials science have enabled flat panel displays with sharper resolution, brighter pixels and faster imaging to be produced in varying sizes for differing applications. Similar innovations have led to the introduction of a broad array of electronic devices with increasing performance and decreasing size characteristics. Manufacturing these highly engineered products requires complex, multi-stage production processes, increasing the potential for defects and errors associated with equipment failures, contamination of materials, drift in process parameters, human error and other related factors. Manufacturing complexity also increases investment in work-in-progress inventories and lengthens production cycles. To better manage and enhance their yields, manufacturers are increasing their emphasis on automated testing, inspection and repair at various points in the manufacturing process. As production processes become more complex and reducing material and labor costs becomes increasingly important, we believe that ongoing yield management provides manufacturers with an important competitive advantage.

The Flat Panel Display Industry

Growth in the mobile electronic devices market has driven the demand for flat panel displays, which offer reduced size, weight, power consumption and heat emission and better picture quality as compared to cathode ray tube displays, the current standard technology for stationary display devices. In addition to their dominance of high-performance mobile applications, flat panel displays offer similar advantages for stationary display applications even though they are currently more expensive than cathode ray tube displays with comparable viewing areas.

The active matrix liquid crystal display, the most prevalent and one of the highest performance flat panel displays available today, produces full color images and operates at much faster refresh rates than earlier passive monochrome liquid crystal displays. The color capability, resolution, speed and picture quality of active matrix liquid crystal displays currently make these displays the preferred choice for high-performance mobile applications, such as portable computers, multimedia and other applications requiring the display of video and graphics.

Manufacture of Active Matrix Liquid Crystal Displays.    The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different panel sizes and resolutions through research and development, pre-production prototyping and commercial production. Manufacturing an active matrix liquid crystal display involves a series of three principal phases. The first phase of the process, array assembly, is the fabrication of an array of thin-film transistors, each of which is connected to a transparent sub-pixel, the smallest addressable unit in the display. Three sub-pixels are combined to produce a pixel, millions of which are fabricated, using semiconductor processes, on large glass plates. At the second phase, cell assembly, liquid crystal material and a color filter are applied to these glass plates. The third phase, module assembly, involves packaging the display and attaching the electronics and illumination, or backlight, which will allow the device to display the text, graphics and video images.

At various points in this manufacturing process, the flat panel display manufacturer uses test and inspection equipment to identify defects to permit repair and to avoid wasting costly materials on continued manufacturing of a defective product. In addition, test and inspection systems can provide qualitative feedback to the flat panel display manufacturer and enable the manufacturer to address yield problems and to optimize the manufacturing process.

Challenges Faced by Flat Panel Display Manufacturers.    The ability of flat panel display manufacturers to improve yields of active matrix liquid crystal displays and other flat panel displays depends, in large part, on their ability to test, repair and inspect displays during the manufacturing process and to use the resulting data to refine the manufacturing process. The ability to test, repair and inspect helps manufacturers address a number of challenges, including:

•
Demand for Higher Quality.    Increased competition among flat panel display manufacturers, improvements in the manufacturing process and higher consumer expectations are moving the flat panel display industry towards a zero defect standard. The manufacturing challenges presented by goal of zero defect products have been compounded by the increasing demand for higher resolution and larger displays.

•
Increasing Display Resolutions.    Resolutions of advanced flat panel displays now involve more than a million pixels, presenting a challenge when test and inspection equipment must exercise each pixel. Traditional methods of physically contacting each row and column of pixels with probe cards have difficulty handling current advanced displays. Manufacturers require new techniques, such as non-contact pixel-addressing mechanisms, to more effectively handle these displays.

•
High Cost of Materials.    Materials costs comprise approximately 50% of flat panel display costs, in contrast to only approximately 10% for semiconductors, according to industry sources. Higher material costs expose the flat panel display manufacturer to higher costs due to yield loss throughout the manufacturing process. Therefore, it is important to test, repair and inspect early in the manufacturing process before expensive materials are added to the display in the latter assembly phases.

•
Need for Increased Yield and Greater Throughput.    Greater yields are realized in part through more effective test, repair and inspection. In order to maintain or improve profitability, flat panel display manufacturers need test, repair and inspection equipment that will allow them to increase process speed while using larger panels.

•
Need for Flexibility.    The flat panel display industry is producing a larger number of different panel sizes as the variety of applications incorporating flat panel displays has increased. Manufacturers are seeking test, repair and inspection equipment that can be reconfigured quickly and accurately for different panel sizes, with minimal production downtime.

The Printed Circuit Board Assembly Industry (Surface Mount Technology Industry)

The printed circuit board assembly industry, also known as the surface mount technology industry, is also driving to achieve smaller sizes and greater densities in response to their customers’ demand for smaller, lighter and more sophisticated products. To remain competitive, manufacturers of these products must continue to improve their manufacturing productivity, which is facilitated by better quality control through the use of improved inspection equipment.

Just as the growing demand for increasingly sophisticated mobile and interconnected electronic devices is driving the market for new display technologies, this demand has caused manufacturers to seek to reduce the size, power consumption and cost of the other components contained in these devices. Additionally, as the functionality and sophistication of mobile electronic devices have increased, so has the complexity of their electronic components. These factors are driving the development of smaller, denser and more complex printed circuit boards upon which semiconductors and other electronic components are attached and interconnected.

As semiconductors continue to shrink and become more complex, an increasing number of wire connectors, or leads, must be attached to the semiconductor package. Ball grid array semiconductor packaging technology was developed to address the problems associated with greater lead counts required for advanced semiconductors. Because the leads in ball grid array semiconductor packages are located under the package and, therefore, are not visible after the package has been mounted on the surface of a printed circuit board, the inspection of these solder joints requires the use of X-ray inspection or ultrasound technologies as a replacement for visual inspection technologies. Furthermore, as the number of leads on semiconductor packages continues to increase, inspection technology must become more sophisticated and precise.

At the same time, electronic device original equipment manufacturers are increasing their focus on core competencies and outsourcing the manufacture of many components incorporated into their products. This trend has resulted in the rapid expansion of the contract manufacturing industry. Increased competition is causing contract manufacturers to focus on reducing costs while differentiating themselves through improved quality. One way in which contract manufacturers may reduce manufacturing costs is through yield improvements and increased throughput, which may be achieved through increased and more sophisticated inspection. Contract manufacturers are moving towards 100% inspection standards and adopting new inspection technologies as they seek to provide high quality products while reducing costs. Also, the contract manufacturing industry is characterized by shorter product life cycles, a greater variety of products manufactured in smaller lot sizes and high employee turnover rates. These factors require contract manufacturers to adopt a flexible approach to manufacturing with inspection equipment that is intuitive, easy to use and easily configured.

The Cathode Ray Tube Display and High Quality Glass Industries

Similar to the flat panel display and printed circuit board assembly manufacturers, cathode ray tube display and high quality glass manufacturers are seeking to improve the quality and reduce the cost of their products by improving manufacturing yields and throughput. To do so, they also are increasing the use of more advanced inspection equipment and other yield management technologies.

Each cathode ray tube television and computer monitor must be inspected, adjusted and aligned to ensure that its picture is focused, has the specified size and color quality, and is properly positioned on the screen. The glass must undergo numerous inspections steps to ensure structural integrity and the absence of visible defects on the faceplate. Historically, inspection and adjustment have been performed manually, using hand-held instruments and special templates. Manual inspections and adjustments are a time-consuming and error-prone part of the cathode ray tube display manufacturing process and require skilled operators and technicians. Issues associated with operator fatigue, inconsistency and cost have driven manufacturers to look for automated inspection solutions.

Increased consumer demand for higher quality in automobiles and increased competition in the automotive market have resulted in automobile manufacturers insisting on more stringent quality specifications for automotive glass. Automotive glass manufacturers must reduce the acceptable parts per million defect rate and are imposing large financial penalties on glass manufacturers that do not meet quality standards. Currently, the primary method of inspection is by the human eye. However, human inspection is inconsistent, expensive and unable to collect precise data to trace the cause of defects and correct the process. In order to meet the quality demands of the automobile manufacturers, the automotive glass manufacturers have begun to adopt automated inspection methods.

Products

We offer a broad line of products for the flat panel display, printed circuit board assembly, and cathode ray tube display and high quality glass industries.

Flat Panel Display Products

Our flat panel display yield management products include test and repair equipment. Our test equipment can identify and characterize defects at early stages of the manufacturing process so that the panels may be repaired before the next stage or, if necessary, discarded, minimizing the loss of time and materials. Our test and repair systems use similar software-based controls, processing and graphical user interfaces. Products can be networked together so that defect data can be stored, analyzed and used throughout the manufacturing process. Our systems are also compatible with a variety of material handling automation systems.

Flat Panel Display Test Systems.    Our ArrayChecker test systems detect, locate, quantify and characterize electrical, contamination and other defects in active matrix liquid crystal displays after array fabrication. These systems use our proprietary non-contact Voltage Imaging technology to provide a high-resolution voltage map of the entire display and our proprietary image analysis software converts this voltage map into complete pixel defect data. The ArrayChecker test systems determine whether individual pixels or lines of pixels are functional and also find more subtle defects such as variations in individual pixel voltage. These defect data files are then used for repair and statistical process control. Our software driven ArrayChecker test systems can be configured rapidly for testing different panel sizes relative to traditional systems that require a different probe card for each panel size.

Flat Panel Display Repair Systems.    Our ArraySaver repair systems utilize multiple wavelength laser technology to repair defects in flat panel displays during and after array fabrication. Our systems can use defect data files downloaded from our array test systems or other test and inspection systems to automatically position the panel for repair, thereby eliminating the time spent by operators locating defects.

The ArraySaver system includes a high-precision materials handling platform and a user-friendly graphical interface allowing for high throughput and the capability to repair all current panel sizes. Our high-precision materials handling platform fully automates the precise positioning of the plate for each successive repair, thereby substantially increasing throughput. Our graphical user interface and software supports semi-automated setup of repair programs for common types of defects so that repairs can be executed rapidly and accurately. These programs provide a series of actions that the system automatically executes to repair the particular defect type.

Flat Panel Display Inspection Systems.    Our PanelMaster inspection systems use our proprietary MuraLook image analysis algorithms and N-Aliasing technology to inspect flat panel displays for visual defects after cell assembly and also during and after module assembly. The system uses a high-resolution camera and a computer workstation to quantitatively measure visual characteristics such as contrast, luminance and color balance and to precisely locate and characterize line, cluster, pixel and blemish defects. Inspection data generated by the system is displayed on a video monitor for immediate interpretation and can be stored or sent to a repair system to effect repairs. Our inspection system offers different levels of resolution, functionality and flexibility to suit customers’ needs. The system is available either as a stand-alone unit or as a modular unit that can be integrated with manufacturers’ material handling equipment.

Printed Circuit Board Assembly Products (Surface Mount Technology Products)

We offer a broad line of X-ray, optical and infrared systems for non-destructive inspection of products for the printed circuit board assembly industry. Customers can use these systems to detect and identify defects on printed circuit board assemblies and within advanced semiconductor packaging. Our X-ray, optical and infrared inspection product lines are based on our proprietary image processing technology and are integrated with a graphical user interface designed for ease of use on the production line. Our user-friendly, flexible configuration interface is a critical feature for many of our customers whose manufacturing operations must cope with fast turnaround, short production runs and workforces with limited skills and high turnover rates. These products use a common Windows-based computing platform and can be networked together to provide factory and enterprise-wide access to product defect data. We offer fully automated systems for use in high volume production lines and also offer lower cost systems for use off the production line.

Optical Inspection Systems.    Our SV series automated optical inspection systems inspect printed circuit board assemblies for defects either before or after the soldering step in the manufacturing process. Many of the defects detected by our systems cannot be detected electrically. Our family of systems inspect for component presence, correct component, orientation, polarity, skew, solder integrity and other defects. Our systems feature integrated cameras and lighting heads, which pass over the surface of the printed circuit board, collecting images of each component. Our software can then analyze these images to identify errors and defects.

X-ray Inspection Systems.    Our SX series X-ray inspection systems provide an effective, non-destructive means of verifying hidden solder connections such as under ball grid array packages. These systems also verify connections such as die attachments and wire bonds inside semiconductor packaging. Customers use the sharp, high magnification images provided by these SX systems to analyze failures that cannot be detected by optical means. We offer a variety of SX configurations to meet customer requirements for handler size, resolution, magnification, power, pricing and other factors. Printed circuit board assembly manufacturers use our systems to inspect the hidden solder connections between printed circuit boards and ball grid array devices.

Automated Optical and X-ray Inspection Systems.    Our SVX series combined automated optical and X-ray inspection system shares the same easy-to-use software as our automated optical inspection systems, and leverages our X-ray capabilities to reduce handling, speed throughput and save floor space by simultaneously inspecting both visible and hidden features of printed circuit board assemblies.

Infrared Verification Systems.    Our infrared verification systems allow for the electrical test of assembled printed circuit boards by measuring anomalies in the characteristic thermal signature that are proportional to the current flowing in the board. The system inspects for a broad range of electrical defects including:

•	power-to-ground short circuits and high resistance shorts;

•	solder bridges;

•	broken traces and lifted leads;

•	missing and misplaced components;

•	wrong value and defective components; and

•	component programming errors.

By identifying these defects, our customers are able to recover valuable materials that would otherwise have been consigned to a scrap pile.

Cathode Ray Tube Display and High Quality Glass Products

We offer a broad line of inspection systems to detect and identify defects on cathode ray tube displays, cathode ray tube glass and automotive glass using proprietary inspection or measurement algorithms.

Cathode Ray Tube Display Inspection Systems.    Our optical inspection systems inspect cathode ray tube displays for defects after module assembly. Our family of systems uses high-resolution cameras and a computer workstation to quantitatively measure visual characteristics such as contrast, luminance and color balance and to precisely locate and characterize defects. Our systems can perform the same inspections and adjustments more quickly and more accurately than traditional manual methods and can automatically direct operators of our systems (who require minimal training and no special computer skills) through the inspection and alignment process, resulting in increased inspection accuracy, improved speed of production lines and reduced costs and higher productivity in manufacturing. Simple interactive graphics alert operators of our systems when products do not meet required specifications. All results can be recorded for management reporting, quality control analysis and product traceability and can be fully integrated with a manufacturer’s management information system.

Cathode Ray Tube Glass Inspection Systems.    Our optical inspection systems inspect cathode ray tube glass faceplate panels in a variety of sizes early in the manufacturing process, detecting and measuring most glass defects, including scratches, pits, blisters, bubbles and stones in polished cathode ray tube faceplates. This fully-automated, non-contact, high-speed inspection system is designed to deliver improved product quality, reduced costs, increased throughput and data for process improvement. All results can be recorded for management reporting, quality control analysis and product traceability and can be fully integrated with a manufacturer’s management information system.

Automotive Glass Inspection Systems.    Our optical inspection systems inspect either flat or curved automotive glass panels in a variety of different shapes and sizes. Our systems detect and measure a wide variety of glass defects including scratches, pits, bubbles and stones. This integrated, turnkey solution, including a precision conveyor, provides a yield management solution to increase productivity and results in data for process improvement. Our systems combine imaging devices, along with advanced image analysis, to provide for the automated inspection of automotive glass with greater inspection accuracy, throughput and data collection than obtained by traditional human inspection.

Customers

We sell our products to manufacturers in the flat panel display, printed circuit board assembly and cathode ray tube display and high quality glass industries. Most of our flat panel display customers are located in Korea, Taiwan and Japan, where flat panel display production is concentrated. The majority of our printed circuit board assembly customers are located in the United States. The majority of our cathode ray tube display customers are in China, Taiwan, Korea and Japan. The majority of our cathode ray tube glass and automotive glass customers are in Europe and the United States.

We derive most of our revenue from a small number of customers, and we expect this to continue. Sales to our top three unaffiliated customers in each of the last three fiscal years, each of whom are customers of our flat panel display products, accounted for 55%, 41% and 48% of revenue in fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2002, sales to LG Philips LCD Co., Ltd. accounted for 39% of our total revenue. See Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding sales to our major customers. Sales of our flat panel display products represented $49.3 million, $38.3 million and $64.2 million, or 71%, 54% and 68% of revenue, in fiscal 2002, 2001 and 2000, respectively. Sales of our printed circuit board assembly products represented $12.4 million, $18.1 million and $18.0 million, or 18%, 25% and 19% of revenue, in fiscal 2002, 2001 and 2000, respectively. Sales of our cathode ray tube display and high quality glass products represented $7.5 million, $14.7 million and $12.5 million, or 11%, 21% and 13% of our revenue, in fiscal 2002, 2001 and 2000, respectively. A significant portion of our revenue is derived from sales to companies located outside the United States, which exposes us to risks that we do not experience with domestic sales, such as export license restrictions, political instability, trade restrictions and fluctuations in the United States dollar. These and other risks relating to our business are detailed under the caption “Factors Affecting Operating Results” in Part II Item 7 of this Form 10-K. See Note 11 of our Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for a description of revenue from external customers, profit and loss and total assets of our three reportable segments (flat panel display products, printed circuit board assembly products, and cathode ray tube display and high quality glass inspection products) during the last three years, as well as revenue from external customers attributable to geographic areas.

Sales and Service

We sell our products for the flat panel display industry directly to our customers in Korea and Taiwan, and through Ishikawajima-Harima Heavy Industries Co., Ltd., or IHI, our distributor, in Japan. We sell our products for the cathode ray tube display and high quality glass industries directly, except in Japan, where we use a sales representative. We sell our products for the printed circuit board assembly market primarily through sales representatives and distributors. We service our products worldwide directly, except in Japan, where IHI services our flat panel display products.

For our flat panel display and cathode ray tube display and high quality glass product customers, our terms are typically 80% to 90% of payment due upon shipment with the remaining amount due after installation and upon final acceptance. For our printed circuit board assembly customers, payments are generally due 30 days after shipment. We typically provide a limited warranty on our products for a period of one year. Our field service personnel provide customers with repair and maintenance services. As of September 30, 2002, we had 78 sales and service personnel, who were located as follows: 55 in Asia, 19 in North America and 4 in Europe.

In the flat panel display, cathode ray tube display and high quality glass markets, our sales and marketing strategy is to provide our customers with increased manufacturing yields and throughput, improved quality and greater overall efficiency in their manufacturing process. In the printed circuit board assembly industry, we focus on high-end applications where our high-resolution, advanced image processing and optical inspection technologies and products provide our customers with product quality assurance capabilities. Our sales and marketing strategy is also to focus on the rapidly expanding contract manufacturing industry. Operating on narrow margins, contract manufacturers compete by reducing costs and improving quality, as well as promoting their advanced capabilities. These customers require flexible systems that are easy to set up and cost-efficient.

Research and Development

The market for integrated yield management systems is characterized by rapid and continuous technological development and product innovation. We believe that it is necessary to maintain our competitive position through continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to research and development. Our research and development expenses, consisting primarily of personnel, consultants and prototype materials, were $18.8 million, $17.1 million and $14.2 million, or 27%, 24% and 15% of our revenue, in fiscal 2002, 2001 and 2000, respectively.

We are focusing our current research and development for the flat panel display market on increasing the performance of our array test, repair and inspection systems. Our current research and development for the printed circuit board assembly industry is focused on increasing the performance, reliability and functionality of our inspection systems, expanding the application of our inspection systems for use in related markets and developing new optical and infrared inspection products. Our current research and development for the cathode ray tube display and high quality glass markets is focused on increasing the performance, reliability and functionality of our inspection systems.

Manufacturing

Our flat panel display products and our printed circuit board assembly products are primarily manufactured in San Jose, California, and our cathode ray tube display and high quality glass products are manufactured in Markham, Ontario, Canada. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors.

We have operated our manufacturing processes with suppliers of fully or partially assembled and tested subsystems for many years. In December 2001, we entered into a three-year manufacturing outsourcing agreement with Sanmina-SCI Corporation. Under this and related agreements, Sanmina-SCI provides a significant portion of the procurement of raw materials, manufacturing, assembly and test operations for our flat panel display and printed circuit board assembly products. We continue to manufacture some of the proprietary and more complex pieces of our equipment, such as our modulators. Under the terms of this agreement, Sanmina-SCI leases 15,000 square feet of our San Jose facility, leases and operates the equipment required to manufacture a significant number of our flat panel display and printed circuit board assembly products, expanded our San Jose clean room, and purchased a substantial portion of our existing raw materials inventory for our flat panel display and printed circuit board assembly products.

We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 16 weeks for our flat panel display, cathode ray tube glass and automotive glass products, and within eight weeks for our printed circuit board assembly and cathode ray tube display products. We maintain quality control through inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Although we assemble some components and final test our systems under limited clean room conditions, most of our manufacturing occurs in standard manufacturing space.

Under the terms of our relationship with IHI, we have retained the exclusive right to manufacture some critical components based on technology not shared with IHI and to sell these components to IHI at prices that are mutually established from time to time. IHI has the right to manufacture, assemble and sell array test systems incorporating these components. To date, we have manufactured all array test systems sold by IHI. Furthermore, IHI has sold products only in its capacity as our distributor in Japan.

Suppliers

        We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms, ultra high-resolution cameras and high-speed image processing systems for our flat panel display products from single source suppliers. We also currently obtain X-ray equipment for our printed circuit board assembly products from limited source suppliers. Although we seek to reduce dependence on our single source and limited group suppliers, alternative sources of supply for certain pieces of equipment may not be available or may be available on unfavorable terms. The partial or complete loss of a single source or limited group of suppliers or any delay in shipment from a single source or limited group of suppliers could at least temporarily harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations. To date we have not experienced the loss of any single source or limited group of suppliers or any related delays in shipment.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in the United States and abroad and have also jointly filed patent applications in Japan with IHI. As of November 15, 2002, we have been issued 55 patents in the United States that are in force. The normal expiration dates of these patents range from 2006 to 2021. As of November 15, 2002, there are 20 pending patent applications in the United States. As of November 15, 2002, we have been issued 21 non-U.S. patents that are in force and there are 31 non-U.S. pending patent applications.

Our patents relate to various aspects of our yield management solutions as set forth in the following table (as of November 15, 2002):

	Patents in Force
	U.S.	Non-U.S.
Flat Panel Display Products	39	19
Printed Circuit Board Assembly Products	9	1
Cathode Ray Tube Display and High Quality Glass Products	4	0
Other	3	1

Total	55	21

We intend to continue to pursue the legal protection of our technology through intellectual property laws. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights.

Backlog

Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. Our backlog as of September 30, 2002 and 2001 was approximately $54.0 million and $32.0 million, respectively.

Competition

The worldwide market for integrated yield management systems is highly competitive. We face substantial competition in each of our operating segments from established companies, many of which have greater financial, engineering and manufacturing resources and have larger service organizations and long-standing customer relationships with key existing and potential customers. We may also face future competition from new market entrants from other overseas and domestic sources or if IHI elects to begin competing with us.

In the flat panel display industry, our competitors primarily include Micronics Japan Corporation, Applied Komatsu Technology and Shimadzu Corporation in array testing, NEC Corporation, NTN Corporation and Hoya Continuum Corporation in array repair and several competitors in the cell and module inspection market. The printed circuit board assembly market is divided into X-ray inspection and optical inspection. In the X-ray inspection market, our competitors include The Dage Group, Teradyne, Inc., phoenix | x-ray Systems + Services GmbH and FeinFocus Röntgen-Systeme GmbH. In the optical inspection market, our competitors include

Orbotech, Ltd., Agilent Technologies, Inc., Teradyne Inc. and Omron USA, Inc. In the cathode ray tube display and high quality glass industries, most of the competition comes from manufacturers that develop their own internal inspection systems.

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

Employees

As of September 30, 2002, we employed 336 persons. No employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Business Combinations

In October 2002, we purchased certain assets from Intevac, Inc. related to Intevac’s Rapid Thermal Processing Division. The rapid thermal processing systems use a patented technology designed to activate low temperature poly-silicon films utilizing a precise heating process critical to the manufacture of advanced active matrix, thin film transistor liquid crystal displays and organic light emitting diodes. This acquisition has expanded our flat panel display product offering.

In September 2002, we acquired Akcron Corporation, LTD., a privately held manufacturer of automated optical inspection equipment, image processing hardware and software algorithms and high-performance liquid crystal display backlight inverters for flat panel displays. The acquisition of Akcron has expanded our cell and module inspection capabilities.

In July 2002 we purchased certain assets from ART Advanced Research Technologies Inc. related to ART’s Infrared Screening and Inspection Solutions Division. The primary assets acquired utilize an infrared imaging technology for off-line inspection and failure analysis of powered printed wiring assemblies. This acquisition has expanded our yield management capabilities for original equipment manufacturers and electronic services companies in the electronics industry.

In July 2001, we acquired Intelligent Reasoning Systems, Inc., a designer and manufacturer of in-line, advanced optical inspection equipment for the electronic manufacturing markets. This acquisition has further expanded our product portfolio for the printed circuit board assembly electronics market utilizing patented knowledge based software.

In December 2000, we acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc., a Canadian company. This acquisition strengthened our ability to deliver market-leading yield management solutions to the cathode ray tube display and glass industry.

In November 1999, we acquired CR Technology, Inc. This acquisition complemented our core capabilities of data acquisition, image analysis and systems engineering and enabled us to broaden our product line to offer yield management solutions to the printed circuit board assembly markets. Prior to the acquisition, we derived revenue primarily from sales of flat panel display products to customers in Japan, Taiwan and Korea where flat panel display production is concentrated.

For further details regarding our business combinations, please see Note 3 of Notes to Consolidated Financial Statements included under “Item 8. Financial Statements and Supplementary Data.”

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of November 30, 2002, are as follows:

Name	Age	Position
Vincent F. Sollitto, Jr.	54	Chief Executive Officer, President and Director
Richard L. Dissly	58	Chief Financial Officer and Secretary
Jon R. Hopper	40	Senior Vice President, Sales and Support Organization
Bernard T. Clark	58	Vice President and President, Flat Panel Display Division
Bruce P. Delmore	41	Vice President and President, Electronics Division
Jeffrey A. Hawthorne	45	Vice President and President, Image Processing Systems Division

Vincent F. Sollitto has been our President and Chief Executive Officer since June 1996 and has been a member of our board of directors since July 1996. From August 1993 to 1996, he was the General Manager of Business Unit Operations for Fujitsu Microelectronics Inc., a semiconductor and electronics company. From April 1991 to August 1993, he was the Executive Vice President of Technical Operations at Supercomputer Systems, Incorporated. Prior to joining Supercomputer Systems, Incorporated, Mr. Sollitto spent twenty-one years in various management positions at International Business Machines Corporation, an information technology service company, including Director of Technology and Process. Mr. Sollitto serves as a director of Irvine Sensors Corp., a compact packages technology company, Applied Films Corporation, a thin film deposition equipment company, Ultratech Stepper, Inc., a photolithography equipment company and US Display Consortium, a research & development non-profit organization. Mr. Sollitto holds a B.S. degree in Electrical Engineering from Tufts College.

Richard L. Dissly has been our Chief Financial Officer since November 1998 and our Secretary since October 1999. He was Chief Financial Officer of Semaphore Communications, a network equipment provider, from January 1997 until October 1998 and Chief Financial Officer of CrossCheck Technology, an electronics design automation company, from July 1992 until December 1996. He currently serves on the board of directors of Nextest Systems, Inc. Mr. Dissly holds a MBA degree from Santa Clara University and is a licensed CPA.

Jon R. Hopper has been Senior Vice President of Sales and Support Organization since July 2001. From October 1998 to July 2001, Mr. Hopper was Chief Executive Officer of Intelligent Reasoning Systems, Inc., a supplier of capital equipment to the electronics manufacturing industry. From July 1997 to October 1998, he served as Group Vice President for Electro Scientific Industries (“ESI”), a supplier of capital equipment to the semiconductor and electronics manufacturing industries. From January 1995 to July 1997, he served as Chief Executive Officer of Dynamotion Corp. until Dynamotion was acquired by ESI. Mr. Hopper received a B.A. degree in German Literature from Heidelberg University and a B.S. degree in Engineering from the University of Arizona.

Bernard T. Clark has been our Vice President and President, Flat Panel Display Division since February 2001. From May 2000 to February 2001 he was our Vice President, Manufacturing and Field Operations. From 1995 until 2000, Mr. Clark was the Director of Process and Product Assurance for IBM Storage Systems Division, an information technology service company. Mr. Clark received a Bachelor of Engineering degree from New York University.

Bruce P. Delmore has been our Vice President and President, Electronics Division since August 2001. From August 1999 to August 2001 he was our Vice President of Marketing, Strategy and Business Development. He was President of Strategos Group, a strategy consulting firm, from 1997 until 1999. From 1994 until 1997, Mr. Delmore held several executive positions including Director of EDA and Strategic ASIC Development at Fujitsu Microelectronics, a semiconductor and electronics company. Mr. Delmore received a B.S. degree in Mechanical Engineering from the University Wisconsin-Madison.

Jeffrey A. Hawthorne has been our Vice President and President, Image Processing Systems Division since November 2001. Mr. Hawthorne joined us in 1991 and has held a series of other management positions including Vice President, Development from September 1994 to November 2001. Mr. Hawthorne received a B.S. degree in Engineering Physics from the University of Colorado and an M.S. degree in Optical Engineering from the University of Rochester.

Item 2.     Properties

Our corporate headquarters are located in San Jose, California and consist of a 22,000 square foot owned facility for sales, marketing and administration. Flat panel display product manufacturing, research and development, marketing, service and administration is also located in San Jose, California in a 52,000 square foot leased facility, of which Sanmina-SCI subleases 15,000 square feet from us. We lease 19,700 square feet in Aliso Viejo, California and 35,200 square feet in Austin, Texas for printed circuit board assembly product research and development, sales, marketing, service and administration. We lease 50,000 square feet in Markham, Ontario, Canada for cathode ray tube and high quality glass product manufacturing, research and development, sales, marketing, service and administration. We lease 5,200 square feet in Daejon, Korea for flat panel display automated optical inspection product manufacturing, research and development, sales,marketing, service and administration. In addition, we lease office space for our sales and service operations in Tokyo, Japan; Hsinchu, Taiwan; Seoul, Korea; Surrey, England; Eindhoven, Netherlands and Beijing and Shanghai, China.

Item 3.     Legal Proceedings

We have been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000. On March 29, 2002, we responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. While we intend to vigorously contest the action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

We, and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, a former officer of Photon, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. Plaintiff seeks damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell Photon stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint. Our motion to dismiss is pending and scheduled to be heard in January of 2003. We believe plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

We filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Tora-Lira, No. CO202563PJH filed on May 28, 2002 in the U.S. District Court for the Northern District of California, County of Santa Clara. We are alleging infringement of a U.S. Patent owned by us and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered our complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. We believe that the counterclaims are without merit and intend to vigorously contest the counterclaims. Although we cannot predict the outcome of this litigation, we believe that any adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

From time to time we are subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Common Stock Market Price

Our common stock commenced trading on the Nasdaq National Market on November 15, 1995 under the symbol “PHTN.” The closing price for our common stock as reported by the Nasdaq National Market on November 30, 2002 was $35.25 per share. As of November 30, 2002, there were approximately 184 shareholders of record of our common stock. The following table sets forth the high and low sales prices of our common stock as traded on the Nasdaq National Market for the periods indicated.

Fiscal 2002 Quarter ended	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
High	$45.650	$53.870	$51.350	$28.020
Low	$22.200	$35.930	$28.680	$18.060

Fiscal 2001 Quarter ended	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001
High	$43.063	$27.625	$33.300	$39.970
Low	$19.938	$16.875	$18.063	$22.010

We have never declared or paid any cash dividends to our shareholders and we have agreed not to pay cash dividends under our current bank line of credit. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

In August 2002, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $25.0 million of our common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. The 10b5-1 plan, allows us to repurchase our shares during a period in which we are in possession of material non-public information, provided that we communicated share repurchase instructions to the broker at a time when we were not in possession of such material non-public information. As of November 30, 2002, we had repurchased 1,049,300 shares for an aggregate repurchase price of approximately $20.3 million.

Item 6.     Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 2002, 2001 and 2000 and the consolidated balance sheet data as of September 30, 2002 and 2001 are derived from the consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 1999 and 1998 and the consolidated balance sheet data as of September 30, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this report.

	Year ended September 30,
	2002		2001		2000		1999		1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$69,226		$71,083		$94,757		$62,011		$41,061
Income (loss) from operations	(24,630	)(1)	(11,522	)(2)	12,554	(3)	3,637		(4,843	)(6)
Income (loss) before cumulative effect of change in accounting principle	(21,802	)(1)	(6,567	)(2)	13,535	(3)	3,118		(4,617	)(6)
Cumulative effect of change in accounting principle	—		(6,560	)(4)	—		—		—
Net income (loss)	$(21,802)		$(13,127)		$13,535		$3,118		$(4,617)
Income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.37	)(1)	$(0.50	)(2)	$1.13	(3)	$0.31		$(0.47	)(6)
Diluted	$(1.37	)(1)	$(0.50	)2)	$1.04	(3)	$0.29		$(0.47	)(6)
Cumulative effect per share of change in accounting principle, net of tax benefit:
Basic	—		$(0.50)		—		—		—
Diluted	—		$(0.50)		—		—		—
Net income (loss) per share from operations:
Basic	$(1.37	)(1)	$(1.00	)(2)	$1.13	(3)	$0.31		$(0.47	)(6)
Diluted	$(1.37	)(1)	$(1.00	)(2)	$1.04	(3)	$0.29		$(0.47	)(6)
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively: (unaudited)
Revenue	$69,226		$71,083		$91,722			(5)		(5)
Net income (loss)	$(21,802)		$(6,567)		$10,670			(5)		(5)
Net income (loss) per share:
Basic	$(1.37)		$(0.50)		$0.89			(5)		(5)
Diluted	$(1.37)		$(0.50)		$0.82			(5)		(5)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$170,143		$84,091		$102,726		$9,900		$7,503
Working capital	190,188		99,457		126,042		25,179		13,028
Total assets	249,159		158,635		155,054		42,891		44,728
Shareholders’ equity	226,143		143,308		131,800		29,335		21,755

(1)
Includes a goodwill impairment charge of $11.2 million, purchased intangible asset write-off of $1.0 million, acquired in-process research and development charge of $654,000 in connection with the acquisition of certain assets from ART Advanced Research Technologies related to ART’s Infrared Screening and Inspection Solutions Division and our acquisition of Akcron Corporation, restructuring charges of $2.6 million and amortization of intangibles of $1.0 million.

(2)
Includes non-recurring acquisition charges of $2.3 million in connection with the acquisition of Image Processing Systems Inc., acquired in-process research and development of $1.3 million in connection with the acquisition of Intelligent Reasoning Systems, Inc., as well as restructuring charges of $1.2 million and amortization of intangibles of $239,000.

(3)	Includes non-recurring acquisition charges in connection with the acquisition of CR Technology of $860,000.
(4)
We recorded a non-cash charge of $6.6 million, net of tax, or $0.50 per diluted share, to reflect the cumulative effect of an accounting change as of October 1, 2000 related to the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”).

(5)	Data is not determinable in sufficient detail to provide pro forma information for this year.
(6)	Includes recovery of assets of $350,000 previously written-off due to product line disposal.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results,” and elsewhere in this Form 10-K. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on such statements.

The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and related Notes thereto of Photon Dynamics appearing elsewhere in this report.

Overview

We are a leading provider of yield management solutions to the flat panel display industry and offer yield management solutions for the printed circuit board assembly, cathode ray tube display, cathode ray tube glass and automotive glass industries. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process. Our printed circuit board assembly inspection products are also referred to as our “surface mount technology products,” and our cathode ray tube display, cathode ray tube glass and automotive glass inspection products are collectively referred to as our “cathode ray tube display and high quality glass products.”

We continue to derive the majority of our revenue from a small number of customers in the flat panel display industry. Our top three customers, each of which is a customer of our flat panel display products, accounted for 55% of our revenue in fiscal 2002. During fiscal year 2002, sales to LG Philips LCD Co., Ltd. accounted for 39% of our total revenue. We obtain revenue from our flat panel display products through direct sales in Korea and Taiwan and a distributor in Japan. We obtain revenue from our printed circuit board assembly products primarily through sales representatives and distributors. We obtain revenue from our cathode ray tube display and high quality glass products through direct sales, except in Japan, where we use a sales representative.

Sales of our flat panel display products represented $49.3 million, $38.3 million and $64.2 million, or 71%, 54% and 68% of revenue, in fiscal 2002, 2001 and 2000, respectively. Sales of our printed circuit board assembly products represented $12.4 million, $18.1 million and $18.0 million, or 18%, 25% and 19% of revenue, in fiscal 2002, 2001 and 2000, respectively. Sales of our cathode ray tube display and high quality glass products represented $7.5 million, $14.7 million and $12.5 million, or 11%, 21% and 13% of revenue, in fiscal 2002, 2001 and 2000, respectively.

Business Combinations

In September 2002, we acquired Akcron Corporation, LTD., a designer and seller of automated optical inspection equipment, image processing hardware and software algorithms and high-performance liquid crystal display backlight inverters for flat panel displays. The purchase price was approximately $4.2 million in cash of which we paid $2.6 million at the close of the acquisition with an obligation to pay the remaining $1.6 million approximately one year from the acquisition date, assumed $600,000 in liabilities and incurred $400,000 in acquisition related charges consisting primarily of legal and accounting fees. The funds used to purchase Akcron came directly out of our working capital.

In July 2002, we purchased certain assets from ART Advanced Research Technologies Inc., or ART, for approximately $5.5 million in cash and assumed certain liabilities of $100,000 related to ART’s Infrared

Screening and Inspection Solutions Division, or ISIS. We incurred $200,000 in acquisition related charges consisting primarily of legal and accounting fees. The funds used to purchase the assets of ART came directly out of our working capital. The ART assets acquired, including personnel, technology and inventory, were used by ART in the design, manufacture and sale of the ISIS infrared verification systems.

In July 2001, we acquired Intelligent Reasoning Systems, Inc., or IRSI, a designer and seller of automated optical inspection systems based on its proprietary adaptive knowledge-based technology. In connection with the acquisition we issued 699,010 shares of our common stock, valued at $19.8 million at closing, made payments of approximately $1.4 million related to costs of the transaction consisting primarily of legal and accounting fees, assumed a warrant, with a fair value of $534,000, which upon closing of the acquisition and pursuant to the terms therein, became exercisable for 28,766 shares of our common stock, and assumed $12.3 million in liabilities.

In December 2000, we acquired all of the capital stock of Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc., or IPS, in exchange for 1,138,547 shares of our common stock with the acquisition accounted for as a pooling of interests. IPS shareholders received 0.0447 exchangeable shares for each common share of IPS. As of April 1, 2002, pursuant to the terms and conditions of the exchangeable shares, all of the remaining exchangeable shares were automatically redeemed for shares of our common stock. In addition, all outstanding IPS stock options were converted at the common stock exchange ratio into options to purchase our common stock. We incurred $2.3 million in acquisition-related charges consisting primarily of legal, accounting and integration fees.

In November 1999, we acquired all of the capital stock of CR Technology, Inc. in exchange for approximately 1,835,000 shares of its common stock with the acquisition accounted for as a pooling of interests. CR Technology shareholders received 1.203343 shares of our common stock for each share of CR Technology common stock. In addition, all outstanding CR Technology stock options issued under CR Technology’s 1983 and 1991 stock option plans were converted at the common stock exchange ratio into options to purchase our common stock.

Subsequent to fiscal 2002 year end, on October 22, 2002, we completed the purchase of certain assets from Intevac, Inc. pursuant to an asset purchase agreement between Intevac and us. Under the terms of the asset purchase agreement, we paid $20.0 million in cash for certain assets and assumed certain liabilities related to Intevac’s Rapid Thermal Processing Division.

Impact of Staff Accounting Bulletin Number 101 (“SAB 101”)

Our fiscal 2001 financial statements reflect our adoption of SAB 101. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101. The SEC addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. Our previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. In October 2000, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers, which clarifies many of the implementation questions surrounding SAB 101.

We changed our revenue recognition policy effective October 1, 2000 based on guidance provided in SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We derive revenue from the following sources: equipment sales and spare part sales. Certain of our product sales of our flat panel display and cathode ray tube display and high quality glass products are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with the specific type of equipment, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized after installation and acceptance. All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue from the sale of our printed circuit board assembly products is generally recognized upon shipment, as such product sales are not subject to customer acceptance provisions. Revenue from the sale of spare parts is recognized upon shipment. The adoption of SAB 101 had no impact on the revenue recognition policy for the sale of spare parts or printed circuit board assembly products.

We have reported this change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, or APB 20, as a cumulative effect adjustment. Because we adopted SAB 101 in the fourth quarter of fiscal 2001, no cumulative effect of the change is included in net income in the fourth quarter. Instead, APB 20 requires that the change be made as of the beginning of the year and that financial information for interim periods of fiscal 2001 reported prior to the change, be restated by applying SAB 101 to those periods.

In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $6.6 million, or $0.50 per share in fiscal 2001, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The decrease to operating results before the cumulative effect of the accounting change as a result of the adoption of SAB 101 amounted to $2.9 million or $0.22 per diluted share for fiscal 2001.

The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts of 10% to 20% on equipment that was shipped for which final installation and acceptance had not occurred as of October 1, 2000. Of these amounts, we recognized $4.8 million and $3.5 million as revenue in the fiscal years 2002 and 2001, respectively, which decreased net loss by $3.7 million and $2.8 million in the fiscal years 2002 and 2001, respectively. As of September 30, 2002, the remaining deferred revenue balance was approximately $100,000.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, purchase order commitments, warranty obligations, goodwill, intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We changed our revenue recognition policy effective October 1, 2000 based on guidance provided in The Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We account for certain product sales in the flat panel display and cathode ray tube display and high quality glass inspection product segments as multiple-element arrangements. If we have met defined customer acceptance experience levels with the specific type of equipment, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with the customer acceptance provisions upon customer acceptance. We generally recognize revenue from the sale of our printed circuit board assembly products upon shipment, as such product sales are not subject to customer acceptance provisions. We recognize revenue from the sale of spare parts upon shipment.

We record a provision for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required.

Accounts Receivable

We maintain an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors. If a single customer returned a product or was unable or unwilling to make payments, additional allowances may be required as certain of our products have selling prices in excess of $1.5 million per unit. Accordingly, a single customer could have a material adverse effect on our results of operations.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a first-in, first-out basis. We assess the recoverability of all inventory and purchase commitments to determine whether adjustments for impairment are required. We make purchase commitments for inventory based upon existing backlog and sales forecasts. To mitigate supply constraints and to fulfill orders for non-standard configurations, we maintain certain inventory levels especially for parts with long lead times. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors. If actual demand is lower than our forecast, additional inventory write-downs may be required.

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

Goodwill

We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards (FAS 142 “Goodwill and Other Intangible Assets”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting unit with recognized goodwill for the purposes of our fiscal 2002 financial statements, we made estimates and judgments about the future cash flows of this reporting unit. Our cashflow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. We also considered our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) in determining the fair value of the respective businesses. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

Long-Lived Assets and Intangible Assets

Intangible assets with finite lives and other long-lived assets will continue to be amortized over their estimated useful lives and subject to evaluation for impairment. We review long-lived assets including intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets including intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Restructuring Costs

We account for restructuring costs in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at September 30, 2002.

Results of Operations

Fiscal Years Ended September 30, 2002, 2001 and 2000

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our Consolidated Statement of Operations.

	Year ended September 30,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost of revenue	57.8	59.2	53.4

Gross margin	42.2	40.8	46.6
Operating expenses:
Research and development	27.2	24.1	15.0
Selling, general and administrative	26.8	25.8	17.5
Goodwill impairment charge	16.2	—	—
Write-off of purchased intangible assets	1.5	—	—
Restructuring charges	3.7	1.7	—
Acquired in-process research and development	0.9	1.9	—
Amortization of intangibles	1.5	0.3	—
Non-recurring acquisition charges	—	3.2	0.9

Total operating expenses	77.8	57.0	33.4

Income (loss) from operations	(35.6)	(16.2)	13.2
Interest income and other, net	4.2	7.0	4.5

Income (loss) before income taxes and cumulative effect of change in accounting principle	(31.4)	(9.2)	17.7
Provision for income taxes	0.1	—	3.4

Income (loss) before cumulative effect of change in accounting principle	(31.5)	(9.2)	14.3
Cumulative effect of change in accounting principle, net of tax benefit	—	(9.3)	—

Net income (loss)	(31.5)%	(18.5)%	14.3%

Revenue.    Revenue decreased 3% to $69.2 million in fiscal 2002 from $71.1 million in fiscal 2001. Revenue in fiscal 2001 decreased 25% to $71.1 million from $94.8 million in fiscal 2000. Sales of flat panel display products represented $49.3 million, $38.3 million and $64.2 million, or 71%, 54% and 68% of our revenue, in fiscal 2002, 2001 and 2000, respectively. The increase in flat panel display revenue in fiscal 2002 as compared to fiscal 2001 was due primarily to customer expansion of manufacturing capacity. The decrease in flat panel display revenue in fiscal 2001 as compared to fiscal 2000 was due primarily to the general economic slowdown resulting in reduced capital spending by flat panel display manufacturers and to a lesser extent, the impact of the application of SAB 101 in fiscal 2001. Sales of our printed circuit board assembly products represented $12.4 million, $18.1 million and $18.0 million, or 18%, 25% and 19% of our revenue, in fiscal 2002, 2001 and 2000, respectively. The decrease in revenue from printed circuit board assembly products in fiscal 2002 as compared to fiscal 2001 was due to the general economic slowdown resulting in decreased capital spending by printed circuit board manufacturers, and decreases in the average selling prices of these products. Revenue from printed circuit board assembly products was unchanged in fiscal 2001 as compared to fiscal 2000 as reduced sales in X-ray systems due to competitive pressures were offset by sales of next generation optical inspection systems. Sales of our cathode ray tube display and high quality glass products represented $7.5 million, $14.7 million and $12.5 million, or 11%, 21% and 13% of revenue, in fiscal 2002, 2001 and 2000, respectively. The decrease in revenue from cathode ray tube display and high quality glass products in fiscal 2002 as compared to fiscal 2001was primarily the result of flat panel displays continuing to replace cathode ray tube displays, resulting in a decrease in capital spending by cathode ray tube manufacturers. The increase in revenue from cathode ray tube display and high quality glass products in fiscal 2001 as compared to fiscal 2000 was related to increased sales of cathode ray tube display products.

Gross Margin.    Gross margin increased to 42% in fiscal 2002 from 41% in fiscal 2001. Gross margin decreased to 41% in fiscal 2001 from gross margin of 47% in fiscal 2000. The overall increase in gross margin in fiscal 2002 as compared to fiscal 2001 was the result of increased manufacturing efficiencies attributable to higher sales volumes of flat panel display products and favorable product mix, offset in part by lower gross margins in the other two product segments due to manufacturing inefficiencies resulting from decreased revenue and lower manufacturing volumes, combined with lower average selling prices for printed circuit board assembly products. The decrease in gross margin in fiscal 2001 as compared to fiscal 2000 is due primarily to manufacturing inefficiencies resulting from the decrease in revenue and lower manufacturing volumes of flat panel display products.

Gross margin from flat panel display products increased to 48% in fiscal 2002 from 41% in fiscal 2001. Gross margin from flat panel display products decreased to 41% in fiscal 2001 from 48% in fiscal 2000. The change in gross margin was largely related to higher capacity utilization in fiscal 2002 and fiscal 2000 as compared to fiscal 2001. Gross margin from printed circuit board assembly products decreased to 22% in fiscal 2002 from 41% in fiscal 2001 and 44% in fiscal 2000. The decrease in gross margin from printed circuit board assembly products in fiscal 2002 from fiscal 2001 was the result of lower sales and manufacturing volumes, resulting in under-absorption of manufacturing overhead, combined with lower average selling prices. The decrease in gross margin from printed circuit board assembly products in fiscal 2001 compared to fiscal 2000 was primarily due to competitive pricing pressures on our X-ray inspection systems. Gross margin from cathode ray tube display and high quality glass products decreased to 37% in fiscal 2002 from 40% in fiscal 2001 and 42% in fiscal 2000. The decrease in gross margins from cathode ray tube and high quality glass products in fiscal 2002 from fiscal 2001 was primarily due to lower sales and manufacturing volumes, resulting in under-absorption of manufacturing overhead, combined with a less favorable sales mix. The decrease in gross margin from cathode ray tube display and high quality glass products in fiscal 2001 from fiscal 2000 was primarily due to a less favorable sales mix with increased sales of products with lower gross margins.

Research and Development.    Our research and development expenses consist primarily of salaries and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred. Research and development expenses were $18.8 million, $17.1 million and $14.2 million, or 27%, 24% and 15% of our revenue, in fiscal 2002, 2001 and 2000, respectively. The increase in research and development expenses in fiscal 2002 compared to fiscal 2001 was primarily attributable to higher salaries and related expenses incurred after our acquisition of IRSI in July 2001. The increase in research and development expenses in fiscal 2001 compared to fiscal 2000 was primarily attributable to our investment in personnel, consultants and prototype materials for the development of our next generation ArrayChecker and ArraySaver products. Also, in fiscal 2001, we started work on our new cell and module inspection system.

Selling, General and Administrative.    Our selling, general and administrative expenses consist primarily of salaries and commissions and related expenses for executive, sales, finance, accounting, and human resources personnel, professional fees and other corporate expenses. Selling, general and administrative expenses were $18.5 million, $18.3 million and $16.5 million, or 27%, 26% and 18% of our revenue, in fiscal 2002, 2001 and 2000, respectively. For fiscal year 2002, higher selling, general and administrative expenses related to our acquisition of IRSI in July 2001 were offset by reduced headcount and other expenses resulting from the restructuring in the fourth quarter of fiscal 2001. The increase in selling, general and administrative expenses in fiscal 2001 compared to fiscal 2000 was mainly attributable to increased labor and related expenses after the acquisition of IRSI.

Goodwill Impairment.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (“FAS 141” and “FAS 142”, respectively). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also changes the criteria for recognizing intangible assets apart from goodwill. FAS 142 requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however these assets must be reviewed at least annually for impairment. The goodwill impairment test involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Accordingly, as a result of the continued economic slowdown in the electronics industry, we performed an impairment analysis of the $22.7 million of goodwill associated with the printed circuit board assembly reporting unit, stemming from our acquisition of IRSI in July 2001. The valuation was done as of July 1, 2002, using established valuation techniques, specifically, the income and market approaches. As a result of this analysis, we recorded a goodwill impairment charge in the fourth quarter of fiscal 2002 of $11.2 million.

Write-off of Purchased Intangible Assets.    In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” (“FAS 121”) we perform tests for impairment of our long-lived assets, including intangible assets whenever events or circumstances suggest that such assets may be impaired. FAS 121 requires us to assess whether the carrying value, the un-amortized portion of the purchased intangible assets, is greater than the fair value, which is determined based on discounted future cash flows. Accordingly, in the fourth quarter of fiscal 2002 as a result of the continued economic slowdown in the electronics industry, we performed an impairment analysis of purchased intangible assets associated with the printed circuit board assembly reporting unit, acquired as part of our acquisition of IRSI in July 2001. As a result, we recorded a write-off of $1.0 million related to the acquired developed technology.

Restructure Charges.    During the fourth quarter of fiscal 2002, we recorded a restructuring charge of $2.6 million associated with a reduction in workforce, consolidation and closing of facilities and write-off of related fixed assets. The restructuring was primarily related to the printed circuit board assembly business segment and related sales and service functions. The charge is comprised of approximately $550,000 for employee severance and related benefits as a result of terminating 29 employees, $1.3 million related to excess facilities and $700,000 of abandoned assets with no future economic benefit. The charge for excess facilities relates to rent obligations under long term operating lease agreements for facilities we will vacate which are to be paid in cash through December 2006. Under the restructuring plan, we expect approximately $2.4 million dollars in annual cost savings, however we cannot ensure that such savings will materialize. We expect to settle all employee severance and related benefits by the end of our second quarter of fiscal 2003.

During the fourth quarter of fiscal 2001, we recorded a $1.2 million restructuring charge associated with a reduction in workforce of 69 employees and a reorganization of our divisions. These charges were the result of several initiatives, including, the completion of the integration of IRSI into our printed circuit board assembly division, establishment of a sales and service organization and downsizing our capacity to current shipment levels. As of September 30, 2002 the remaining liability associated with this restructuring plan is approximately $430,000, which represents contractual payments to be paid to a former executive through March 2004.

Acquired In–Process Research and Development.    In July 2002 and September 2002, we completed our acquisition of certain assets from ART Advanced Research Technologies related to ART’s Infrared Screening and Inspection Solutions Division and our acquisition of Akcron Corporation, respectively. The purchase price for each has been allocated in accordance with FAS 141. The resulting in–process research and development charges were $244,000 for the ISIS acquisition and $410,000 for the Akcron acquisition. In July 2001, we completed the acquisition of IRSI for which the in-process research and development charge was $1.3 million.

Such amounts were expensed on the acquisition date as they represent ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

Acquired in-process research and development was identified and valued through interviews with acquired company executives, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing in-process research and development. Projected incremental cash flows were discounted back to their present value using a discount rate of 25%, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. As such, the timing of completion and ultimate commercial application are affected by the successful completion of these activities and ultimately, market acceptance.

Amortization of Intangibles    The identified intangible assets (other than goodwill) related to the ISIS, Akcron and IRSI acquisitions are being amortized over a two to five year period, commencing on the date of the acquisitions. We have recorded related amortization expense of $1.0 million and $239,000 for the years ended September 30, 2002 and 2001, respectively. Remaining intangibles assets of approximately $3.6 million at September 30, 2002 will be amortized over varying periods ranging from 2 to 5 years.

Non-Recurring Acquisition Charges.    In December 2000, we acquired all the capital stock of IPS in a pooling of interests transaction, in exchange for approximately 1,139,000 shares of our common stock. We incurred $2.3 million in professional fees consisting of legal, accounting and integration costs in connection with the acquisition of IPS. In November 1999, we acquired all the capital stock of CR Technology, Inc. in a pooling of interests transaction, in exchange for approximately 1,835,000 shares of our common stock. In connection with this acquisition we incurred $860,000 in professional fees consisting of legal, accounting and investment banking fees.

Interest Income and Other, Net.    Interest income and other, net consists primarily of interest income and expense, foreign currency exchange gains and losses and other miscellaneous income and expense. Interest income and other, net was $2.9 million, $5.0 million and $4.2 million in fiscal 2002, 2001 and 2000, respectively. The decrease in interest income and other, net in fiscal 2002 was primarily attributable to lower overall yields on investments as compared to fiscal 2001, partially offset by the impact of higher cash balances in fiscal 2002 resulting from the net proceeds of the underwritten public offering of our common stock in February 2002. The increase in interest income and other, net in fiscal 2001 compared to fiscal 2000 was primarily attributable to higher average cash balances in fiscal 2001 compared to fiscal 2000.

Provision for Income Taxes.    The fiscal 2002, 2001 and 2000 effective tax rates were 0%, 0% and 19%, respectively. The effective tax rate in fiscal 2002 is less than the statutory federal income tax rate as a result of an election reducing our tax benefits arising from acquired net operating losses and increasing tax bases in various purchased intangible assets. The effective tax rate in fiscal years 2001 and 2000 is lower than the statutory rate due to tax benefits arising from net operating losses and tax credit carryforwards.

Liquidity and Capital Resources

We have financed our growth primarily by a combination of cash flows from operations, public stock offerings, lines of credit and loans. Working capital was $190.2 million as of September 30, 2002 compared to

$99.5 million as of September 30, 2001. A major component of working capital is $170.1 million of cash, cash equivalents and short-term investments as of September 30, 2002 compared to $84.1 million as of September 30, 2001.

Operating Activities.    Cash used in operating activities was $9.4 million and $4.9 million in fiscal 2002 and 2001, respectively, while cash provided by operating activities was $9.1 million in fiscal 2000. The increase in cash used in operating activities in fiscal 2002 compared to fiscal 2001 was primarily due to the increased loss from operations, excluding the goodwill impairment charge and intangible asset write-off, and the increase in accounts receivable and other current assets, which was offset in part by the goodwill impairment charge, intangible asset write-off and the increase in accounts payable. The increase in cash used in operating activities in fiscal 2001 compared to fiscal 2000 was primarily due to the increased loss from operations and the decrease in accounts payable and other current liabilities. This was offset in part by a decrease in accounts receivable due to reduced sales.

Investing Activities.    Cash used in investing activities was $87.0 million in fiscal 2002, cash provided by investing activities was $8.3 million in fiscal 2001, and cash used in investing activities was $94.6 million in fiscal 2000. The increase in cash used in investing activities in fiscal 2002 compared to fiscal 2001was due largely to the purchase of short-term investments with the cash provided by our public offering of shares of our common stock. Additionally, we used cash of $5.7 million and $2.6 million in the acquisitions of ISIS and Akcron, respectively. The increase in cash provided by investing activities in fiscal 2001 compared to fiscal 2000 was mainly due to the liquidation of investments to fund the purchase of a new building for our corporate headquarters and the acquisition of IRSI. In July 2001, we completed the acquisition of IRSI in which we issued shares of our common stock and paid approximately $13.8 million in cash for assumed liabilities ($8.1 million paid as of the date of the acquisition and $5.7 million paid after the date of the acquisition). Capital expenditures were $2.1 million, $9.2 million and $2.7 million in fiscal 2002, 2001 and 2000, respectively. Our capital expenditures decreased in fiscal 2002 due to a reduction in our capital spending as a result of a slowdown in our business. The increase in capital expenditures in fiscal 2001 as compared to fiscal 2000 was primarily for the purchase of the new building for $6.0 million and other equipment to support our operations.

Financing Activities.    Cash provided by financing activities was $105.5 million, $3.8 million and $88.7 million in fiscal 2002, 2001 and 2000, respectively. The increase in cash provided by financing activities in fiscal 2002 and fiscal 2000 compared to fiscal 2001 was mainly due to our public offerings of shares of our common stock. In February, 2002, we sold 2,500,000 shares of common stock at a price of $40.14 per share. Additionally, the underwriters in the offering exercised their option to purchase an additional 375,000 shares to cover over-allotments. Our net proceeds after the underwriters’ discount and expenses of the offering, aggregated approximately $107.0 million. The cash provided by the 2002 public offering of shares was partially offset by $6.9 million of repurchases of our common stock in the open market in fiscal 2002. In February 2000, we made a public offering related to 2,000,000 shares of our common stock, of which we sold approximately 1,321,000 shares, and one of our shareholders sold approximately 679,000 shares. We received additional proceeds as a result of the underwriters exercising their over-allotment option. In aggregate, we received proceeds of approximately $83.6 million, net of issuance costs, from the offering.

In March 2000, we entered into a bank line of credit (“line of credit”) which had an initial term of one year. We have renegotiated the line of credit on an annual basis and currently have a $4.0 million borrowing capacity on the line of credit, expiring in April 2003. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At September 30, 2002, no amounts were outstanding under the line of credit.

In August 2002, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $25.0 million of our common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. The 10b5-1 plan, allows us to repurchase our shares during a period in which we are in possession of material non-public information, provided that we communicated share repurchase instructions to the broker at a time when we were not in possession of such material non-public information. As of November 30, 2002 we have repurchased 1,049,300 shares for an aggregate of approximately $20.3 million.

The following table summarizes the approximate contractual obligations that we have at September 30, 2002. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Period
Contract Obligations	Total	Less than 1 Year	1-4 Years	After 4 Years
	(in thousands)
Operating lease obligations	$10,706	$2,475	$7,587	$644
Capital lease obligations	57	51	6	—
Purchase obligations	21,807	21,619	188	—

Total	$32,570	$24,145	$7,781	$644

The table above includes purchase orders that we have placed with Sanmina-SCI under the terms of our agreement which requires us to place orders covering a minimum period of 90 days.

On October 22, 2002, we completed the purchase of certain assets from Intevac, Inc, pursuant to an asset purchase agreement between Intevac and us. Under the terms of the asset purchase agreement, we paid $20.0 million in cash for certain assets and assumed certain liabilities related to Intevac’s rapid thermal processing business. The funds used to purchase the assets of Intevac came directly out of our working capital.

We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow up to $4.0 million under our line of credit, will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. We believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms, if at all, and if we were to proceed with acquisitions without this funding or with limited funding it would decrease our capital resources. The sale of additional equity or convertible debt securities could result in dilution to our shareholders.

Impact of Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets”, or FAS 144. FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, or FAS 121. FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for our fiscal year ended September 30, 2003. We do not expect the adoption to have any material adverse impact on our financial position or results of our operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost as generally defined in EITF 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adoption of FAS 146 is dependent on our related activities subsequent to the date of adoption.

In November 2002, the Emerging Issues Task Force (“EITF”) reached as consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into after June 15, 2003. Management is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies the recognition of certain liabilities that the guarantor is required to recognize. The provisions related to the disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. The provisions related to recognition and measurement are applicable prospectively to guarantees issued or modified after December 31, 2002. Management is currently determining what effect, if any, the provision of Interpretation No. 45 will have on our results of operations or financial condition.

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

We reported a decrease in revenue for the fiscal year ended September 30, 2002 as compared to the fiscal year ended September 30, 2001, and a decrease in revenue for the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000. We reported losses for the fiscal years ended September 30, 2002 and 2001. In the future, our revenue may decline, remain flat or grow at a rate slower than expected, especially in light of the recent economic slowdown. Our ability to regain profitability on an annual basis is dependent in part on our customers’ recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our outsourcing strategy and ongoing cost-cutting measures in connection with our recent restructuring. In addition, if we determine that the goodwill in any of our reporting segments has been impaired, we would decrease the carrying value of the goodwill, which would decrease our net income, or increase our net loss, during the period in which we determined that the asset was impaired. In the fourth quarter ended fiscal 2002, we recorded a goodwill impairment charge of $11.2 million. Additionally, we wrote-off $1.0 million related to the un-amortized portion of the acquired developed technology intangible asset. Our operating results are difficult to predict, as described below, and we cannot assure you that we will be successful in achieving increased revenue, positive cash flows or profitability.

Capital investment by manufacturers of flat panel display products and other electronics products can be highly cyclical and may decline in the future.

Our business depends in large part on capital expenditures by manufacturers of flat panel display products and other electronics products, which in turn depend on the current and anticipated market demand for the end products in these industries. The markets for flat panel display products and other electronics products are highly cyclical and have experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display and electronics manufacturers reduced capital expenditures resulting in a decrease in revenue for all segments of our business. In 2002, capital expenditures by manufacturers in the electronics industry continue to remain low, which has resulted in decreased revenue for our electronics products as compared to the prior year. Although flat panel display revenue increased for the fiscal year ended September 30, 2002 compared to the prior year, this was not enough to offset the decline in revenue from our other product segments. If the flat panel display and other markets in which we sell our products do not recover sufficiently or experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly and we may be unable to replace sales to these customers. Sales of flat panel display products represented 71%, 54% and 68% of our revenue in fiscal 2002, 2001 and 2000, respectively. Sales of flat panel display products to LG Phillips LCD Co., Ltd. represented 39% of our total revenue for the fiscal year ended September 30, 2002. LG Phillips LCD Co., Ltd., Unipac Optoelectronics Corporation and Ishikawajima-Harima Heavy Industries Co., Ltd., or IHI, all customers of our flat panel display products, collectively accounted for 55% of our total revenue, in fiscal 2002 and collectively for 77% of our revenue from sales of flat panel display products in fiscal 2002.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to drop.

We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from approximately $100,000 to $2.0 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Therefore, our backlog at the beginning of each quarter does not necessarily determine actual sales for the quarter or any succeeding period.

Other factors which may influence our operating results in a particular quarter include:

•	the timing of the receipt of orders from major customers;

•	our product mix;

•	competitive pricing pressures;

•	our ability to obtain components from our single or limited source suppliers in a timely manner;

•	continued or worsened financial markets or economic instability in Asia or the world in general;

•	the relative proportions of domestic and international sales;

•	any write down in the value of acquired goodwill in the event that we determine that the goodwill has been impaired;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.

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

We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms, ultra high-resolution cameras and high-speed image processing systems for our flat panel display products from single source suppliers. We also currently obtain X-ray equipment for our printed circuit board assembly inspection products from limited source suppliers. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for this equipment may not be available or may be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could at least temporarily delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations.

A significant portion of our revenue is derived from sales to companies located outside the United States, which exposes us to risks that we do not experience with domestic sales.

Sales to countries other than the United States accounted for 86%, 79% and 82% of our revenue in fiscal 2002, 2001 and 2000, respectively. We expect sales to foreign countries to continue to represent a significant percentage of our revenue. A number of factors may adversely affect our international sales and operations, including:

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

If any of these factors occur, our operating results and revenue could be materially and adversely affected.

We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.

A substantial percentage of our revenue has come from a limited range of products for the flat panel display and printed circuit board assembly industries. We expect that these products will continue to account for a substantial percentage of our revenue. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. We currently market two primary products for the flat panel display industry, our array test and array repair equipment. For the printed circuit board assembly industry, our primary products include our X-ray and optical inspection systems. Revenue from these four products represented 77% and 73% of our total revenue in fiscal 2002 and 2001, respectively. Continued market acceptance of these primary products is critical to our success.

We may have difficulty integrating the businesses we recently acquired or other businesses or assets we may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

We have recently acquired several companies, including CR Technology, Inc. in November 1999, Image Processing Systems in December 2000, Intelligent Reasoning Systems, Inc. in July 2001, Akcron Corporation, LTD in September 2002, as well as certain assets from ART Advanced Research Technologies Inc. in July 2002 and certain assets from Intevac, Inc. in October 2002. We may acquire other assets or companies in the future. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

If Sanmina-SCI Corporation or any other third party that we use to manufacture our products is unable to satisfy our quality requirements or provide us with the products and services in a timely manner, our shipments of these products may be delayed, our customer relationships may be harmed and our results of operations may be adversely impacted. In addition, we are in the process of transferring most of the manufacturing operations of our flat panel display and printed circuit board assembly optical inspection and x-ray products to Sanmina-SCI. During this transition period, we may encounter significant unforeseen expenses and difficulties due to reasons that may be beyond our control, including technology and personnel incompatibility. These unforeseen expenses and difficulties could disrupt our ongoing business and distract management and employees. We cannot assure you that our relationship with Sanmina-SCI or any other third party that we use to manufacture our products will result in a reduction of our expenses or enable us to satisfy our customers’ quality requirements or to deliver our products to our customers in a timely manner.

If we do not compete effectively in our target markets, we will lose market share.

The markets for yield management systems in the flat panel display, printed circuit board assembly, cathode ray tube display, cathode ray tube glass, and automotive glass industries are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment that may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain our competitive advantages.

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

Since June 1997, we have depended on IHI as our exclusive distributor to sell our flat panel display products in Japan. We anticipate that this relationship will continue in the future. In fiscal 2002, fiscal 2001 and fiscal 2000, 7%, 13% and 7% of our total revenue came from sales to IHI, respectively. If IHI reduced the resources allocated to the sale and support of our flat panel display products in Japan, our business would be harmed.

In addition, IHI’s rights to continue as our exclusive distributor in Japan are currently unresolved. IHI may have the right to market some or all of our products in Japan on an exclusive basis, even exclusive as to us. If so, we may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from us, IHI may manufacture competing array test systems based on our technology. If this occurs, our business could be harmed.

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

While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In fiscal 2002 and fiscal 2001, we derived approximately 71% and 54% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

Similarly, as the technologies for products in the printed circuit board assembly and cathode ray tube display and high quality glass industries continue to become more complex, we will be forced to continually refine our product offerings. As a result, we expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. We depend on close relationships with our customers and the willingness of those customers to share information with us, and the failure to do so could harm our development efforts.

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

Our future success depends in part on our ability to retain key personnel, particularly senior management and engineers. We also need to attract additional skilled personnel in significant areas of our business to grow. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future. We generally do not have employment contracts with our employees and do not maintain key person life insurance on any of our employees.

Because we rely on our sales representatives and distributors, our business may be harmed if our sales representatives become unable or unwilling to sell our products.

We market and sell some of our products, such as our printed circuit board assembly products, domestically and internationally primarily through sales representatives and distributors. If some or all of our sales representatives and distributors experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed. These sales representatives and distributors could reduce or discontinue sales of our products. They may not devote the resources necessary to provide effective sales and marketing support to us. In addition, we depend upon the continued viability and financial resources of these representatives and distributors, many of which are small organizations with limited working capital. These representatives and distributors, in turn, depend substantially on general economic conditions and other factors affecting the markets for the products they sell. We believe that our success will continue to depend upon these sales representatives and distributors.

We may experience unanticipated warranty claims.

We typically provide a limited warranty on our products for a period of one year from final acceptance by customers. We may incur substantial warranty claim expenses on our products and actual warranty claims may exceed recorded allowances, resulting in harm to our business.

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

In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic condition and specific conditions in the flat panel display, printed circuit board assembly and cathode ray tube display and high quality glass industries may adversely affect the market price of our common stock.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. We believe our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is immaterial as substantially all of our cash, accounts receivable and accounts payable are denominated in U.S. dollars. We currently do not use derivative financial investments to hedge our current foreign exchange exposure.

Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit.

Our exposure to market risk relates primarily to interest rate fluctuations in connection with our cash and cash equivalents and short-term investment portfolios. We enter into financial instruments for non-trading purposes and do not have derivative financial instruments in our portfolio. The following table presents principal amounts and related weighted average interest rates by year of maturity for our short-term investment portfolio, substantially all of which is held in U.S. dollars:

September 30, 2002	2003	2004	2005	2006	2007	Total	Fair Value
	(dollars in thousands)
Cash equivalents	$25,580	—	—	—	—	$25,580	$25,580
Average interest rate	1.81%
Short-term investments	$82,920	$61,246	—	—	—	$144,166	$144,563
Average interest rate	2.08%	3.24%

September 30, 2001
Cash equivalents	$16,528	—	—	—	—	$16,528	$16,528
Average interest rate	3.04%
Short-term investments	$67,455	—	—	—	—	$67,455	$67,563
Average interest rate	3.64%

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP,  INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Photon Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). The consolidated financial statements give retroactive effect to the acquisition by Photon Dynamics, Inc. of Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. (“IPS”), on December 22, 2000, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These financial statements and schedule are the responsibility of the management of Photon Dynamics, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of IPS as of September 30, 2000 and for the twelve month period then ended. Those statements were audited by other auditors who have ceased operations and whose reports have been furnished to us, and our opinion, insofar as it relates to data included for IPS, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, after giving retroactive effect to the acquisition of IPS, as described in the notes to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

San Jose, California
October 18, 2002

ARTHUR ANDERSEN LLP

AUDITORS’ REPORT (1)

To the Directors of
Photon Dynamics Canada Inc.,

We have audited the consolidated balance sheets of PHOTON DYNAMICS CANADA INC. (formerly known as Image Processing Systems Inc.) as at September 30, 2000 and March 31, 2000 and the consolidated statements of operations, deficit and cash flows for each of the twelve month periods ended September 30, 2000, March 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN, LLP

Mississauga, Canada
August 3, 2001

(1)
This report had been previously provided by Arthur Andersen, LLP and Arthur Andersen, LLP has not re-issued their report for purposes of this filing on Form 10-K. See also the note relating to the Arthur Andersen, LLP consent following the Exhibit list under Item 15(a)3.

PHOTON DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2001
	(in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,580	$16,528
Short-term investments	144,563	67,563
Accounts receivable, net of allowance of $1,466 and $1,897 as of September 30, 2002 and 2001, respectively	16,579	11,171
Inventories	18,650	16,007
Other current assets	6,367	3,156

Total current assets	211,739	114,425
Land, property and equipment, net	12,404	14,046
Other assets	2,925	2,938
Intangible assets	3,554	4,502
Goodwill	18,537	22,724

Total assets	$249,159	$158,635

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,610	$4,295
Other current liabilities	10,637	8,361
Deferred revenue	304	2,312

Total current liabilities	21,551	14,968
Other liabilities	1,465	359

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none and one shares issued and outstanding, as of September 30, 2002 and 2001, respectively	—	—
Common stock, no par value, 30,000,000 and 20,000,000 shares authorized, 16,717,121 and 13,884,354 shares issued and outstanding, as of September 30, 2002 and 2001, respectively	288,833	184,500
Accumulated deficit	(63,500)	(41,698)
Accumulated other comprehensive income	810	506

Total shareholders’ equity	226,143	143,308

Total liabilities and shareholders’ equity	$249,159	$158,635

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2002	2001	2000
	(in thousands, except per share data)
Revenue	$69,226	$71,083	$94,757
Cost of revenue	40,030	42,053	50,624

Gross margin	29,196	29,030	44,133
Operating expenses:
Research and development	18,819	17,122	14,196
Selling, general and administrative	18,543	18,314	16,523
Goodwill impairment charge	11,200	—	—
Write-off of purchased intangible assets	1,017	—	—
Restructuring charges	2,551	1,229	—
Acquired in-process research and development	654	1,323	—
Amortization of intangible assets	1,042	239	—
Non-recurring acquisition charges	—	2,325	860

Total operating expenses	53,826	40,552	31,579
Income (loss) from operations	(24,630)	(11,522)	12,554
Interest income and other, net	2,913	5,008	4,219

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(21,717)	(6,514)	16,773
Provision for income taxes	85	53	3,238

Income (loss) before cumulative effect of a change in accounting principle	(21,802)	(6,567)	13,535
Cumulative effect of change in accounting principle, net of tax benefit	—	(6,560)	—

Net income (loss)	$(21,802)	$(13,127)	$13,535

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.37)	$(0.50)	$1.13
Diluted	$(1.37)	$(0.50)	$1.04
Loss per share from cumulative effect of change in accounting principle, net of tax benefit:
Basic	$—	$(0.50)	$—

Diluted	$—	$(0.50)	$—

Net income (loss) per share:
Basic	$(1.37)	$(1.00)	$1.13

Diluted	$(1.37)	$(1.00)	$1.04

Weighted average number of shares:
Basic	15,923	13,165	11,949
Diluted	15,923	13,165	13,050
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively (unaudited):
Revenue	$69,226	$71,083	$91,722
Net income (loss)	$(21,802)	$(6,567)	$10,670
Net income (loss) per share:
Basic	$(1.37)	$(.50)	$0.89
Diluted	$(1.37)	$(.50)	$0.82

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Totals
	Share	Amount
	(in thousands)

Balances at September 30, 1999	10,759	$70,602	$(42,121)	$854	$29,335
Components of comprehensive income:
Net income	—	—	13,535	—	13,535
Change in unrealized loss on investments	—	—	—	13	13
Currency translation adjustments	—	—	—	(219)	(219)

Total comprehensive income					13,329

Net issuance of common stock	2,200	85,900	—	—	85,900
Stock compensation expense	—	481	—	—	481
Tax benefit from stock option exercises	—	2,740	—	—	2,740
Pooling adjustment with IPS.	—	—	15	—	15

Balances at September 30, 2000	12,959	159,723	(28,571)	648	131,800
Components of comprehensive loss:
Net loss	—	—	(13,127)	—	(13,127)
Change in unrealized gain on investments	—	—	—	124	124
Currency translation adjustments	—	—	—	(266)	(266)

Total comprehensive loss					(13,269)

Net issuance of common stock	926	24,107	—	—	24,107
Stock compensation expense	—	670	—	—	670

Balances at September 30, 2001	13,885	184,500	(41,698)	506	143,308
Components of comprehensive loss:
Net loss	—	—	(21,802)	—	(21,802)
Change in unrealized gain on investments	—	—	—	289	289
Currency translation adjustments	—	—	—	15	15

Total comprehensive loss	—	—	—	—	(21,498)

Net issuance of common stock	3,236	112,384	—	—	112,384
Repurchase of common stock, net	(351)	(6,901)	—	—	(6,901)
Cancellation of returned IRSI escrow shares	(53)	(1,425)	—	—	(1,425)
Stock compensation expense	—	275	—	—	275

Balances at September 30, 2002	16,717	$288,833	$(63,500)	$810	$226,143

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(21,802)	$(13,127)	$13,535
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,047	2,873	1,517
Amortization of intangible assets	1,042	239	—
Acquired in process research and development	654	1,323	—
Goodwill impairment charge	11,200	—	—
Write-off of purchased intangible assets	1,017	—	—
Loss on disposal of equipment	709	41	14
Stock based compensation expense	275	670	536
Reversal of funding liability	—	—	(265)
Changes in assets and liabilities:
Accounts receivable	(5,618)	14,984	(8,121)
Inventories	(1,249)	546	(6,985)
Other current assets	(3,108)	1,404	(1,335)
Other assets	(191)	(284)	(586)
Accounts payable	6,221	(4,488)	3,091
Other current liabilities	(723)	(9,543)	7,503
Deferred revenue	(2,008)	428	243
Other liabilities	1,106	—	—

Net cash provided by (used in) operating activities	(9,428)	(4,934)	9,147

Cash flows from investing activities:
Purchase of property and equipment	(2,147)	(9,191)	(2,697)
Investment in other assets	—	—	(482)
Acquisition of IRSI	—	(8,122)	—
Acquisition of ISIS	(5,620)	—	—
Acquisition of Akcron	(2,559)	—	—
Purchase of short-term investments	(662,097)	(656,321)	(261,930)
Redemption of short-term investments	585,405	681,885	170,519

Net cash provided by (used in) investing activities	(87,018)	8,251	(94,590)

Cash flows from financing activities:
Issuance of common stock, net	112,384	3,804	88,895
Repurchase of common stock	(6,901)	—	—
Canadian government advance	—	—	312
Bank loan payment	—	—	(556)
Payment of long term debt	—	(50)	—

Net cash provided by financing activities	105,483	3,754	88,651

Effect of exchange rate changes on cash and cash equivalents	15	(266)	(45)
Adjustment to conform fiscal year of IPS	—	—	(1,735)
Net increase in cash and cash equivalents	9,052	6,805	1,428
Cash and cash equivalents at beginning of period	16,528	9,723	8,295

Cash and cash equivalents at end of period	$25,580	$16,528	$9,723

Supplemental cash flow disclosures:
Income taxes paid	$101	$96	$582
Interest paid	10	23	22

Supplemental non-cash financing and investing activities disclosure:
Assumed liabilities from acquisition of ISIS	260	—	—
Assumed liabilities from acquisition of Akcron	970	—	—
Assumed liabilities from acquisition of IRSI	—	5,726	—
Cancellation of returned IRSI escrow shares	1,425	—	—
Stock issued in acquisition of IRSI	—	19,769	—
Income tax benefit from employee stock plans	—	—	2,740

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.    Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) is a supplier of integrated yield management solutions for the flat panel display industry, the printed circuit board assembly (also known as “surface mount technology”) industry and the cathode ray tube display and high quality glass industries. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Subsidiaries of the Company are as follows:

Kabushiki Kaisha Photon Dynamics
Photon Dynamics Korea Inc.
CR Technology, Inc.
Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. (“IPS”)
Intelligent Reasoning Systems, Inc.
Akcron Corporation, Ltd.

On December 22, 2000, the Company acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. (“IPS”). This transaction was accounted for as a pooling of interests and accordingly, consolidated financial statements for the years ended September 30, 2000 and 1999 were previously restated to include the financial position, results of operations and cash flows of IPS as if the combination had been consummated as of the beginning of the earliest period presented. The financial statements of IPS were also adjusted for any difference in the generally accepted accounting principles in the United States and Canada before being combined with the consolidated financial statements of the Company.

Management Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the calculation of allowance for doubtful accounts, inventory write-downs, warranty provisions, impairment of goodwill and other acquired intangible assets, acquired in-process research, development, restructuring expenses and litigation and contingency assessments.

Revenue Recognition.    The Company changed its revenue recognition policy effective October 1, 2000 based on guidance provided in SEC Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Prior to fiscal year 2001 and the adoption of SAB 101, the Company’s revenue recognition policy was to recognize revenue when the customer took title to the equipment, generally at the time of shipment, which generally preceded installation and customer acceptance.

The Company accounts for certain of its product sales in its flat panel display products and cathode ray tube display and high quality glass inspection product segments as multiple-element arrangements. If the Company has met defined customer acceptance experience levels with the specific type of equipment, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized after installation and acceptance when it becomes due. The Company recognizes all other product sales upon customer acceptance. The Company generally recognizes revenue from the sale of its printed circuit board assembly products upon shipment, as such product sales are not subject to customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $6.6 million, or $0.50 per share, to reflect the cumulative effect of the accounting change as of October 1, 2000. The decrease to operating results before the effect of the accounting change as a result of the adoption of SAB 101 was a decrease of $2.9 million or $0.22 per share for fiscal 2001.

The deferred revenue balance as of October 1, 2000 was $8.4 million. This amount is comprised of final holdback amounts of 10% to 20% on equipment that was shipped for which final installation and acceptance had not occurred as of October 1, 2000. Of these amounts, the Company recognized $4.8 million and $3.5 million as revenue in the fiscal years 2002 and 2001, respectively, which decreased net loss by $3.7 million and $2.8 million in the fiscal years 2002 and 2001, respectively. As of September 30, 2002, the remaining deferred revenue balance is approximately $100,000.

The Company’s products are generally subject to warranty and such estimated costs are provided for in costs of sales when product revenue is recognized. Installation and other services are not essential to the functionality of the products as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors.

Concentration of Credit and Other Risk.    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of available for sale securities and accounts receivable.

The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.

A majority of the Company’s principle customers are located in Asia, primarily Korea, Taiwan, China and Japan, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. The Company believes its credit evaluation and monitoring mitigates its credit risk.

The Company’s products include certain components that are currently single-sourced. The Company believes that other vendors would be able to provide similar components, however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate supply of critical single-sourced components.

Cash Equivalents and Short-Term Investments.    Cash equivalents consist of highly liquid investments with insignificant interest rate risk and have original maturity dates of three months or less from the date of acquisition. The Company classifies all securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). The cost and fair market value of short-term investments are based on the specific identification method. Securities classified as available-for-sale are reported at fair market value with the related unrealized gains or losses excluded from earnings and reported as a separate component of comprehensive income (loss) until realized.

Fair Value of Financial Instruments.    The amounts reported as short-term investments reasonably estimate fair value. The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items (see Note 6).

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories.    Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or market. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors.

Land, Property and Equipment.    Property and equipment are recorded at cost. Depreciation of property and equipment is principally based on the straight-line method over the estimated useful lives of the assets which ranges from three to five years. The shorter of the life of the lease or the useful life of the asset is used for the amortization of leasehold improvements. Land is recorded at cost, with no depreciation recorded.

Warranty.    Our warranty policy generally states that we will provide warranty coverage for a period of one year from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment. Our warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected.

Shipping Costs.    The Company’s shipping and handling costs are included under cost of sales for all periods presented.

Advertising.    Advertising costs are expensed as incurred. Advertising expense was $248,000, $176,000, and $93,000 for fiscal 2002, 2001 and 2000, respectively.

Income Taxes.    The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse.

Foreign Currency.    The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from the translation of these subsidiaries’ financial statements into the U.S. dollar are included in comprehensive income (loss) in shareholders’ equity. Currency transaction gains and losses are included in the Company’s results of operations.

Comprehensive Income (Loss).    The Company has adopted the provisions of Statement of Accounting Standards No. 130 Reporting Comprehensive Income (“FAS 130”). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements Of Shareholders’ Equity.

Goodwill and Intangible Assets.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“FAS141” and “FAS 142”, respectively). FAS 141 supercedes APB Opinion No. 16, “Business Combinations”, and eliminates the pooling-of-interests method of accounting for business combinations, thus requiring the purchase method of accounting for all business combinations completed after June 30, 2001. FAS 141 also changes the criteria for recognizing intangible assets apart from goodwill and states the following criteria should be considered in determining the recognition of intangible assets: (1) the intangible asset arises from contractual or other rights, or (2) the intangible asset is separable or divisible from the acquired

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entity and capable of being sold, transferred, licensed, returned or exchanged. The Company has adopted the provisions of FAS 141, the results of which are reflected in the accompanying consolidated financial statements (see Note 3).

FAS 142 supercedes APB Opinion No 17, “Intangible Assets”, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however these assets must be reviewed at least annually for impairment. The Company has adopted the provisions of FAS 142, the results of which are reflected in the accompanying consolidated financial statements (see Note 3).

Impairment of Long-lived Assets.    The Company reviews its long-lived assets, including property, equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset.

Stock-Based Compensation Plans.    In accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company accounts for its stock-based employee compensation plans in accordance with the provisions of APB Opinion No. 25, Accounting For Stock Issued to Employees. The Company provides additional pro forma disclosures as required by FAS 123 (see Note 8).

Earnings Per Share.    The Company computes its earnings per share under the provisions of FASB Statement No. 128, Earnings Per Share. Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants (see Note 12).

Segment Information.    FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), establishes standards for the reporting of financial and descriptive information about operating segments in financial statements. The Chief Executive Officer has been identified as Chief Operating Decision Maker (“CODM”) because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenue and operating results. The Company operates under three reportable segments (see Note 11).

Recent Accounting Pronouncements.    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, “Impairment of long-lived Assets” (“FAS 144”). FAS 144 supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of” (“FAS 121”). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 removes goodwill from its scope. FAS 144 is applicable to financial statements issued for fiscal years beginning after December 15, 2001, or for the Company’s fiscal year ended September 30, 2003. The adoption of FAS 144 is not expected to have any material adverse impact on the Company’s financial position or results of its operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a Restructuring)”. The principal difference between FAS 146 and EITF Issue No. 94-3 relates to the timing of the recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3 a liability for an exit cost as generally defined in EITF Issue No. 94-3 is to be recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adoption of FAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

In November 2002, the Emerging Issues Task Force (“EITF”) reached as consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue. No. 00-21 are applicable to agreements entered into after June 15, 2003. Management is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on the Company’s results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies the recognition of certain liabilities that the guarantor is required to recognize. The provisions related to the disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. The provisions related to recognition and measurement are applicable prospectively to guarantees issued or modified after December 31, 2002. The Company is currently determining what effect, if any, the provision of Interpretation No. 45 will have on its results of operations or financial condition.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—Balance Sheet Components

	September 30,
	2002	2001
	(in thousands)
Inventories:
Raw materials	$6,782	$9,686
Work-in-process	7,008	3,493
Finished goods	4,860	2,828

Total	$18,650	$16,007

Property and equipment:
Land and building	$6,632	$6,000
Equipment	12,053	14,242
Office furniture and fixtures	1,929	2,044
Leasehold improvements	2,334	2,485

	22,948	24,771
Less: accumulated depreciation and amortization	(10,544)	(10,725)

Total	$12,404	$14,046

Other current liabilities:
Warranty	$2,383	$2,760
Compensation	4,094	3,160
Commissions	998	694
Acquisition costs	494	451
Due to Akcron shareholders	1,642	—
Other accrued expenses	1,026	1,296

Total	$10,637	$8,361

The components of accumulated other comprehensive income, net of related tax are as follows:

	September 30,
	2002	2001
	(in thousands)
Foreign currency translation adjustment	$413	$399
Unrealized gain on available for sale securities	397	107

Accumulated other comprehensive income	$810	$506

NOTE 3—Acquisitions

In September 2002, the Company acquired Akcron Corporation LTD (“Akcron”), a designer and seller of automated optical inspection equipment, image processing hardware and software algorithms and high-performance liquid crystal display backlight inverters for flat panel displays, which has expanded our cell and module inspection capability. The purchase price was approximately $4.2 million of which the Company paid cash of $2.6 million at the closing of the acquisition, established a $1.6 million liability for the remainder of the purchase price, assumed $600,000 in liabilities and incurred $400,000 in acquisition related charges consisting primarily of legal and accounting fees. The remaining $1.6 million of cash due to the Akcron shareholders will be held by the Company for a period of one year from the date of acquisition to secure the Company’s rights to

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnification and reimbursement should Akcron breach any of their representations and warranties under the acquisition agreement. The funds used to purchase Akcron came out of the Company’s working capital.

In July 2002 the Company purchased certain assets from ART Advanced Research Technologies Inc. (“ART”). The primary product acquired utilizes an infrared imaging technology for off-line inspection and failure analysis of powered printed wiring assemblies. This acquisition has expanded our yield management capabilities for original equipment manufacturers and electronic services companies in the electronics industry. The purchase price was approximately $5.5 million in cash and the Company assumed certain liabilities of $100,000 related to ART’s Infrared Screening and Inspection Solutions (“ISIS”) Division. The Company incurred $200,000 in acquisition related charges consisting primarily of legal and accounting fees. The funds used to purchase the assets of ART came directly out of the Company’s working capital.

In July 2001, the Company entered into a share purchase agreement with Intelligent Reasoning Systems, Inc. (“IRSI”). IRSI is a designer and seller of automated optical inspection (AOI) systems based on its proprietary adaptive knowledge-based technology. This acquisition further expanded our product portfolio for the printed circuit board assembly electronics market utilizing patented knowledge based software. In accordance with the share purchase agreement, the Company issued 699,010 shares of its common stock, valued at $19.8 million at closing, made payments of approximately $1.4 million related to costs of the transaction, consisting primarily of legal and accounting fees, and assumed a warrant fair valued at $534,000 and assumed $12.3 million in liabilities. The identifiable assets acquired primarily included accounts receivable, inventory and fixed assets. Liabilities assumed primarily include short and long term debt, accounts payable and accrued liabilities.

The acquisitions of Akcron, ISIS and IRSI were all accounted for under the purchase method of accounting. The purchase price for each was allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology.

The value of in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway as of the acquisition date and that will, after the applicable closing date, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of in-process research and development was included in the Company’s results of operations.

A summary of the original allocation of values is as follows:

	Akcron	ISIS	IRSI
	(in thousands)
Acquired core technology	$225	$196	$3,247
Acquired developed technology	252	315	1,494
Patents	—	123	—
Acquired in-process research and development	410	244	1,323
Goodwill	3,454	3,419	22,724
Fair value of acquired tangible assets and liabilities	234	1,322	5,363

	$4,575	$5,619	$34,151

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquired core technology and acquired developed technology are being amortized over a two to five year life.

The following pro-forma information presents the results of continuing operations of the Company for the years ended September 30, 2002 and 2001 as if Akcron, ISIS and IRSI had been acquired as of October 1, 2001 and 2000, respectively. The pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future.

The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from these transactions. The unaudited pro forma information is as follows:

	Year ended September 30,
	2002	2001
	(in thousands, except per share data)
	Unaudited
Total revenues	$70,365	$77,458
Net loss	(22,430)	(20,713)
Pro forma loss per share from continuing operations:
Basic	$(1.41)	$(1.51)
Diluted	$(1.41)	$(1.51)

In accordance with FAS 142, the Company is required to review goodwill for impairment of value, at least annually. The goodwill impairment test involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Accordingly, in the fourth quarter of fiscal 2002, the Company performed an impairment analysis of the goodwill of $22.7 million associated with the acquisition of IRSI, which was deemed to be part of the printed circuit board assembly reporting unit. The valuation was done as of July 1, 2002, using established valuation techniques, specifically, the income and market approaches. As a result of this analysis, the Company recorded a goodwill impairment charge of $11.2 million. Additionally, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of long-lived Assets and for long-lived Assets to be disposed of, we wrote-off $1.0 million related to the un-amortized portion of the acquired developed technology intangible asset.

The original IRSI acquisition agreement in July 2001 established an escrow account until July 16, 2002 of 127,164 shares of the Company’s common stock which secures the Company’s rights to indemnification and reimbursement if IRSI breaches any representations and warranties under the acquisition agreement. Prior to July 16, 2002, the Company delivered claims notices to the Shareholder’s Agent. On September 4, 2002, the Company and the Shareholders’ Agent entered into a settlement agreement whereby the parties agreed to return from the escrow account to the Company 53,255 shares of the Company’s common stock as settlement for certain claims of the Company. The parties also agreed to release from the escrow account 16,714 shares to the former IRSI shareholders in accordance with the terms of the escrow agreement. The remaining 57,195 shares will continue to be held in the escrow account pending resolution of the Company’s claim against the Austin facility lease. The Company is obligated to make lease payments on this facility through December 2006, and under the acquisition agreement can be indemnified for a portion of such payments.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill for the years ended September 30, 2002 and 2001, by reportable segment, are as follows:

	Flat Panel Display	Printed Circuit Board Assembly	Total
	(in thousands)

Balance as of September 30, 2000	$—	$—	$—
Goodwill acquired during the period	—	22,724	22,724

Balance as of September 30, 2001	$—	$22,724	$22,724

Goodwill acquired during the period	$3,454	$3,419	$6,873
Adjustment to goodwill based on IRSI escrow claim	—	140	140
Goodwill impairment charge	—	(11,200)	(11,200)

Balance as of September 30, 2002	$3,454	$15,083	$18,537

Information regarding the Company’s other acquisition related intangible assets is as follows:

	Developed Technology	Core Technology	Patents	Total
	(in thousands)

Balance as of September 30, 2000	$—	$—	$—	$—
Acquired during the period	1,494	3,247	—	4,741
Amortized during the period	(104)	(135)	—	(239)

Balance as of September 30, 2001	$1,390	$3,112	$—	$4,502

Acquired during the period	$567	$421	$123	$1,111
Amortized during the period	(383)	(655)	(4)	(1,042)
Write-off of purchased intangible assets	(1,017)	—	—	(1,017)

Balance as of September 30, 2002	$557	$2,878	$119	$3,554

Future estimated amortization expense relating to intangible assets at September 30, 2002 is $1.0 million, $1.0 million, $800,000, $700,000 and $100,000 in fiscal 2003 through 2007, respectively.

In December 2000, the Company acquired all of the capital stock of Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. (“IPS”) in exchange for approximately 1,139,000 shares of its common stock with the acquisition accounted for as a pooling of interests. IPS shareholders received 0.0447 exchangeable shares for each common share of IPS held. As of April 1,2002, pursuant to the terms and conditions of the exchangeable shares, all of the remaining exchangeable shares were automatically redeemed for shares of the Company’s common stock. In addition, all outstanding IPS stock options were converted at the common stock exchange ratio into options to purchase Photon Dynamics’ common stock. The Company incurred $2.3 million in acquisition related charges consisting primarily of legal, accounting and integration fees. This acquisition strengthened our ability to deliver yield management solutions to the cathode ray tube display and glass industries.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents certain statement of operations data of the Company and IPS for the period prior to the acquisition:

Year ended September 30, 2000
(in thousands)
Revenue:
Photon Dynamics	$82,234
Image Processing Systems	12,523

Consolidated revenue	$94,757

Net income (loss):
Photon Dynamics	$14,753
Image Processing Systems	(1,218)

Consolidated net income	$13,535

In November 1999, the Company acquired all of the capital stock of CR Technology, Inc. (“CR Technology”) in exchange for approximately 1,835,000 shares of its common stock with the acquisition accounted for as a pooling of interests. CR Technology shareholders received 1.203343 shares of Photon Dynamics’ common stock for each share of CR Technology common stock. In addition, all outstanding CR Technology stock options under the 1983 and 1991 stock option plans (“CR Technology Plans”) were converted at the common stock exchange ratio into options to purchase Photon Dynamics’ common stock. This acquisition complemented our core capabilities of data acquisition, image analysis and systems engineering and enabled us to broaden our product line to offer yield management solutions to the printed circuit board assembly markets. Prior to the acquisition, we derived revenue primarily from sales of flat panel display products to customers in Japan, Taiwan, and Korea where flat panel display production is concentrated.

NOTE 4—Restructuring Charges

During the fourth quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its workforce, consolidate and close certain facilities and write-off related fixed assets. Prior to the date of the financial statements, management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. All 29 of the affected employees were notified of their termination prior to the date of the financial statements and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in the printed circuit board assembly business segment and related sales and service. The Company recorded a restructuring charge of $2.6 million, which is comprised of approximately $550,000 for employee severance and related benefits, $1.3 million related to excess facilities and $700,000 of abandoned assets with no future economic benefit. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through December 2006. Approximately $235,000 of the employee related costs were paid out on September 30, 2002. Management expects to settle all employee severance and related benefits by the end of the second quarter of fiscal 2003.

During the fourth quarter of fiscal 2001, the Company implemented a restructuring plan as a result of several initiatives, including the integration of IRSI into the printed circuit board assembly division, the combining of sales and service into one organization and the Company’s continuing strategy to outsource manufacturing. Prior to the date of the financial statements, management approved and implemented the plan and determined the benefits that would be offered to the 69 employees being terminated. The benefits package was

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in manufacturing and operational locations in North America. The Company recorded a restructuring of $1.2 million for employee-related costs and other expenses. As of September 30, 2002 the remaining liability associated with this restructuring plan is approximately $430,000 which represents contractual payments to be paid to a former executive through March 2004. There have been no adjustments to the liability.

NOTE 5—Line of Credit

In March 2000, the Company entered into a bank line of credit (“line of credit”) which had an initial term of one year. The Company has renegotiated the line of credit on an annual basis and currently has a $4.0 million borrowing capacity on the line of credit, expiring in April 2003. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At September 30, 2002, no amounts were outstanding under the line of credit.

NOTE 6—Short–Term Investments

The following table presents the estimated fair value of the Company’s investments by balance sheet classification at September 30:

	Year ended September 30,
	2002	2001
	(in thousands)
Government securities	$31,778	$21,113
Auction rate preferred securities	56,255	40,885
Commercial paper and corporate debt securities	56,530	5,565

Amounts included in short-term investments	$144,563	$67,563

The Company recognized no realized gains or losses in fiscal year 2002 and fiscal 2001. Unrealized gains and losses as of September 30, 2002 and 2001 are as follows:

	Adjusted Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(in thousands)
Balance as of September 30, 2002	$144,166	$439	$(42)	$144,563

Balance as of September 30, 2001	$67,456	$107	$—	$67,563

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—Income Taxes

The provision for income taxes consists of the following:

	Year ended September 30,
	2002	2001	2000
	( in thousands)
Current:
Federal	$—	$—	$3,199
State	—	—	2
Foreign	85	53	37
Deferred:
Federal	—	—	—

Provision for income taxes	$85	$53	$3,238

Income (loss) before income taxes consists of the following:

	Year ended September 30,
	2002	2001	2000
	(in thousands)
Domestic	$(18,902)	$(1,859)	$17,991
Foreign	(2,815)	(4,655)	(1,218)

Income (loss) before income taxes	$(21,717)	$(6,514)	$16,773

The significant components of the Company’s deferred income tax assets are as follows:

	September 30,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$11,495	$18,518
Research credit carryforwards	6,784	5,705
Canadian research and development expenditures	2,846	2,351
Purchased intangibles	4,904	—
Inventory writedowns	2,663	1,773
Depreciation	837	801
Allowance for doubtful accounts	548	676
Expenses not currently deductible	3,882	2,395
Impact of SAB 101	41	2,450

Total deferred tax assets	34,000	34,669
Valuation allowance	(34,000)	(34,669)

Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Total net deferred tax assets	$—	$—

Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The valuation allowance decreased by approximately $669,000 in fiscal 2002 and increased by approximately $21.3 million in fiscal 2001. As of September 30, 2002, approximately $9.9 million of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized.

As of September 30, 2002, the Company has federal net operating loss carryforwards of approximately $24.0 million. The federal and state net operating loss carryforwards will expire at various times beginning in fiscal 2008 and fiscal 2002, respectively, if not utilized. The Company also has federal and state research and development tax credit carryforwards of $3.2 million and $2.5 million, respectively. The federal credits will expire at various times beginning in fiscal 2003.

The Company has cumulative foreign loss carryforwards for Canadian income tax purposes of approximately $1.2 million. These tax losses will expire at various times beginning in fiscal 2002, if not utilized.

The Company has cumulative Canadian scientific research and development expenditures (“SR&D”) available for deduction in future years of approximately of $8.1 million. These deductible SR&D can be carried forward to reduce future Canadian taxable income indefinitely.

Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of the Company’s domestic net operating loss and tax credit carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the value of the Company’s stock. Such determination could limit the utilization of net operating loss and tax credit carryforwards.

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2002	2001	2000
	(in thousands)
Expected provision (benefit) at federal statutory rate	$(7,631)	$(2,280)	$5,871
State income taxes	(1,297)	—	2
Election to treat subsidiary stock purchase as asset purchase	11,906	—	—
Other individually immaterial items	398	—	(224)
Tax credits	(652)	—	—
Foreign tax rate greater than U.S. tax rate	—	(123)	(108)
Losses (benefited)/not benefited	(2,639)	2,456	(2,303)

	$85	$53	$3,238

NOTE 8—Shareholders’ Equity and Employee Benefits

Common Stock.    In August 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The 10b5-1 plan, allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided that the Company communicated share repurchase instructions to the broker at a time when it was not in possession of such material non-public information. As of September 30, 2002 the Company had repurchased 350,900 shares for an aggregate repurchase price of approximately $6.9 million. Subsequent to September 30, 2002, the Company has purchased an additional 698,400 shares for an aggregate repurchase price of approximately $13.4 million.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 21, 2002, the Company’s Board of Directors approved an increase of 250,000 shares reserved for issuance under the Company’s 2001 Equity Incentive Plan from 400,000 shares to 650,000 shares.

On April 1, 2002, the remaining 51,951 exchangeable shares of IPS that were not owned by the Company or its affiliates were automatically exchanged for shares of the Company’s common stock.

On February 6, 2002, the Company completed an underwritten public offering of shares of its common stock. The offering related to 2,500,000 shares of common stock at a price of $40.14 per share, all of which were sold by the Company. Additionally, the underwriters exercised their option to purchase an additional 375,000 shares to cover over-allotments. The net proceeds to the Company, after the underwriters’ discount and expenses of the offering, aggregated approximately $107.0 million.

On January 21, 2002, the Company held its Annual Meeting of Shareholders. At that meeting, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 30,000,000 shares. The Company’s shareholders also approved at that meeting an increase of 400,000 shares reserved for grant under the Company’s 1995 Stock Option Plan from a total of 2,190,943 shares to 2,590,943 shares and an increase of 250,000 shares authorized for issuance under the Company’s 1995 Employee Stock Purchase Plan from a total of 750,000 shares to 1,000,000 shares.

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

Series A1 Preferred Stock.    In connection with the Company’s acquisition of IPS in December 2000, one share of the Company’s series A1 preferred stock was issued to a trustee for the benefit of the holders of IPS exchangeable preferred stock. In connection with the automatic exchange of the remaining exchangeable shares of IPS on April 1, 2002, the one share of the Series A Preferred Stock was cancelled.

Warrants.    In connection with the acquisition of IRSI in July 2001, the Company assumed the terms of a warrant originally issued by IRSI to Leader Technologies Ltd. The original terms of the warrant provided the holder with the right to purchase 1,300,000 shares of Series E Preferred Stock of IRSI at a purchase price of $1.20 per share. Upon the closing of the acquisition and pursuant to the terms therein, the warrant became exercisable for 28,766 shares of the Company’s common stock at a purchase price of $54.23 per share. The warrant terminates on March 1, 2005.

On December 17, 1999, in connection with services rendered in a private placement offering, Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. (“IPS”), issued special warrants to the placement agent for the right to purchase IPS common shares. Upon acquisition of IPS by the Company, the warrants issued to the placement agent were converted into a replacement warrant to purchase 21,285 exchangeable shares of IPS at an exercise price of $26.40 (Canadian dollars) each, which were exchangeable for the Company’s common stock on a one to one ratio. This replacement warrant was fully exercised in December 2001.

Stock Option Plans.    Under the Company’s 1995 and 2001 stock option plans, the Board of Directors may, at its discretion, grant incentive or non-qualified stock options to employees, officers, directors and consultants at

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prices no less than 100% of the fair market value of shares at the date of grant. The plans also permit the grant of stock bonus awards to qualified individuals. Options generally vest in 50 equal installments commencing from the date of grant and expire ten years after the options are granted.

In connection with the Company’s acquisition of IPS in December 2000, 2,828,210 options granted under IPS’ option plan were converted into 126,421 options to purchase shares of the Company’s common stock at an average converted exercise price of $17.28 per share. These options are exercisable generally over a three year period with vesting that begins either immediately or after one year. All options granted expire ten years after the original date of grant.

The activity under the option plans, combined, is as follows:

	Available For Grant	Options Outstanding	Weighted-Average Exercise Price
Balances at September 30, 1999	453,475	1,284,445	$5.43
Additional shares reserved	350,000	—	—
Options granted	(614,039)	614,039	36.97
Options canceled/expired	78,833	(78,833)	19.71
Options exercised	—	(448,622)	3.25

Balances at September 30, 2000	268,269	1,371,029	19.50
Additional shares reserved	900,000	—	—
Options granted	(1,069,228)	1,069,228	20.94
Options canceled/expired	260,991	(260,911)	28.40
Options exercised	—	(217,537)	12.98

Balances at September 30, 2001	360,032	1,961,809	19.74
Additional shares reserved	650,000	—	—
Options granted	(667,107)	667,107	29.38
Options canceled/expired	559	(114,089)	26.09
Options exercised	—	(288,004)	13.33

Balances at September 30, 2002	343,484	2,226,823	$23.11

The following table summarizes information about stock options outstanding (including IPS on an equivalent basis) as of September 30, 2002:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number of Shares Outstanding at September 30, 2002	Weighted-Average Remaining Contract Life (in years)	Weighted-Average Exercise Price at September 30, 2002	Number Vested and Exercisable	Weighted-Average Exercise Price at September 30, 2002
$ 0.17 – $ 8.83	352,389	6.01	$ 4.50	327,432	$ 4.47
10.63 – 16.88	423,674	7.63	15.57	191,509	14.76
18.06 – 23.63	263,942	7.91	19.69	114,190	20.51
24.29 – 26.24	413,592	9.39	26.14	54,006	25.98
27.23 – 28.02	431,227	9.14	27.90	62,683	27.82
33.38 – 47.31	320,249	8.13	43.76	144,620	43.81
59.00 – 59.00	21,750	7.74	59.00	1 2,149	59.00

$ 0.17 – $59.00	2,226,823	8.09	$23.11	906,589	$18.56

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted in fiscal 2002, 2001 and 2000 was $17.33, $13.83 and $22.62, respectively. Options exercisable were 906,589, 733,746 and 480,964 as of September 30, 2002, 2001 and 2000, respectively.

Employee Purchase Plan.    The Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings, through accumulated payroll deductions, toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the two-year offering period or the purchase date. Compensation expense of $481,000 was recorded in fiscal 2000 in connection with the plan. In fiscal 2002, 2001 and 2000, employees purchased 48,087, 41,892 and 98,019 shares, respectively. At September 30, 2002, 528,254 shares were reserved and available for issuance under the plan. The weighted-average fair value of shares issued in fiscal 2002, 2001 and 2000 was $16.92, $19.32 and $3.57, respectively.

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

	2002	2001	2000
Stock option plan:
Expected stock price volatility	0.96	1.02	0.94
Risk free interest rate	3.21%	4.55%	6.15%
Expected life of options (years)	3	3	3
Stock purchase plan:
Expected stock price volatility	0.99	1.02	0.81
Risk free interest rate	3.13%	4.85%	5.36%
Expected life of plan (years)	1.7	2	2

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options.

For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information for the years ended September 30, 2002, 2001 and 2000 is as follows:

	Year ended September 30,
	2002	2001	2000
	(in thousands, except per share data)
Pro forma net income (loss)	$(30,767)	$(20,226)	$8,650
Pro forma earnings (loss) per share:
Basic	$(1.93)	$(1.55)	$0.72
Diluted	$(1.93)	$(1.55)	$0.66

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma effect on net income and earnings per share for fiscal 2002, 2001 and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

Other Employee Benefits Plans.    The Company has a retirement savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. In fiscal 2001 and 2000, but not fiscal 2002, the Company matched 50% on the first 7% up to $3,500 per year of an eligible employee’s contribution. The total charge to operations under the 401(k) program was $0, $389,000 and $245,000 in fiscal 2002, 2001 and fiscal 2000, respectively.

Shares Reserved.    The Company has reserved shares of common stock for future issuance as follows:

September 30, 2002
Stock options outstanding	2,226,823
Stock options, available for grant	343,484
Shares for employee stock purchase plan	528,254
Warrants	28,766

Total	3,127,327

NOTE 9—Legal Proceedings

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

The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, a former officer of Photon, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. Plaintiff seeks damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell Photon stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint. Defendants’ motion to dismiss is pending and scheduled to be heard in January of 2003. The Company believes the plaintiff’s case is without merit and intends to defend this action vigorously. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition or results of operations.

The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Tora-Lira, No. CO202563PJH filed on May 28, 2002 in the U.S. District Court for the Northern District of

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California, County of Santa Clara. The Company is alleging infringement of a U.S. Patent owned by it and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. The Company believes that the counterclaims are without merit and intends to vigorously contest the counterclaims. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

NOTE 10—Commitments and Contingencies

The Company leases its San Jose and Aliso Viejo, California facilities under non-cancelable operating leases that expire at various times through fiscal 2004, with renewal options at fair market value for an additional five-year period. In fiscal 2002, the Company renewed the lease on its Markham, Ontario (Canada) facilities under non-cancelable operating leases that expire at various times through fiscal 2007, with renewal options at fair market value for an additional five-year period. The Company leases its Austin, Texas facility under a non-cancelable operating lease that expires at various times through fiscal 2005, with renewal options at fair market value for an additional five-year period. The Company also leases office facilities in various foreign locations under non-cancelable operating leases that range in terms from two to three years. The Company also leases equipment under operating leases.

Total rent expense under all operating leases was $1.6 million, $1.6 million and $1.3 million for the years ended September 30, 2002, 2001 and 2000, respectively.

Future minimum lease commitments under operating leases at September 30, 2002, net of sublease income, are $2.1 million, $2.1 million, $2.2 million, $2.5 million, and $600,000 in fiscal 2003 through 2007, respectively. Sublease income is $509,000, $525,000 and $176,000 in fiscal 2003, 2004 and 2005, respectively.

NOTE 11—Segment Reporting and Geographic Information

The Company conducts business in three operating segments: flat panel display products; printed circuit board assembly inspection products (also known as “surface mount technology products”); and cathode ray tube display and high quality glass inspection products. The Company’s flat panel display products include test, repair and inspection equipment. The Company’s flat panel display test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company’s flat panel display products gather comprehensive data that enable flat panel display manufacturers to control and refine their manufacturing processes. The Company’s printed circuit board assembly products enable printed circuit board assembly manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company’s cathode ray tube display and high quality glass inspection products allow cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

The Company’s management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant intersegment sales or transfers, and the majority of the Company’s long-lived assets are located in the U.S. The Company’s principal customers are primarily Asian-based flat panel display and cathode ray tube display manufacturers.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sells its products for the flat panel display industry directly to customers in Korea and Taiwan and through a distributor, Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”), in Japan. The Company sells its products for the cathode ray tube display and high quality glass industries directly, except in Japan where a sales representative is used. The Company sells its products for the printed circuit board assembly industry primarily through sales representatives and distributors.

A significant portion of the segments’ expenses currently arise from shared services and infrastructure provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses include sales and marketing, field service, finance, human resource, information technology services and other corporate infrastructure costs. These expenses are allocated to the segments and the allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Company does not allocate interest and other income, interest and other expenses or taxes to operating segments. Accounting policies for segment reporting are the same as for the Company as a whole.

The Company’s operating segments consist of the following:

	Flat Panel Display Products	Printed Circuit Board Assembly Products	CRT Display and High Quality Glass Products	Total
	(in thousands)
Year ended September 30, 2002:
Revenue from external customers	$49,342	$12,366	$7,518	$69,226
Income (loss) from operations	1,584	(22,489)	(3,725)	(24,630)
Identifiable assets	211,119	30,610	7,430	249,159
Long-lived assets	15,891	20,054	1,475	37,420
Goodwill impairment charge	—	11,200	—	11,200
Intangible asset write-off	—	1,017	—	1,017
In process research and development	410	244	—	654
Restructure charges	—	2,551	—	2,551
Amortization of intangibles	—	1,042	—	1,042

Year ended September 30, 2001:
Revenue from external customers	$38,319	$18,107	$14,657	$71,083
Income (loss) from operations	(7,304)	(2,126)	(2,092)	(11,522)
Identifiable assets	109,537	41,920	7,178	158,635
Long-lived assets	12,921	29,688	1,601	44,210
In process research and development	—	1,323	—	1,323
Restructure charges	976	—	253	1,229
Amortization of intangibles	—	239	—	239

Year ended September 30, 2000:
Revenue from external customers	64,221	18,013	12,523	94,757
Income (loss) from operations	11,994	1,822	(1,262)	12,554
Identifiable assets	134,859	9,698	10,497	155,054
Long-lived assets	4,458	166	1,543	6,167

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographical area as follows:

	Year ended September 30,
	2002	2001	2000
	(in thousands)
United States	$11,068	$12,333	$2,549
Canada	1,226	1,601	1,543
Other	110	112	19

Total	$12,404	$14,046	$4,111

Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Year ended September 30,
	2002	2001	2000
	(percent of revenue)
LG Philips LCD Co., Ltd.	39%	14%	25%
Quanta Display Inc.	*	14%	*
IHI	*	13%	*
Unipac Optoelectronics Corporation	*	*	12%
Samsung America, Inc.	*	*	11%
Hyundai Electronics Industries Co., LTD	*	*	11%

*	Customer accounted for less than 10% of total revenue for the period.

The following is a summary of revenue by geographic area based on location where the product was shipped:

	Year ended September 30,
	2002	2001	2000
	(in thousands)
Revenue:
Korea	$28,602	$13,076	$40,576
Taiwan	18,087	19,880	16,632
United States	9,678	15,275	17,480
Japan	4,738	9,357	6,649
Europe	2,787	2,834	2,308
China	2,513	7,243	6,968
Canada	955	2,124	2,759
Other	1,866	1,294	1,385

Total	$69,226	$71,083	$94,757

Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	September 30,
	2002	2001
	(percent of gross accounts receivable)
LG Philips LCD Co., Ltd.	32%	27%
Unipac Optoelectronics Corporation	18%	11%
Quanta Display, Inc.	*	21%

*	Customer accounted for less than 10% of total gross accounts receivable for the period.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended September 30,
	2002	2001	2000
	(in thousand, except per share datas)
Numerator:
Net income (loss) for basic and diluted earnings per share	$(21,802)	$(13,127)	$13,535

Denominator:
Weighted average shares for basic net income per share	15,923	13,165	11,949
Effect of dilutive securities:
Employee stock options	—	—	1,037
Warrants	—	—	64

Weighted average shares for diluted net income per share	15,923 (1)	13,165 (1)	13,050

Basic net income (loss) per share	$(1.37)	$(1.00)	$1.13
Diluted net income (loss) per share	$(1.37)	$(1.00)	$1.04

(1)
The effect of dilutive securities from employee stock options and warrants of 868,000 and 785,000 shares at September 30, 2002 and 2001, respectively was not included in the computation of diluted earnings per share as the effect is antidilutive.

NOTE 13—Related Party Transactions

A full recourse loan of $250,000 plus accrued interest of $28,000 and $10,000 at September 30, 2002 and 2001, respectively is outstanding from an officer of the Company. The loan is secured by shares of the Company’s stock held by the individual. There were no loans due from any other employees of the Company as of September 30, 2002 and 2001. Loans were due from directors and officers of Photon Dynamics Canada, Inc. of $86,000 and from employees of $4,000 as of September 30, 2000. These loans were made pursuant to employment agreements or other terms of employment and were all repaid during fiscal year 2001.

NOTE 14—Government Advances to Photon Dynamics Canada, Inc., a Wholly-owned Subsidiary

Photon Dynamics Canada, Inc. has a loan payable of approximately $341,000 to the National Research Council of Canada (NRC). The loan amount was advanced to IPS under a program for pre-commercialization assistance in the development of glass inspection technology. Under this agreement, IPS will repay the NRC based on a percentage of gross revenue earned, on a quarterly basis, beginning on October 1, 2002 and up to and including July 1, 2004. The amount repayable to NRC is capped at 150% of the contribution amount received by IPS.

NOTE 15—Subsequent Events

On October 22, 2002, we purchased certain assets from Intevac, Inc. (“Intevac”) for approximately $20.0 million in cash and assumed certain liabilities related to Intevac’s Rapid Thermal Processing (“RTP”) Division. The funds used to purchase the assets of Intevac came directly out of our working capital. The Intevac assets acquired, including personnel, technology and inventory, were used by Intevac in the design, manufacture and sale of equipment used for activating low temperature poly-silicon films during the manufacturing process for flat panel displays.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—Quarterly Consolidated Results of Operations (Unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal years 2002 and 2001:

	Three months ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
	(in thousands, except per share data)
Revenue	$14,205	$17,297	$19,320	$18,404
Cost of revenue	9,211	10,068	10,952	9,799

Gross margin	4,994	7,229	8,368	8,605
Operating expenses:
Research and development	3,925	4,201	4,803	5,890
Selling, general and administrative	4,667	4,994	4,064	4,818
Goodwill impairment charge	—	—	—	11,200
Write-off of purchased intangible assets	—	—	—	1,017
Restructuring charges	—	—	—	2,551
Acquired in-process research and development	—	—	—	654
Amortization of intangible assets	287	286	287	182

Total operating expenses	8,879	9,481	9,154	26,312

Loss from operations	(3,885)	(2,252)	(786)	(17,707)
Interest income and other, net	522	639	903	849

Income (loss) before income taxes	(3,363)	(1,613)	117	(16,858)
Provision for income taxes	—	—	—	85

Net income (loss)	$(3,363)	$(1,613)	$117	$(16,943)

Earnings (loss) per share:
Basic	$(0.24)	$(0.10)	$0.01	$(1.00)

Diluted	$(0.24)	$(0.10)	$0.01	$(1.00)

Weighted average number of shares:
Basic	13,929	15,746	17,031	16,991
Diluted	13,929	15,746	17,999	16,991

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001
	(in thousands, except per share data)
Revenue	$23,869	$23,385	$13,436	$10,393
Cost of revenue	12,846	14,275	8,103	6,829

Gross margin	11,023	9,110	5,333	3,564
Operating expenses:
Research and development	4,499	4,636	3,753	4,234
Selling, general and administrative	4,691	4,657	3,918	5,048
Restructuring charges	—	—	—	1,229
Acquired in-process research and development	—	—	—	1,323
Non-recurring acquisition charges	2,325	—	—	–
Amortization of intangible assets	—	—	—	239

Total operating expenses	11,515	9,293	7,671	12,073
Loss from operations	(492)	(183)	(2,338)	(8,509)
Interest income and other, net	1,680	1,577	1,066	685

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,188	1,394	(1,272)	(7,824)
Provision (benefit) for income taxes	518	191	(241)	(415)

Income (loss) before cumulative effect of change in accounting principle	670	1,203	(1,031)	(7,409)
Cumulative effect of change in accounting principle, net of tax benefit	(6,560)	—	—	—

Net income (loss)	$(5,890)	$1,203	$(1,031)	$(7,409)

Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.05	$0.09	$(0.08)	$(0.54)
Diluted	$0.05	$0.09	$(0.08)	$(0.54)
Loss per share from the cumulative effect of change in accounting principle, net of tax benefit:
Basic	$(0.50)	$—	$—	$—

Diluted	$(0.50)	$—	$—	$—

Net earnings (loss) per share:
Basic	$(0.45)	$0.09	$(0.08)	$(0.54)

Diluted	$(0.45)	$0.09	$(0.08)	$(0.54)

Weighted average number of shares:
Basic	12,965	12,972	13,014	13,705
Diluted	12,965	13,659	13,014	13,705

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Ernst & Young LLP on accounting and financial disclosure required to be reported under this Item 9.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by Ernst & Young LLP, the Company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. In the period covered by this filing, the Audit Committee approved the following non-audit services currently being rendered to the Company by Ernst & Young LLP, or to be rendered to the Company by Ernst & Young LLP:

—	preparation of tax returns, and tax advice in preparing for and in connection therewith;

—
all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with the Company’s filings with the Securities and Exchange Commission;

—	assisting the Company in connection with its financial and tax structuring and due diligence for two acquisitions contemplated at that time;

—	services rendered, and currently proposed to be rendered, in connection with the formation of a new subsidiary in China; and

—	accounting advice on the proper recording of various transactions entered into, or to be entered into, by the Company.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2002 Annual Meeting of Shareholders to be held on January 22, 2003 (the “Proxy Statement”), and the information included therein is incorporated herein by reference.

Item 10.     Directors and Executive Officers of the Registrant

Information with respect to Directors and Executive Officers may be found in “Executive Officers of the Registrant” at the end of Item 1 of this Annual Report on Form 10-K and in the sections entitled “Proposal 1— Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item will be incorporated herein by reference from the Proxy Statement under the heading “Executive Compensation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be incorporated herein by reference from the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item will be incorporated herein by reference from the Proxy Statement under the heading “Certain Transactions.” Such information is incorporated herein by reference.

Item 14.     Controls and Procedures

(a) The Company’s chief executive officer and chief financial officer have concluded, subject to the limitations on the effectiveness of the controls described below, that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations on the Effectiveness of Controls.    The Company’s management, including its chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected.

PART IV

Item 15.     Exhibits, Financial Statement, Schedules, and Reports on Form 8-K

(a)   1.  Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this annual report on Form 10-K. All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Schedule II

PHOTON DYNAMICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year ended September 30,
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2002	$1,897	111	—	542	$1,466
2001	$1,751	147	—	1	$1,897
2000	$1,366	17	419	51	$1,751

3.  Exhibits

Number	Exhibit
2.1(O)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Pharaoh Acquisition Corp. and CR Technology, Inc., dated August 10, 1999.

2.2(P)	Acquisition Agreement for Plan of Arrangement by and among the Registrant, Photon Dynamics Nova Scotia Company and Image Processing Systems Inc. dated September 27, 2000.

2.3(E)
Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.

2.4(L)	Asset Purchase Agreement between the Registrant and ART Advanced Research Technologies Inc., dated July 2, 2002.

3.1(I)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(C)	Bylaws of the Registrant and amendments thereto.

3.3(H)	Certificate of Determination of Series A1 Preferred Stock of the Registrant.

3.4(I)	Certificate of Amendment to Articles of Incorporation of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(A)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.

10.2(A)	1987 Stock Option Plan and Form of Stock Option Agreement.

10.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.

10.3.2(I)	First Amendment to Lease between Mission West Properties, L.P. II and Registrant dated December 7, 2001.

10.4(A)
Sales Agent Agreement between the Registrant, K.K. Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992, the amendment thereto dated November 17, 1993 and the modification agreement related thereto dated January 1, 1995.

10.5(A)	License Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992 and the addendum thereto dated November 11, 1993.

10.6(A)	Commercialization Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992 and the amendment thereto dated November 17, 1993.

10.7(B)	Agreement Regarding Change of Control between the Registrant and Vincent Sollitto dated July 1, 1996.

10.8(D)	Agreement Regarding Change of Control between the Registrant and Richard Dissly dated November 1, 1998.

10.9(D)	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated October 15, 1995.

10.10(Q)	Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc., dated May 21, 1999.

10.11(Q)	First Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.

10.12(Q)	Second Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.

10.13(F)	Agreement for Purchase and Sale of Commercial Property between the Registrant and Integrated Power Chip Corporation dated February 12, 2001.

Number	Exhibit
10.14(F)	Promissory Note from Bruce P. Delmore Dated March 5, 2001.

10.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.

10.16(Q)	Series E Stock Purchase Warrant for Leader Technologies LTD, dated March 1, 2000.

10.17(J)	Manufacturing Services Agreement, dated as of December 10, 2001 by and between the Registrant and Sanmina-SCI Corporation.

10.18(I)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.

10.19(I)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.

10.20(M)	1995 Stock Option Plan, as amended.

10.21(M)	1995 Employee Stock Purchase Plan, as amended.

10.22(N)	2001 Equity Incentive Plan, as amended.

10.23(K)	Employment Agreement for Kenneth Wawrew dated October 13, 2000.

10.24	Lease Agreement between North American Resort Properties, Inc. and CR Technology, Inc. dated as of May 1999.

10.25.1	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.

10.25.2	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (included on the signature pages hereto).

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Key to Exhibits:
(A)
Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.

(B)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(D)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 as filed with the SEC on October 27, 1999, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2001, and incorporated herein by reference.
(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the SEC on May 4, 2001, and incorporated herein by reference.
(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on January 24, 2001, and incorporated herein by reference.
(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2000, and incorporated herein by reference.
(I)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(J)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(K)
Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2000 as filed with SEC on February 13, 2001, and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 29, 2002, and incorporated herein by reference.
(M)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90332) as filed with the SEC on June 12, 2002, and incorporated herein by reference.
(N)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-97037) as filed with the SEC on July 24, 2002, and incorporated herein by reference.
(O)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.
(P)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.
(Q)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC on December 6, 2001, and incorporated here by reference.

After reasonable effort, the Company has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of their report contained in this Annual Report in the registration statements on Form S-8, File No. 33-99582; Form S-8, File No. 333-95479; Form S-8, File No. 333-72761; Form S-8, File No. 333-51413; Form S-8, File No. 333-05283, Form S-8, File No. 333-54254, Form S-8, File No. 333-90332 and Form S-8, File No. 333-97037, and the Company has dispensed with the requirement to file their consent in reliance on Rule 437(a) promulgated under the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP incorporated by reference herein or any omissions to state a material fact required to be stated therein.

(b)  Reports on Form 8-K

On July 22, 2002, we filed a Current Report on Form 8-K to announce under “Item 2. Acquisition or Disposition of Assets” the completion of the purchase of certain assets from ART Advanced Research Technologies Inc. (“ART”) and certain financial information under “Item 7. Financial Statements and Exhibits” of ART and pro forma financial statements.

On July 29, 2002, we filed an Amendment No. 1 to our Current Report on Form 8-K filed on July 22, 2002, to correct an exhibit appended to such Current Report.

On August 28, 2002, we filed a Current Report on Form 8-K to announce under “Item 5. Other Events” our stock repurchase program authorizing the repurchase up to an aggregate of $25 million of our common stock pursuant to a 10b5-1 plan adopted by us.

On September 20, 2002, we filed an Amendment No. 2 to our Current Report on Form 8-K filed on July 22, 2002 to announce under “Item 2. Acquisition or Disposition of Assets” the completion of the purchase of certain assets from ART Advanced Research Technologies Inc. (“ART”) and certain financial information under “Item 7. Financial Statements and Exhibits” of ART and pro forma financial statements.

(c)  Exhibits

See Item 15(a) above.

(d)  Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ VINCENT F. SOLLITTO
Vincent F. Sollitto President, Chief Executive Officer and Director

Dated: December 11, 2002

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

Signature	Title	Date

/s/ VINCENT F. SOLLITTO Vincent F. Sollitto	President, Chief Executive Officer and Director (Principal Executive Officer)	December 11, 2002

/s/ RICHARD L. DISSLY Richard L. Dissly	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 11, 2002

/s/ E. FLOYD KVAMME	Chairman of the Board and Director	December 11, 2002
E. Floyd Kvamme

/s/ RICHARD P. BECK	Director	December 11, 2002
Richard P. Beck

/s/ NICHOLAS BRATHWAITE	Director	December 11, 2002
Nicholas Brathwaite

/s/ MICHAEL J. KIM	Director	December 11, 2002
Michael J. Kim

/s/ ELWOOD SPEDDEN	Director	December 11, 2002
Elwood Spedden

/s/ MALCOLM J. THOMPSON	Director	December 11, 2002
Malcolm J. Thompson

CERTIFICATIONS

I, Vincent F. Sollitto, certify that:

1.  I have reviewed this annual report on Form 10-K of Photon Dynamics, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ VINCENT F. SOLLITTO
Vincent F. Sollitto President and Chief Executive Officer

Date:  December 11, 2002

I, Richard L. Dissly, certify that:

1.  I have reviewed this annual report on Form 10-K of Photon Dynamics, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard L. Dissly
Richard L. Dissly Secretary and Chief Financial Officer

Date:  December 11, 2002

EXHIBIT INDEX

Number	Exhibit
2.1(O)	Agreement and Plan of Merger and Reorganization by and among the Registrant, Pharaoh Acquisition Corp. and CR Technology, Inc., dated August 10, 1999.

2.2(P)	Acquisition Agreement for Plan of Arrangement by and among the Registrant, Photon Dynamics Nova Scotia Company and Image Processing Systems Inc. dated September 27, 2000.

2.3(E)
Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.

2.4(L)	Asset Purchase Agreement between the Registrant and ART Advanced Research Technologies Inc., dated July 2, 2002.

3.1(I)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(C)	Bylaws of the Registrant and amendments thereto.

3.3(H)	Certificate of Determination of Series A1 Preferred Stock of the Registrant.

3.4(I)	Certificate of Amendment to Articles of Incorporation of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(A)	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.

10.2(A)	1987 Stock Option Plan and Form of Stock Option Agreement.

10.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.

10.3.2(I)	First Amendment to Lease between Mission West Properties, L.P. II and Registrant dated December 7, 2001.

10.4(A)
Sales Agent Agreement between the Registrant, K.K. Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992, the amendment thereto dated November 17, 1993 and the modification agreement related thereto dated January 1, 1995.

10.5(A)	License Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992 and the addendum thereto dated November 11, 1993.

10.6(A)	Commercialization Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992 and the amendment thereto dated November 17, 1993.

10.7(B)	Agreement Regarding Change of Control between the Registrant and Vincent Sollitto dated July 1, 1996.

10.8(D)	Agreement Regarding Change of Control between the Registrant and Richard Dissly dated November 1, 1998.

10.9(D)	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated October 15, 1995.

10.10(Q)	Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc., dated May 21, 1999.

10.11(Q)	First Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.

10.12(Q)	Second Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.

10.13(F)	Agreement for Purchase and Sale of Commercial Property between the Registrant and Integrated Power Chip Corporation dated February 12, 2001.

10.14(F)	Promissory Note from Bruce P. Delmore Dated March 5, 2001.

Number	Exhibit
10.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.

10.16(Q)	Series E Stock Purchase Warrant for Leader Technologies LTD, dated March 1, 2000.

10.17(J)	Manufacturing Services Agreement, dated as of December 10, 2001 by and between the Registrant and Sanmina-SCI Corporation.

10.18(I)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.

10.19(I)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.

10.20(M)	1995 Stock Option Plan, as amended.

10. 21(M)	1995 Employee Stock Purchase Plan, as amended.

10.22(N)	2001 Equity Incentive Plan, as amended.

10.23(K)	Employment Agreement for Kenneth Wawrew dated October 13, 2000.

10.24	Lease Agreement between North American Resort Properties, Inc. and CR Technology, Inc. dated as of May 1999.

10.25.1	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.

10.25.2	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (included on the signature pages hereto).

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Key to Exhibits:
(A)
Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.

(B)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(D)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 as filed with the SEC on October 27, 1999, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2001, and incorporated herein by reference.
(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the SEC on May 4, 2001, and incorporated herein by reference.
(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on January 24, 2001, and incorporated herein by reference.
(H)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2000, and incorporated herein by reference.
(I)
Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(J)
Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(K)
Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 as filed with the SEC on February 13, 2001 and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 29, 2002, and incorporated herein by reference.
(M)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-90332) as filed with the SEC on June 12, 2002, and incorporated herein by reference.
(N)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-97037) as filed with the SEC on July 24, 2002, and incorporated herein by reference.
(O)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.
(P)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.
(Q)
Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC on December 6, 2001, and incorporated here by reference.

After reasonable effort, the Company has not been able to obtain the consent of Arthur Andersen LLP to the incorporation by reference of their report contained in this Annual Report in the registration statements on Form S-8, File No. 33-99582, Form S-8, File No. 333-95479, Form S-8, File No. 333-72761, Form S-8, File No. 333-51413, Form S-8, File No. 333-05283, Form S-8, File No. 333-54254, Form S-8, File No. 333-90332 and Form S-8, File No. 333-97037, and the Company has dispensed with the requirement to file their consent in reliance on Rule 437(a) promulgated under the Securities Act. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report in these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP incorporated by reference herein or any omissions to state a material fact required to be stated therein.