Form 10-Q
period 2002-12-31
PHOTON DYNAMICS INC
filed 2003-02-14
CIK 1002663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27234

_____________________

PHOTON DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3007502 (I.R.S. Employer Identification No.)

17 Great Oaks Blvd.
San Jose, California 95119
(Address of principal executive offices including zip code)
(408) 360-3550
(Registrant’s telephone number, including area code)

_____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☒   No ☐

          As of January 31, 2003 there were 15,917,800 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,030	$25,580
Short-term investments	108,082	144,563
Accounts receivable, net	24,285	16,579
Inventories	19,150	18,650
Other current assets	7,088	6,367

Total current assets	176,635	211,739
Land, property and equipment, net	11,957	12,404
Other assets	2,666	2,925
Intangible assets, net	6,951	3,554
Goodwill	10,865	18,537

Total assets	$209,074	$249,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,429	$10,610
Other current liabilities	10,850	10,637
Deferred revenue	723	304

Total current liabilities	19,002	21,551
Other liabilities	1,319	1,465
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	276,326	288,833
Accumulated deficit	(88,518)	(63,500)
Accumulated other comprehensive income	945	810

Total shareholders’ equity	188,753	226,143

Total liabilities and shareholders’ equity	$209,074	$249,159

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,

	2002	2001

	(in thousands, except
	per share data)
Revenue	$21,727	$14,205
Cost of revenue	13,940	9,211

Gross margin	7,787	4,994
Operating expenses:
Research and development	5,722	3,925
Selling, general and administrative	4,801	4,667
Goodwill impairment charge	15,083	—
Impairment of purchased intangibles and long-lived assets	5,708	—
Acquired in-process research and development	1,849	—
Amortization of intangible assets	455	287

Total operating expenses	33,618	8,879

Loss from operations	(25,831)	(3,885)
Interest income and other, net	813	522

Net loss	$(25,018)	$(3,363)

Net loss per share:
Basic and diluted	$(1.55)	$(0.24)

Weighted average number of shares:
Basic and diluted	16,156	13,929

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 31,

	2002	2001

	(in thousands)
Cash flows from operating activities:
Net loss	$(25,018)	$(3,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	665	890
Amortization of intangible assets	755	287
Acquired in-process research and development	1,849	—
Goodwill impairment charge	15,083	—
Impairment of purchased intangibles and long-lived assets	5,708	—
Changes in assets and liabilities:
Accounts receivable	(7,112)	1,776
Inventories	(678)	(996)
Other current assets	1,171	(230)
Other assets	129	304
Accounts payable	(3,181)	(989)
Other current liabilities	(772)	(938)
Deferred revenue	419	(924)

Net cash used in operating activities	(10,982)	(4,183)

Cash flows from investing activities:
Purchase of property and equipment	(666)	(738)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	(20,000)	—
Purchase of short-term investments	(134,785)	(137,490)
Redemption of short-term investments	171,314	136,864

Net cash provided by (used in) investing activities	15,863	(1,364)

Cash flows from financing activities:
Issuance of common stock, net	868	1,162
Repurchase of common stock	(13,375)	—
Repayment of lease obligations	(11)	(12)

Net cash provided by (used in) financing activities	(12,518)	1,150

Effect of exchange rate changes on cash and cash equivalents	87	150

Net decrease in cash and cash equivalents	(7,550)	(4,247)
Cash and cash equivalents at beginning of period	25,580	16,528

Cash and cash equivalents at end of period	$18,030	$12,281

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

          The condensed consolidated balance sheet as of September 30, 2002 is derived from the Company’s audited consolidated financial statements as of September 30, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Revenue Recognition.

          The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

          The Company accounts for certain of its product sales, including sales to a value added reseller, in its flat panel display and cathode ray tube display and high quality glass inspection product segments as arrangements with multiple deliverables. For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. The Company recognizes all other product sales upon customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment. The Company generally recognizes revenue from the sale of its printed circuit board assembly inspection products upon shipment, as such product sales are not subject to customer acceptance provisions.

          The Company records a provision for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, additional provisions may be required.

Recent Accounting Pronouncements

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with the provisions of FASB Statement No. 123 “Accounting for Stock Based Compensation”. In addition, FAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. As permitted by FAS 148, the Company is adopting the disclosure provisions of FAS 148 beginning with the second quarter of fiscal 2003.

NOTE 2—Inventories

          Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

	December 31,	September 30,
	2002	2002

	(in thousands)
Raw materials	$6,728	$6,782
Work-in-process	8,337	7,008
Finished goods	4,085	4,860

Total	$19,150	$18,650

NOTE 3—Other Current Liabilities

          The components of other current liabilities were as follows:

	December 31,	September 30,
	2002	2002

	(in thousands)
Warranty (see Note 10)	$2,867	$2,383
Compensation	3,388	4,094
Commissions	965	998
Acquisition charges	316	494
Due to Akcron shareholders	1,642	1,642
Other accrued expenses	1,672	1,026

Total	$10,850	$10,637

NOTE 4—Acquisitions

          In November 2002, the Company acquired certain assets relating to rapid thermal processing technology (the “RTP Assets”) from Intevac, Inc. (“Intevac”). The acquired technology is used to activate low temperature poly-silicon films during the manufacturing process for flat panel displays and expands the Company’s product offerings to its current customer base into process equipment. As such, this acquisition is being included in our flat panel display segment. The purchase price was $20.0 million of cash, of which $18.0 million was paid to Intevac at closing and an additional $2.0 million was placed into escrow, which can be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period as follows; $1.2 million related to the attainment of a certain level of sales by Photon of equipment included in the RTP Assets acquired from Intevac, $500,000 related to the re-issuance of a former rapid thermal processing patent in Japan for certain acquired technology and $300,000 for indemnification and reimbursement should Intevac breach any representations and warranties under the acquisition agreement. The Company’s preliminary allocation of the purchase consideration (see below) excludes the contingent consideration of $2.0 million and accordingly, amounts allocated to goodwill may increase based on the outcome of these events. In addition, the Company assumed approximately $350,000 of liabilities and incurred approximately $500,000 in acquisition related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable assets acquired primarily included accounts receivable, inventory and fixed assets. The funds used to purchase the RTP Assets came out of the Company’s working capital.

          The acquisition of the RTP Assets was accounted for under the purchase method of accounting. The purchase price was allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The value attributed to backlog is related to purchase orders that had been received prior to the close of the acquisition, determined as the expected discounted cash flow resulting from the revenue related to the shipment of such orders, less normal profit margins.

          The value of in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway as of the acquisition date and that will, after the applicable closing date, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of in-process research and development has been included in the Company’s results of operations.

          The Company applied discount factors to the projected cash flows of the technology in order to determine the present value, based on discount rates with inherent risk and expected growth of the developed, core and in-process technologies. The discount rates used were 15%, 20% and 25% for the developed, core and in-process technologies, respectively.

          A summary of the preliminary allocation of the purchase price is as follows:

RTP

(in thousands)
Acquired core technology	$3,764
Acquired developed technology	2,673
Backlog	557
Acquired in-process research and development	1,849
Goodwill	7,386
Net fair value of acquired tangible assets and assumed liabilities	2,621

Total	$18,850

          The acquired core technology and acquired developed technology are being amortized over a five-year life. Backlog is amortized to cost of sales at the time revenue is recognized for the related customer order.

NOTE 5–Impairment of Goodwill and Other Long-Lived Assets

          In accordance with FAS 142, the Company is required to review goodwill for impairment of value, at least annually, and in certain circumstances between annual tests if there are indicators of impairment. The goodwill impairment test involves a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. In the first quarter of fiscal 2003, based on further deterioration of business conditions from the fourth quarter of fiscal 2002 when the Company recorded impairment of goodwill, the Company performed an interim analysis of the fair value of the printed circuit board assembly reporting unit. As a result of this analysis, the Company determined that the remaining goodwill was impaired and recorded an impairment charge of $15.1 million in the quarter ended December 31, 2002. The valuation was done as of December 31, 2002, using established valuation techniques, specifically, the income and market approaches.

          Changes in the carrying amount of goodwill for the three months ended December 31, 2002 by reportable segment, are as follows:

	Flat Panel	Printed Circuit Board
	Display	Assembly Inspection	Total

		(in thousands)
Balance as of September 30,2002	$3,454	$15,083	$18,537
Goodwill acquired during the period	$7,386	—	$7,386
Adjustment to goodwill	25	—	25
Goodwill impairment charge	—	(15,083)	(15,083)

Balance as of December 31, 2002	$10,865	$0	$10,865

           In accordance with Statement of Financial Accounting Standards No. 144, “Impairment of Long-Lived Assets,” (“FAS 144”) the Company performs tests for impairment of its long-lived assets, including intangible assets whenever events or circumstances suggest that such assets may be impaired. FAS 144 requires the Company to assess whether the carrying value is recoverable from undiscounted future cash flows. If the assets are not recoverable, the impairment is calculated by the difference between the carrying value of the assets and their fair value which is generally determined based on discounted future cash flows. Accordingly, in the first quarter of fiscal 2003, based on certain indicators of impairment in the printed circuit board assembly inspection division, the Company performed an impairment analysis of purchased intangible assets and certain other long-lived assets associated with the printed circuit board assembly inspection reporting unit. As a result, the Company recorded impairment charges of approximately $2.9 million related to the unamortized portion of the acquired developed and core technology intangible assets and approximately $2.9 million related to certain other long-lived assets to reduce the carrying values of purchased intangible assets and other long-lived assets to their respective estimated values.

          Information regarding the Company’s other acquisition related intangible assets is as follows:

	Developed	Core
	Technology	Technology	Patents	Backlog	Total

		(in thousands)
Balance as of September 30, 2002	$557	$2,878	$119	$—	$3,554
Originating from acquisition of business during the quarter	2,673	3,764	—	557	6,994
Amortization during the period	(137)	(311)	(7)	—	(455)
Amortization of backlog during the period	—	—	—	(300)	(300)
Impairment charge	(470)	(2,292)	(80)	—	(2,842)

Balance as of December 31, 2002	$2,623	$4,039	$32	$257	$6,951

NOTE 6—Earnings Per Share

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

	Three months ended
	December 31,

	2002	2001

	(in thousands, except per share data)
Numerator:
Net loss for basic and diluted earnings per share:	$(25,018)	$(3,363)
Denominator:
Weighted average shares for basic net income per share	16,156	13,929
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—
Weighted average shares for diluted net income per share	16,156 (1)	13,929 (1)
Basic and diluted net loss per share:	$(1.55)	$(0.24)

(1) The effect of dilutive securities from employee stock options and warrants to purchase 499,000 shares of common stock for the three-months ended December 31, 2002 and 901,000 for the three-months ended December 31, 2001, was not included in the computation of diluted earnings per share as the effect is anti-dilutive.

NOTE 7—Operations by Industry Segment

          Through December 31, 2002, the Company has conducted business in three operating segments; flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. The Company’s flat panel display products include test, repair, inspection and rapid thermal process equipment. The Company’s flat panel display test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company’s flat panel display test and inspection products gather comprehensive data that enable flat panel display manufacturers to control and refine their manufacturing processes. The Company’s rapid thermal process equipment enables manufacturers of flat panel displays to thermally activate low temperature poly-silicon films at temperatures that would otherwise distort or destroy underlying glass substrates. The Company’s cathode ray tube display and high quality glass inspection products allow cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs. The Company’s printed circuit board assembly inspection products enable printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Beginning in the Company’s second quarter of fiscal 2003, this business segment will be reported as a discontinued operation (see Note 13).

          The Company’s management has determined the operating segments based upon the manner in which the business is managed and operated. There are no significant inter-segment sales or transfers, and the majority of the Company’s long-lived assets are located in the U.S. The Company’s principal customers are primarily Asian-based flat panel display and cathode ray tube display manufacturers.

          The Company sells its products for the flat panel display industry directly to customers in Korea and Taiwan and through a value-added reseller, Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”), in Japan. The Company sells its products for the cathode ray tube display and glass industries directly except in Japan where a sales representative is used. The Company sells its products for the printed circuit board assembly industry primarily through sales representatives and distributors, although in January 2003 the Company has elected to exit the printed circuit board assembly inspection business (see Note 13).

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

          The Company’s operating segments consisted of the following:

	Three months ended
	December 31,

	2002		2001

	(in thousands)
Net sales to external customers:
Flat panel display products	$19,162		$9,172
Printed circuit board assembly inspection products	1,855		2,837
Cathode ray tube display and glass inspection products	710		2,196

Consolidated net sales to external customers	$21,727		$14,205

Operating income (loss):
Flat panel display products	$(2,071	)(1)	$(857)
Printed circuit board assembly inspection products	(23,077	)(2)	(2,609)
Cathode ray tube display and glass inspection products	(683	)(3)	(419)

Consolidated loss from operations	$(25,831)		$(3,885)

(1)	Includes non-recurring charges of $1,849,000 for acquired in-process research and development in connection with the acquisition of the RTP assets.
(2)	Includes non-recurring charges of $20,488,000 for goodwill impairment and impairment of purchased intangibles and long-lived assets.
(3)	Includes non-recurring charges of $303,000 for impairment of long-lived assets.

          Identifiable assets and long-lived assets by operating segments are as follows:

		PrintedCircuit	CRTDisplay
	Flat Panel	Board	and High
	Display	Assembly	QualityGlass
	Products	Products	Products	Total

		(in thousands)
December 31, 2002:
Identifiable assets	$192,870	10,651	$5,553	$209,074
Long-lived assets	31,591	73	775	32,439
September 30, 2002:
Identifiable assets	$211,119	$30,610	$7,430	$249,159
Long-lived assets	15,891	20,054	1,475	37,420

          Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three months ended
	December 31,

	2002	2001

LG Philips LCD Co., Ltd.	43%	57%
Samsung America, Inc.	24%	*
Toppoly	11%	*

          * Customer accounted for less than 10% for the period.

          The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three months ended
	December 31,

	2002	2001

	(in thousands)
Revenue:
Korea	$14,696	$8,335
Taiwan	4,124	1,264
United States	1,956	1,935
Europe	455	1,514
Japan	377	196
China	86	599
Canada	—	11
Other	33	351

Total	$21,727	$14,205

          Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	December 31,	September 30,
	2002	2002

LG Philips LCD Co., Ltd.	32%	32%
Samsung America, Inc.	21%	*

          * Customer accounted for less than 10% for the period.

NOTE 8—Comprehensive Income

          The components of comprehensive income were as follows:

	Three months ended
	December 31,

	2002	2001

	(in thousands)
Net loss	$(25,018)	$(3,363)
Other comprehensive income:
Change in unrealized gain on investments	48	(61)
Currency translation adjustments	87	150

Other comprehensive income (loss)	135	89

Total comprehensive loss	$(24,883)	$(3,274)

NOTE 9—Restructure Charges

          During the fourth quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its workforce, consolidate and close certain facilities and write-off related fixed assets in accordance with a management approved plan. The Company recorded a restructuring charge of $2.6 million, which was comprised of approximately $550,000 for employee severance and related benefits,$1.3 million related to excess facilities and $700,000 of abandoned assets with no future economic benefit. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through December 2006. As of December 31, 2002, the remaining liability associated with the restructuring plan is $1.4 million, consisting of approximately $200,000 of employee related costs and $1.2 million of operating lease obligations associated with excess facilities. Management expects to settle all employee severance and related benefits by the end of the second quarter of fiscal 2003. There have been no adjustments to the liability.

          During the fourth quarter of fiscal 2001, the Company implemented a restructuring plan as a result of several initiatives, including the integration of IRSI into the printed circuit board assembly inspection division, the combining of sales and service into one organization and the Company’s continuing strategy to outsource manufacturing. As of December 31, 2002 the remaining liability associated with this restructuring plan is approximately $400,000 which represents contractual payments to be paid to a former executive officer of the Company through March 2004. There have been no adjustments to the liability.

NOTE 10—Warranty Obligations

          The Company generally offers warranty coverage for a period of one year from the date of final customer acceptance. Upon product shipment, the Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment. Factors that affect the Company’s warranty liability include the number of installed units under warranty, product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

          Changes in the Company’s product liability during the three month period ended December 31, 2002 are as follows:

December 31,
2002

(in thousands)
Balance at September 30, 2002	$2,383
Estimated warranty cost of new shipments during the period	712
Warranty charges during the period	(515)
Changes in liability for pre-existing warranties, including expirations	137
Liability assumed as a result of the acquisition of the RTP Assets	150

Balance at December 31, 2002	$2,867

NOTE 11—Stock Repurchase Program

          In August 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The 10b5-1 plan, allows the Company to repurchase its shares during a period in which the Company is in possession of material non-public information, provided that the Company communicated share repurchase instructions to the broker at a time when it was not in possession of such material non-public information. During the three-month period ended December 31, 2002, the Company purchased 698,400 shares for an aggregate repurchase price of approximately $13.4 million. Subsequent to December 31, 2002, the Company repurchased an additional 204,632 shares for an aggregate repurchase price of approximately $4.3 million. Total repurchases under the program have been 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million.

NOTE 12—Legal Proceedings

          The Company has been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000. On March 29, 2002, the Company responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. On December 19, 2002, the Company filed a motion for summary judgment. While the Company intends to vigorously contest the action, it cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

          The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, a former officer of Photon, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. Plaintiff seeks damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell Photon stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint. Defendants’ motion to dismiss is pending and scheduled to be heard in March of 2003. The Company believes the plaintiff’s case is without merit and intends to defend this action vigorously. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition or results of operations.

          The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Tora-Lira, No. CO202563PJH filed on May 28, 2002 in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company is alleging infringement of a U.S. Patent owned by it and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. The Company believes that the counterclaims are without merit and intends to vigorously contest the counterclaims. On January 23, 2003, the Company added Shimadzu Corporation to the complaint. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

NOTE 13—Subsequent Events

          In January 2003 the Company implemented a plan to exit the printed circuit board assembly inspection business. Benefits offered to all 46 employees being terminated were determined and communicated in sufficient detail so that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The Company will attempt to sell the assets and to sublease the facilities associated with this business segment, but there can be no assurances that the Company will be successful in recovering any costs associated with this business segment. The Company expects an additional write-off of $10.0 million to $12.0 million related to inventory and other assets in the second quarter of fiscal 2003. Beginning in the Company’s second quarter of fiscal 2003, this business segment will be reported as a discontinued operation and the Company will operate in two segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results” and elsewhere in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on such statements.

          The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2002 contained in our Annual Report on Form 10-K.

Overview

          We are a leading provider of yield management solutions to the flat panel display industry. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process. We recently acquired rapid thermal processing technology which enables manufacturers of flat panel displays to thermally activate low temperature poly-silicon films at temperatures that would otherwise distort or destroy underlying glass substrates. We also offer yield management solutions for cathode ray tube display, cathode ray tube glass and automotive glass industries, collectively referred to as our “cathode ray tube display and high quality glass products.” Through December 31, 2002, we have also offered yield management solutions for the printed circuit board assembly industry. In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. Beginning in our second quarter of fiscal 2003, this business segment will be reported as a discontinued operation and we will operate in two segments.

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

          We account for certain of our product sales, including sales to a value added reseller, in our flat panel display and cathode ray tube display and high quality glass inspection product segments as arrangements with multiple deliverables. For arrangements with multiple deliverables, we recognize revenue for the delivered items if the delivered items have value to the customer on a standalone basis, and the amount of revenue for delivered elements is not subject to refund, we have met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. We allocate revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. We recognize all other product sales upon customer acceptance. We recognize revenue from the sale of spare parts upon shipment. We generally recognize revenue from the sale of out printed circuit board assembly inspection products upon shipment, as such product sales are not subject to customer acceptance provisions.

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

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using currently adjusted standards which approximate actual costs on a first-in, first-out basis. We assess the recoverability of all inventory and purchase commitments to determine whether write-downs are required. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors. If actual demand is lower than our forecast, additional inventory write-downs may be required.

     Warranty Obligations

          Our warranty policy generally states that we will provide warranty coverage for a period of one year from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment. Our warranty obligation is affected by the number of installed units under warranty, product failure rates, material usage rates and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

     Goodwill

          We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards (FAS 142 “Goodwill and Other Intangible Assets”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually and more frequently if indicators of impairment exist. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting unit with recognized goodwill, we make estimates and judgments about the future cash flows of the reporting unit. Our cashflow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) in determining the fair value of the respective businesses. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

     Long-Lived Assets and Intangible Assets

          Intangible assets with finite lives and other long-lived assets are amortized over their estimated useful lives and subject to evaluation for impairment. We review long-lived assets including intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the Company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets including intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

     Restructuring Costs

          We have accounted for restructuring costs incurred prior to December 31, 2002, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates. Future restructuring costs will be accounted for under the Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activites”.

     Contingencies and Litigation

          We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at December 31, 2002.

Results of Operations

          The percentage of net revenue represented by certain line items in our consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three months ended
	December 31,

	2002	2001

Revenue	100%	100%
Cost of revenue	64.2	64.8

Gross margin	35.8	35.2
Operating expenses:
Research and development	26.3	27.6
Selling, general and administrative	22.1	32.9
Goodwill impairment charge	69.4	—
Impairment of purchased intangible and long-lived assets	26.3	—
Acquired in-process research and development	8.5	—
Amortization of intangible assets	2.1	2.0

Total operating expenses	154.7	62.5

Loss from operations	(118.9)	(27.3)
Interest income and other, net	3.7	3.7

Net loss	(115.2)%	(23.6)%

     Revenue

          Revenue for the first quarter of fiscal 2003 was $21.7 million, an increase of $7.5 million or approximately 53% from revenue of $14.2 million for the same quarter of fiscal 2002. The increase is due to an increase of $10.0 million of revenue from flat panel display products resulting from current period customer expansion of manufacturing capacity in the flat panel display segment versus the prior year in which the general economic slowdown impacted all product segments. Included in the $10.0 million increase in flat panel display revenue is $2.1 million of revenue contributed by the rapid thermal processing products acquired in November, 2002 from Intevac Inc., representing approximately 9% of the total flat panel display segment revenue in the first quarter of fiscal 2003. The increase in flat panel display revenue was offset in part by decreases in revenue from printed circuit board assembly inspection and cathode ray tube display and high quality glass products, which continue to be impacted by the general economic slowdown, and for cathode ray tube display, continued displacement by flat panel display products. Sales of flat panel display products were $19.2 million and $9.2 million, or 88% and 65%, of revenue in the three months ended December 31, 2002 and 2001, respectively. Sales of printed circuit board assembly inspection products were $1.9 million and $2.8 million, or 9% and 20%, of revenue in the three months ended December 31, 2002 and 2001, respectively. Sales of cathode ray tube display and high quality glass products were $710,000 and $2.2 million, or 3% and 15%, of revenue in the three months ended December 31, 2002 and 2001, respectively. As a result of our exit from the printed circuit board assembly inspection business, our revenue beginning in the second quarter of fiscal 2003 will not reflect sales of our printed circuit board assembly inspections products.

          International revenue for the first quarter of fiscal 2003 was $19.8 million or 91% of net revenue, compared to $12.3 million or 86% of net revenue for the same quarter of fiscal 2002. The increase in international revenue was primarily from sales of flat panel display products in Korea and Taiwan. International revenue is derived primarily from customers in Korea, Taiwan and Japan.

     Gross Margin

          Gross margin increased slightly to 36% in the first quarter of fiscal 2003 as compared to 35% in the same quarter of fiscal 2002. Gross margin from flat panel display products increased to 40% for the three months ended December 31, 2002 from 38% for the same period of fiscal 2002. This improvement was the result of increased manufacturing efficiencies attributable to higher sales volumes of flat panel display products and favorable product mix offset in part by lower margin on the rapid thermal processing product as a result of amortization of backlog of $300,000. Gross margin from printed circuit board assembly inspection products decreased to (1%) for the three month period ended December 31, 2002 from 18% for the same period of fiscal year 2002. The decrease in printed circuit board assembly inspection products gross margin is the result of lower sales, combined with lower average selling prices brought on by the sluggish economy, pricing pressures and competition. Gross margin from cathode ray tube display and high quality glass products decreased to 24% for the three months ended December 31, 2002 from 47% for the same period of fiscal 2002. The decrease in cathode ray tube display and high quality glass products gross margin is the result of lower sales and manufacturing volumes, resulting in under-absorption of manufacturing overhead. Based on generally lower gross margins with respect to our printed circuit board assembly inspection products, compared to our other products, we expect a positive impact with respect to our overall gross margin due to our exit from the printed circuit board assembly inspection business.

     Research and Development

          Our research and development expenses consist primarily of salaries and related personnel costs, depreciation, non-recurring engineering charges and prototype costs, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of our products. Research and development expenses for the first quarter of fiscal 2003 were $5.7 million, or approximately 26% of net revenue, as compared to $3.9 million, or approximately 28% of net revenue, in the first quarter of fiscal 2002. The increase in research and development in absolute dollars is primarily attributable to higher spending related to our efforts to complete development of the array checker 3500 in the flat panel display segment and salaries and related expenses incurred after the acquisitions of Akcron in September 2002 and certain assets from Intevac, Inc. in November 2002. Beginning in the second quarter of fiscal 2003, we expect our total research and development expenses will be offset by a decrease in research and development expenses related to the printed circuit board assembly inspection business due to our exit from this business.

     Selling, General and Administrative

          Our selling, general and administrative expenses consist primarily of salaries and commissions and related expenses for executive, sales, finance, accounting, and human resources personnel, professional fees, insurance and other corporate expenses. Selling, general and administrative expenses for the first quarter of fiscal quarter 2003 were $4.8 million or approximately 22% of net revenue as compared to $4.7 million or 33% of net revenue in the first quarter of fiscal 2002. Selling, general and administrative expenses for the first quarter of fiscal 2003 have remained relatively flat in absolute dollars as compared to the first quarter of fiscal 2002. Additional headcount and other expenses related to the acquisitions of Akcron in September 2002 and certain assets of Intevac, Inc. in November 2002 have been mostly offset by reduced headcount and other expenses resulting from the restructuring in the fourth quarter of fiscal 2002. Beginning in the second quarter of fiscal 2003, we expect our total selling, general and administrative expenses will be offset by a decrease in selling, general and administrative expenses related to the printed circuit board assembly inspection business due to our exit from this business.

     Impairment of Goodwill

          In the first quarter of fiscal 2003, based on further deterioration of business conditions from the fourth quarter of fiscal 2002 when we recorded impairment of goodwill, we performed an interim analysis of the fair value of the printed circuit board assembly inspection reporting unit. As a result of this analysis, we determined that the remaining goodwill of $15.1 million was impaired. The valuation was done as of December 31, 2002, using established valuation techniques, specifically, the income and market approaches.

     Impairment of Purchased Intangible Assets and Long-lived Assets

          In the first quarter of fiscal 2003, based on certain indicators of impairment in the printed circuit board assembly inspection division, we performed an impairment analysis of purchased intangible assets and certain other long-lived assets associated with the printed circuit board assembly inspection reporting unit. As a result, we recorded impairment charges of approximately $2.9 million related to the un-amortized portion of the acquired developed and core technology intangible assets and approximately $2.9 million related to certain other long-lived assets to reduce the carrying values of purchased intangible assets and other long-lived assets to their respective estimated values.

     Acquired In–Process Research and Development

          In November 2002, we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology used for activating low temperature poly-silicon during the manufacturing process for flat panel displays. The purchase price has been allocated in accordance with FAS 141. including in–process research and development charges of approximately $1.9 million. This was expensed on the acquisition date as it represents ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

          Acquired in-process research and development was identified and valued through interviews with acquired company executives, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing in-process research and development. Projected incremental cash flows were discounted back to their present value using a discount rate of 25%, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. As such, the timing of completion and ultimate commercial application are affected by the successful completion of these activities and ultimately, market acceptance. In-process research and development projects include a new transport system for more efficient handling of larger glass, redesign of the lamphouse for selective heating of the film and enhancement of low oxygen technology. The current percentage of completion on these projects is approximately 5%, with approximately $500,000 of additional expenditures anticipated to complete this development.

     Amortization of Intangibles

          The identified intangible assets (other than goodwill) are being amortized over a two to five year period, commencing on the date of the acquisitions. We have recorded related amortization expense of $455,000 and $287,000 for the three-months ended December 31, 2002 and 2001, respectively.

     Interest Income and Other, Net

          Interest income and other, net consists primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense. Interest income and other, net was $813,000 and $522,000 for the three-months ended December 31, 2002 and 2001, respectively. The increase in interest income and other, net for the three months ended December 31, 2002, was primarily attributable to higher average cash balances.

     Liquidity and Capital Resources

          We have financed our growth primarily by a combination of cash flows from operations, public stock offerings, lines of credit and loans. At December 31, 2002, we had approximately $126.1 million in cash, cash equivalents and short-term investments. This is a decrease of approximately $44.0 million from $170.1 million at September 30, 2002. We had approximately $157.6 million in working capital at December 31, 2002, a decrease of approximately $32.6 million from $190.2 million at September 30, 2002.

          Operating Activities. During the first three months of fiscal 2003, net cash used in operating activities was $11.0 million. The primary components of this use in cash were a reduction in accounts payable of $3.2 million and an increase in accounts receivable of $7.1 million. Also impacting the cash used in operating activities was the net loss, excluding the charges for goodwill impairment, and impairment of purchased intangibles and long-lived assets, acquired in-process research and development and amortization and depreciation.

          During the first three months of fiscal 2002, net cash used in operating activities was $4.2 million. This was primarily the result of the net loss of $3.4 million, decreases in accounts payable, other current liabilities and deferred revenue, partially offset by a decrease in receivables and the impact of non-cash related items such as depreciation and amortization.

          Investing Activities. Investing activities provided cash of $15.9 million during the first three months of fiscal 2003. This was primarily the result of the redemption of short-term investments of $171.3 million, offset in part by the purchase of short-term investments of $134.8 million, the acquisition of certain assets from Intevac, Inc. for $20.0 million and $666,000 in purchases of capital equipment.

          During the first three months of fiscal 2002, investing activities used cash of $1.4 million. This was primarily the result of net purchase and redemption activities of short-term investments of approximately $626,000. In addition, we purchased $738,000 in capital equipment.

          Financing Activities. Cash used in financing activities was $12.5 million in the first three months of fiscal 2003. This was the result of repurchases of common stock of $13.4 million, offset in part by employee exercises of stock options of $868,000.

          During the first three months of fiscal 2002, financing activities provided cash of $1.2. million. This was the result of employee exercises of stock options of $802,000 and an exercise of warrants to purchase 21,285 shares, providing cash proceeds of $360,000.

          In August 2002, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $25.0 million of our common stock. The repurchases are made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. The 10b5-1 plan, allows us to repurchase our shares during a period in which we are in possession of material non-public information, provided that we communicated share repurchase instructions to the broker at a time when we were not in possession of such material non-public information. As of January 31, 2003 we have repurchased 1,253,932 shares for an aggregate of approximately $24.6 million.

          The following table summarizes the approximate contractual obligations that we have at December 31, 2002. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

		Payments Due by Period

		Less than	1-4	After
Contract Obligations	Total	1 Year	Years	4 Years

		(in thousands)
Operating lease obligations	$10,219	$2,517	$7,507	$195
Capital lease obligations	37	33	4	—
Purchase obligations	17,523	17,523	—	—

Total	$27,779	$20,073	$7,511	$195

          The table above includes purchase orders that we have placed with Sanmina-SCI under the terms of our agreement, which requires us to place orders covering a minimum period of 90 days.

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

New Accounting Pronouncements

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which provides for alternative methods to transition to the fair value method of accounting for stock options in accordance with the provisions of FASB Statement No. 123 “Accounting for Stock Based Compensation”. In addition, FAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. As permitted by FAS 148, the Company is adopting the disclosure provisions of FAS 148 beginning with the second quarter of fiscal 2003.

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

          We reported a decrease in revenue for the fiscal year ended September 30, 2002 as compared to the prior year comparable period, and losses for the three months ended December 31, 2002 and for the fiscal year ended September 30, 2002. In the future, our revenue may decline, remain flat or grow at a rate slower than expected, especially in light of the recent economic slowdown. Our ability to regain profitability on an annual basis is dependent in part on our customers’ recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures in connection with our recent restructuring and discontinued operations. In addition, if we determine that the goodwill, intangible assets and other long-lived assets of one of the businesses we acquired has been impaired, then we would need to decrease the carrying value of these assets, which would decrease our net income, or increase our net loss, during the period in which we determined that the assets were impaired. Our operating results are difficult to predict, as described below, and there is no assurance that we will be successful in achieving increased revenue, positive cash flows or profitability.

Capital investment by manufacturers of flat panel display products can be highly cyclical and may decline in the future.

          Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depend on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display and electronics manufacturers reduced capital expenditures resulting in a decrease in revenue for all segments of our business. Although flat panel display revenues increased for the three months ended December 31, 2002 compared to the prior year, this was not enough to offset the decline in revenue from our other segments. If the flat panel display and other markets in which we sell our products do not recover sufficiently or experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

          The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products represented 88% of our revenue for the three months ended December 31, 2002. Sales of flat panel display products to LG Phillips LCD Co., Ltd. represented 43% of our revenue for the three months ended December 31, 2002. LG Phillips LCD Co., Ltd., Samsung America, Inc., and Toppoly, all customers of our flat panel display products, collectively accounted for 78% of our total revenue, and each in excess of 10% of our total revenue, in the three months ended December 31, 2002.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to drop.

          We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $250,000 to $1.85 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, as we announced in December 2002, we experienced technical delays with respect to the introduction of our next generation ArrayChecker 3500 system. We anticipate that this delay may have a significant impact on the timing of both our revenue and net income for the second quarter of fiscal 2003. As a result, our backlog at the beginning of each quarter does not necessarily determine actual sales for the quarter or any succeeding period.

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

          Similarly, as the technologies for products in the cathode ray tube display and high quality glass industries continue to become more complex, we will be forced to continually refine our product offerings. As a result, we expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we recently experienced technical delays relating to the introduction of our next generation ArrayChecker 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. We depend on close relationships with our customers and the willingness of those customers to share information with us, and the failure to do so could harm our development efforts.

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

          Sales to countries other than the United States accounted for 91% of revenue for the three months ended December 31, 2002 We expect sales to foreign countries to continue to represent a significant percentage of our revenue. A number of factors may adversely affect our international sales and operations, including:

•	political instability and the possibility of hostilities or war;

•	imposition of governmental controls;

•	fluctuations in the United States dollar, which could increase the foreign sales prices of our products in local currencies;

•	export license requirements;

•	restrictions on the export of technology;

•	limited foreign protection of intellectual property rights;

•	trade restrictions;

•	changes in tariffs; and

•	difficulties in staffing and managing international operations.

     If any of these factors occur, our operating results and revenues could be materially and adversely affected.

We rely upon sales of a limited range of products, and if demand for one product decreases for any reasons it could cause our revenue to decline significantly.

          A substantial percentage of our revenue has come from a limited range of products for the flat panel display industry. We expect that these products will continue to account for a substantial percentage of our revenue. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. We currently market two primary products for the flat panel display industry, our array test and array repair equipment. Revenue from these two products represented 69% of our total revenue in the three months ended December 31, 2002 and 66% of our total revenue in fiscal 2002. Moreover, we expect that these products will account for an even greater percentage of our revenue in the future in light of our planned exit from the printed circuit board assembly inspection business. Continued market acceptance of these primary products is critical to our success.

We may have difficulty integrating the businesses we recently acquired or other businesses or assets we may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

          We have recently consummated several acquisitions, including acquisitions of Intelligent Reasoning Systems, Inc. in July 2001, Akcron Corporation, LTD in September 2002, and certain assets from ART Advanced Research Technologies Inc. in July 2002 and Intevac, Inc. in November 2002. We may acquire other assets or companies in the future. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

          Any of these difficulties could increase our operating costs and harm our financial performance. In addition, we may also elect to change our strategic direction and may no longer have need for certain acquired businesses or technologies. For example, we recently exited the printed circuit board assembly inspection business. As a result, some or all of the technologies acquired in connection with certain of our acquisitions, including ART Advanced Research Technologies Inc. and Intelligent Reasoning Systems, Inc. have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

Any failure of, or other problems at or with, Sanmina-SCI Corporation or other third party manufacturers could delay shipments of our flat panel display products, harm our relationships with our customers or otherwise negatively impact our business.

          If Sanmina-SCI Corporation or any other third party that we use to manufacture our products is unable to satisfy our quality requirements or provide us with the products and services in a timely manner, our shipments of these products may be delayed, our customer relationships may be harmed and our results of operations may be adversely impacted. There can be no assurance that our relationship with Sanmina-SCI or any other third party that we use to manufacture our products will result in a reduction of our expenses or enable us to satisfy our customers’ quality requirements or to deliver our products to our customers in a timely manner.

If we do not compete effectively in our target markets, we will lose market share.

          The markets for yield management systems in the flat panel display, cathode ray tube display, cathode ray tube glass, and automotive glass industries are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment that may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain our competitive advantages.

We have previously relied on our relationship with IHI to sell our flat panel display products in Japan, and if we are not able to continue to access this important market, either through IHI or through our own internal resources, our business will be harmed.

          We believe that Japanese companies competing with us in sales to the flat panel display industry have a competitive advantage in Japan because of the preference of some local customers for local equipment suppliers. Foreign companies frequently have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.

          Historically, IHI has been a significant value added reseller with respect to sales of our flat panel display products in Japan. In the three months ended December 31, 2002, fiscal 2002 and fiscal 2001, 2%, 8% and 13% of our total revenue came from sales to IHI, respectively. We are currently in discussions with IHI regarding our on-going relationship with IHI and expect that IHI may reduce the resources allocated to the sale and support of our flat panel display products in Japan in the future. If we are unable to support existing customers or develop new customers in Japan without IHI, our business will be harmed.

          In addition, IHI’s rights to serve as our exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of our products in Japan on an exclusive basis, even exclusive as to us. If so, we may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from us, IHI may manufacture competing array test systems based on our technology. If this occurs, our business could be harmed. We also have granted IHI the non-exclusive right to manufacture and sell array test systems based on our technology, excluding technology incorporated into some critical components, in Korea, Taiwan and several other countries. Although IHI has neither manufactured these products, nor sold these products in countries other than Japan, our business could be harmed if IHI manufactures and sells array test systems in competition with our own in these countries.

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

          In addition, we typically provide a limited warranty on our products for a period of one year from final acceptance by customers. We may incur substantial warranty claim expenses on our products and actual warranty claims may exceed recorded allowances, resulting in harm to our business.

Our success depends in large part on the strength of the active matrix liquid crystal display in the flat panel display industry.

          While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In the three months ended December 31, 2002 we derived approximately 88% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

We must attract and retain key employees and our management team and employees must work effectively together to maintain and grow our business.

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

          In addition, our management team recently has experienced significant personnel changes. Elwood H. Spedden recently became our President and Chief Executive Officer when Vincent Sollitto resigned. Jeffrey A. Hawthorne, previously Vice President of Development, recently became Senior Vice President responsible for the flat panel display business replacing Bernard T. Clark who resigned. In addition, Jon Hopper, Senior Vice President of our sales and support organization recently resigned. If our management team experiences high attrition or does not work effectively together, it could seriously harm our business.

Earthquakes may damage our facilities.

          Our corporate and manufacturing facilities in California are located near major earthquake faults which have experienced earthquakes in the past. In addition, some of our customers in Asia are located near fault lines. In the event of a major earthquake or other disaster in or near the San Francisco Bay Area, our facilities may sustain significant damage and our operations could be harmed. Similarly, a major earthquake in Asia, like the one that occurred in Taiwan in September 1999, could disrupt our operations or the operations of our customers, which could reduce demand for our products.

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

          In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic condition and specific conditions in the flat panel display and cathode ray tube display and high quality glass industries may adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002 have not changed significantly.

Item 4. Controls and Procedures

(a)	The Company’s chief executive officer and chief financial officer have concluded, subject to the limitations on the effectiveness of the controls described below, that the Company’s disclosure controls and procedures are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          We have been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000. On March 29, 2002, we responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. On December 19, 2002, we filed a motion for summary judgment. While we intend to vigorously contest the action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

          We, and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, a former officer of Photon, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. Plaintiff seeks damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell Photon stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint. Our motion to dismiss is pending and scheduled to be heard in March of 2003. We believe plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

          We filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Tora-Lira, No. CO202563PJH filed on May 28, 2002 in the U.S. District Court for the Northern District of California, County of Santa Clara. We are alleging infringement of a U.S. Patent owned by us and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered our complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. We believe that the counterclaims are without merit and intend to vigorously contest the counterclaims. On January 23, 2003 we added Shimadzu Corporation to the complaint. Although we cannot predict the outcome of this litigation, we believe that any adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          In accordance with Section 10A(i)(2) of the Securities and Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the "Act"), we are required to disclose the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. The only non-audit services approved by the Company’s Audit Committee to be performed by Ernst & Young LLP are services rendered in connection with the formation of a subsidiary in China. Fees for such services are expected to be less than $50,000.

          In January 2003, Elwood (Woody) H. Spedden, a director of the Company, became our President and Chief Executive Officer, replacing Vincent S. Sollitto in this capacity. Mr. Sollitto also resigned as a director of the Company. Jon Hopper, the Company's Senior Vice President of sales and support since July 2001, also resigned accepting a Chief Executive Officer position at another company. In addition, Bernard Clark, the Company's Vice President and President of the Flat Panel Display Division since February 2001 resigned. Jeffrey A. Hawthorne was named as the Company's new Senior Vice President to manage the Flat Panel Display business in February 2003. Mr. Hawthorne has held various management positions with the Company since 1991.

          The Company also announced in January 2003 that it decided to exit the printed circuit board assembly inspection business.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant

3.3(2)	Bylaws of the Registrant and amendments thereto

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

10.5	1995 Stock Option Plan, as amended

99.1	Certification of Chief Executive Officer and Chief Financial Officer

Key to Exhibits:

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

     (b) Reports on Form 8-K

         None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC. By: /s/ RICHARD L. DISSLY
	By:	Richard L. Dissly Chief Financial Officer and Secretary (Duly authorized and principal financial officer)
Dated: February 14, 2003

CERTIFICATIONS

I, Elwood H. Spedden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Photon Dynamics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ ELWOOD H. SPEDDEN

Elwood H. Spedden
President and Chief Executive Officer
Date: February 14, 2003

I, Richard L. Dissly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Photon Dynamics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD L. DISSLY

Richard L. Dissly Secretary and Chief Financial Officer
Date: February 14, 2003

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant

3.3(2)	Bylaws of the Registrant and amendments thereto

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

10.5	1995 Stock Option Plan, as amended

99.1	Certification of Chief Executive Officer and Chief Financial Officer

Key to Exhibits:

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.