Form 10-Q
period 2003-03-31
PHOTON DYNAMICS INC
filed 2003-05-09
CIK 1002663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☒ No ☐

     As of April 30, 2003, there were 15,975,007 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2003	2002

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,380	$25,580
Short-term investments	104,480	144,563
Accounts receivable, net	16,314	16,579
Inventories	13,458	18,650
Other current assets	6,268	6,367

Total current assets	153,900	211,739
Land, property and equipment, net	12,584	12,404
Other assets	2,613	2,925
Intangible assets, net	6,287	3,554
Goodwill	10,520	18,537

Total assets	$185,904	$249,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,942	$10,610
Other current liabilities	10,044	10,637
Deferred revenue	5,554	304

Total current liabilities	22,540	21,551
Other liabilities	1,155	1,465
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	272,783	288,833
Accumulated deficit	(111,531)	(63,500)
Accumulated other comprehensive income	957	810

Total shareholders’ equity	162,209	226,143

Total liabilities and shareholders’ equity	$185,904	$249,159

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands, except per share data)
Revenue	$10,133	$13,932	$30,005	$25,301
Cost of revenue	8,658	7,392	20,725	14,370

Gross margin	1,475	6,540	9,280	10,931
Operating expenses:
Research and development	5,594	3,293	10,241	6,226
Selling, general and administrative	4,110	3,095	7,608	5,829
Long-lived asset impairment charge	—	—	303	—
Acquired in-process research and development	—	—	1,849	—
Amortization of intangible assets	367	—	627	—

Total operating expenses	10,071	6,388	20,628	12,055
Income (loss) from operations	(8,596)	152	(11,348)	(1,124)
Interest income and other, net	680	639	1,494	1,161

Income (loss) from continuing operations	(7,916)	791	(9,854)	37
Loss from discontinued operations	(15,099)	(2,403)	(38,177)	(5,013)

Net loss	$(23,015)	$(1,612)	$(48,031)	$(4,976)

Net income (loss) per share from continuing operations
Basic	$(0.50)	$0.05	$(0.61)	$0.00

Diluted	$(0.50)	$0.05	$(0.61)	$0.00

Loss per share from discontinued operations
Basic and diluted	$(0.94)	$(0.15)	$(2.38)	$(0.34)

Net loss per share
Basic and diluted	$(1.44)	$(0.10)	$(2.99)	$(0.34)

Weighted average number of shares:
Basic	15,944	15,746	16,052	14,831
Diluted	15,944	16,788	16,052	15,806

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	March 31,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(9,854)	$37
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	1,305	980
Amortization of intangible assets	1,184	—
Acquired in-process research and development	1,849	—
Long-lived asset impairment charge	303	—
Stock ownership expense	—	275
Changes in assets and liabilities:
Accounts receivable	(3,239)	(3,855)
Inventories	(569)	3,149
Other current assets	1,251	(2,458)
Other assets	155	230
Accounts payable	(2,370)	1,778
Other current liabilities	(2,193)	1,071
Deferred revenue	5,354	(2,008)

Net cash used in operating activities from continuing operations	(6,824)	(801)
Net cash used in operating activities from discontinued operations	(8,129)	(4,244)

Net cash used by operating activites	(14,953)	(5,045)

Cash flows from investing activities:
Purchase of property and equipment	(1,240)	(312)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	(20,000)	—
Purchase of short-term investments	(279,530)	(234,051)
Redemption of short-term investments	319,687	265,271

Net cash provided by investing activities from continuing operations	18,917	30,908
Net cash provided by (used) in investing activities from discontinued operations	(165)	1,195

Net cash provided by investing activities	18,752	32,103

Cash flows from financing activities:
Issuance of common stock, net	1,629	110,771
Repurchase of common stock	(17,678)	—
Repayment of lease obligations	(23)	(26)

Net cash provided by (used in) financing activities from continuing operations	(16,072)	110,745

Effect of exchange rate changes on cash and cash equivalents	73	(39)

Net increase (decrease) in cash and cash equivalents from continuing operations	(3,906)	140,813
Net decrease in cash and cash equivalents from discontinued operations	(8,294)	(3,049)

Net increase (decrease) in cash and cash equivalents	(12,200)	137,764

Cash and cash equivalents at beginning of period	25,580	16,528

Cash and cash equivalents at end of period	$13,380	$154,292

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Photon Dynamics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

     The condensed consolidated balance sheet as of September 30, 2002, is derived from the Company’s audited consolidated financial statements as of September 30, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Basis of Presentation

     Through January 14, 2003, the Company has conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. The Company’s flat panel display products include test, repair, inspection and rapid thermal process equipment. The Company’s flat panel display test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company’s flat panel display test and inspection products gather comprehensive data that enable flat panel display manufacturers to control and refine their manufacturing processes. The Company’s rapid thermal process equipment enables manufacturers of flat panel displays to thermally activate low temperature poly-silicon films at temperatures that would otherwise distort or destroy underlying glass substrates. The Company’s cathode ray tube display and high quality glass inspection products allow cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs. The Company’s printed circuit board assembly inspection products enable printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this business segment have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“FAS 144”) and the Company’s statements of operations and cash flows have been reclassified to conform with the current period’s basis of presentation.

Revenue Recognition

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

NOTE 2—Discontinued Operations

     The Company’s printed circuit board assembly inspection products enable printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the printed circuit board assembly industry primarily through sales representatives and distributors. The Company generally recognized revenue from the sale of its printed circuit board assembly inspection products upon shipment, as such product sales were not subject to customer acceptance provisions. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this business segment have been reclassified as a discontinued operation and the Company now conducts business in two segments. The Company is attempting to sell the assets and to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any costs associated with the discontinued operations.

     The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands)
Revenue	$972	$3,365	$2,827	$6,201
Cost of revenue	9,302	2,676	11,175	4,910

Gross margin	(8,330)	689	(8,348)	1,291
Operating expenses:
Research and development	2,618	907	3,693	1,900
Selling, general and administrative	4,151	1,898	5,453	3,831
Goodwill impairment charge	—	—	15,083	—
Purchased intangibles and long-lived assets impairment charge	—	—	5,405	—
Amortization of intangible assets	—	287	195	573

Total operating expenses	6,769	3,092	29,829	6,304
Loss from discontinued operations	$(15,099)	$(2,403)	$(38,177)	$(5,013)

     The loss from discontinued operations for the three months ended March 31, 2003, includes a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million, and a write-off of licensed technology of approximately $1.9 million. The loss from discontinued operations for the six months ended March 31, 2003, also includes impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchase intangibles and $2.5 million of long-lived assets recorded in the three months ended December 31, 2002, as a result of management’s assessment of indicators of impairment that existed prior to the Company’s formal decision to discontinue the operations of this segment. Such impairment charges were recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) and FAS 144.

     The following summarizes the assets and liabilities of discontinued operations:

	March 31,	September 30,
	2003	2002

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$818	$4,916
Inventories	—	4,844
Other current assets	603	1,443

Total current assets	1,421	11,203
Land, property and equipment, net	—	1,896
Intangible assets, net	—	3,076
Goodwill	—	15,083

Total assets	$1,421	$31,258

LIABILITIES
Current liabilities:
Accounts payable	$524	$1,827
Other current liabilities	1,533	467
Deferred revenue	—	104

Total current liabilities	2,057	2,398
Other liabilities	609	883

Total liabilities	$2,666	$3,281

NOTE 3– Stock Ownership Expense

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148) “Accounting for Stock Based Compensation—Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), to account for stock options issued to employees under its employee stock option and stock purchase plans and amortizes deferred compensation, if any, over the vesting period of the options. The stock ownership expense resulting from issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award’s grant date. The Company has elected to make pro forma disclosures as permitted by FAS 123. The Company estimates the fair value of its stock-based awards to employees using the Black-Scholes multiple option approach pricing model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of the Company options.

     For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the vesting periods applicable to the options. The Company’s pro forma information for three and six months ended March 31, 2003 and 2002, is as follows:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Stock option plan:
Expected stock price volatility	0.95	0.96	0.95	0.96
Risk free interest rate	2.16	3.52	2.22	3.29
Expected life of options (years)	3.0	3.0	3.0	3.0
Stock purchase plan:
Expected stock price volatility	0.90	0.97	0.90	1.02
Risk free interest rate	2.15	4.85	2.15	4.39
Expected life of options (years)	1.2	1.4	1.2	1.3

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net loss – as reported	$(23,015)	$(1,612)	$(48,031)	$(4,976)
Plus: stock ownership expense recorded under APB 25	42	275	42	275
Less: SFAS 123 stock ownership expense	(509)	(2,025)	(2,934)	(4,602)

Net loss – pro forma	$(23,482)	$(3,362)	$(50,965)	$(9,303)

Basic net loss per share – as reported	$(1.44)	$(0.10)	$(2.99)	$(0.34)
Dilutive net loss per share – as reported	$(1.44)	$(0.10)	$(2.99)	$(0.34)
Basic net loss per share – pro forma	$(1.49)	$(0.21)	$(3.17)	$(0.63)
Dilutive net loss per share – pro forma	$(1.49)	$(0.21)	$(3.17)	$(0.63)

NOTE 4—Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

	March 31,	September 30,
	2003	2002

	(in thousands)
Raw materials	$5,242	$6,782
Work-in-process	6,365	7,008
Finished goods	1,851	4,860

Total	$13,458	$18,650

NOTE 5—Other Current Liabilities

     The components of other current liabilities were as follows:

	March 31,	September 30,
	2003	2002

	(in thousands)
Warranty (see Note 12)	$2,335	$2,383
Accrued compensation	2,735	4,094
Commissions	974	998
Due to Akcron shareholders in connection with the acquisition of a business	972	1,642
Obligation to a manufacturing subcontractor in connection with inventory purchases	1,070	—
Other accrued expenses	1,958	1,520

Total	$10,044	$10,637

NOTE 6—Acquisitions

     In November 2002, the Company acquired certain assets relating to rapid thermal processing technology (the “RTP Assets”) from Intevac, Inc. (“Intevac”). The acquired technology is used to activate low temperature poly-silicon films during the manufacturing process for flat panel displays and expands the Company’s product offerings to its current customer base into process equipment. As such, this acquisition is being included in our flat panel display segment. The purchase price was $20.0 million of cash, of which $18.0 million was paid to Intevac at closing and an additional $2.0 million was placed into escrow, which can be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period as follows: $1.2 million related to the attainment of a certain level of sales by the Company of equipment included in the RTP Assets acquired from Intevac, $500,000 related to the re-issuance of a former rapid thermal processing patent in Japan for certain acquired technology and $300,000 for indemnification and reimbursement should Intevac breach any representations and warranties under the acquisition agreement. The Company’s preliminary allocation of the purchase consideration (see below) excludes the contingent consideration of $2.0 million and accordingly, amounts allocated to goodwill may increase based on the outcome of these events. In addition, the Company assumed approximately $350,000 of liabilities and incurred approximately $500,000 in acquisition related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable assets acquired primarily included accounts receivable, inventory and fixed assets. The funds used to purchase the RTP Assets came out of the Company’s working capital.

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

     The acquired core technology and acquired developed technology are being amortized over five years. Backlog is being amortized to cost of sales at the time revenue is recognized for the related customer order.

NOTE 7–Impairment of Goodwill and Other Long-Lived Assets

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

     Changes in the carrying amount of goodwill for the six months ended March 31, 2003, are as follows:

	Flat Panel	Discontinued
	Display	Operations	Total

		(in thousands)
Balance as of September 30, 2002	$3,454	$15,083	$18,537
Goodwill acquired during the period	7,386	—	7,386
Adjustment to goodwill	(320)	—	(320)
Goodwill impairment charge	—	(15,083)	(15,083)

Balance as of March 31, 2003	$10,520	$—	$10,520

     In conjunction with the Company’s acquisition of Akcron Corporation Ltd. (“Akcron”) in September 2002, the Company established a $1.6 million liability for a portion of the purchase price to be held by the Company as security for indemnification should Akcron breach any of its representations and warranties. In the six month period ended March 2003, net adjustments of $320,000 were made to goodwill, of which $350,000 reflects the reduced purchase price resulting from one such breach of warranty.

     In accordance with FAS 144, the Company performs tests for impairment of its long-lived assets, including intangible assets whenever events or circumstances suggest that such assets may be impaired. FAS 144 requires the Company to assess whether the carrying value is recoverable from undiscounted future cash flows. If the assets are not recoverable, the impairment is calculated by the difference between the carrying value of the assets and their fair value which is generally determined based on discounted future cash flows. Accordingly, in the first quarter of fiscal

2003, based on certain indicators of impairment in the printed circuit board assembly inspection division, the Company performed an impairment analysis of purchased intangible assets and certain other long-lived assets associated with the printed circuit board assembly inspection reporting unit. As a result, the Company recorded impairment charges of approximately $2.9 million related to the unamortized portion of the acquired developed and core technology intangible assets and approximately $2.9 million related to certain other long-lived assets to reduce the carrying values of purchased intangible assets and other long-lived assets to their respective estimated values.

     Information regarding the Company’s other acquisition related intangible assets is as follows:

	Developed	Core
	Technology	Technology	Patents	Backlog	Total

	(in thousands)
Balance as of September 30, 2002	$557	$2,878	$119	$—	$3,554
Originating from acquisition of business during the period	2,673	3,764	—	557	6,994
Amortization during the period	(301)	(325)	(1)	—	(627)
Amortization during the period in discontinued operations	(16)	(173)	(6)		(195)
Amortization of backlog to cost of revenue during the period	—	—	—	(557)	(557)
Impairment charge related to discontinued operations	(470)	(2,332)	(80)	—	(2,882)

Balance as of March 31, 2003	$2,443	$3,812	$32	$—	$6,287

NOTE 8—Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss) from continuing operations	$(7,916)	$791	$(9,854)	$37
Net loss from discontinued operations	(15,099)	(2,403)	(38,177)	(5,013)

Net loss	$(23,015)	$(1,612)	$(48,031)	$(4,976)

Net income (loss) from continuing operations	$(0.50)	$0.05	$(0.61)	$0.00
Net loss from discontinued operations	(0.94)	(0.15)	(2.38)	(0.34)

Basic net income (loss) per share	$(1.44)	$(0.10)	$(2.99)	$(0.34)

Net income (loss) from continuing operations	$(0.50)	$0.05	$(0.61)	$0.00
Net loss from discontinued operations	(0.94)	(0.15)	(2.38)	(0.34)

Diluted loss per share	$(1.44)	$(0.10)	$(2.99)	$(0.34)

Weighted average shares for net income (loss) per share:	15,944	15,746	16,052	14,831
Effect of dilutive securities:
Employee stock options	—	1,042	—	975
Warrants	—	—	—	—

Weighted average shares for diluted net income per share	15,944 (1)	16,788	16,052 (1)	15,806

(1)  The effect of dilutive securities from employee stock options and warrants to purchase 316,092 and 425,919 shares of common stock for the three and six months ended March 31, 2003, respectively, was not included in the computation of diluted earnings per share as the effect is anti-dilutive due to net losses.

NOTE 9—Operations by Industry Segment

     Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this business segment have been reclassified as a discontinued operation and the Company now conducts business in two segments. The Company’s flat panel display products include test, repair, inspection and rapid thermal process equipment. The Company’s flat panel display test and inspection equipment identifies and characterizes defects at early stages of the manufacturing process so that the panels may be repaired before the next stage, or, if necessary, discarded, minimizing the loss of time and materials. The Company’s flat panel display test and inspection products gather comprehensive data that enable flat panel display manufacturers to control and refine their manufacturing processes. The Company’s rapid thermal process equipment enables manufacturers of flat panel displays to thermally activate low temperature poly-silicon films at temperatures that would otherwise distort or destroy underlying glass substrates. The Company’s cathode ray tube display and high quality glass inspection products allow cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs.

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

     The Company’s operating segments consisted of the following:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003		2002

		(reclassified)			(reclassified)
	(in thousands)		(in thousands)
Net sales to external customers:
Flat panel display products	$9,058	$12,250	$28,220		$21,423
Cathode ray tube display and glass inspection products	1,075	1,682	1,785		3,878

Net sales to external customers	$10,133	$13,932	$30,005		$25,301

Operating income (loss):
Flat panel display products	$(8,416)	$755	$(10,485	) (1)	$(102)
Cathode ray tube display and glass inspection products	(180)	(603)	(863	) (2)	(1,022)

Operating income (loss) from continuing operations	$(8,596)	$152	$(11,348)		$(1,124)

(1)	Includes non-recurring charges of $1,849,000 for acquired in-process research and development in connection with the acquisition of the RTP Assets.

(2)	Includes non-recurring charges of $303,000 for impairment of long-lived assets.

     Identifiable assets and long-lived assets by operating segments are as follows:

		CRT Display
	Flat Panel	and High
	Display	Quality Glass	Discontinued
	Products	Products	Operations	Total

	(in thousands)
March 31, 2003:
Identifiable assets	$178,752	$5,667	$1,485	$185,904
Long-lived assets	30,687	1,317	—	32,004
September 30, 2002:
Identifiable assets	$211,119	$7,430	$30,610	$249,159
Long-lived assets	15,891	1,475	20,054	37,420

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

		(reclassified)		(reclassified)
	(in thousands)		(in thousands)
Customer A	29%	26%	47%	45%
Customer B	15%	*	10%	*
Customer C	36%	*	30%	*
Customer D	*	26%	*	15%
Customer E	*	13%	*	*

     * Customer accounted for less than 10% for the period.

     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

		(reclassified)		(reclassified)
	(in thousands)		(in thousands)
Revenue:
Taiwan	$2,405	$4,381	$4,506	$5,210
United States	413	123	648	343
Korea	6,466	4,308	23,190	12,643
Japan	191	3,604	566	3,800
China	328	605	385	1,204
Europe	237	92	584	1,115
Canada	17	17	17	28
Other	76	802	109	958

Total	$10,133	$13,932	$30,005	$25,301

     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	March 31,	September 30,
	2003	2002

Customer A	25%	32%
Customer B	15%	*
Customer C	23%	*

     * Customer accounted for less than 10% for the period.

NOTE 10—Comprehensive Income

     The components of comprehensive income were as follows:

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

		(reclassified)		(reclassified)
	(in thousands)		(in thousands)
Net loss	$(23,015)	$(1,612)	$(48,031)	$(4,976)
Other comprehensive income (loss):
Change in unrealized gain on investments	26	(52)	74	(113)
Currency translation adjustments	(14)	(189)	73	(39)

Other comprehensive income (loss)	12	(241)	147	(152)

Total comprehensive loss	$(23,003)	$(1,853)	$(47,884)	$(5,128)

NOTE 11—Restructuring Charges

     During the fourth quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its workforce, consolidate and close certain facilities and write-off related fixed assets in accordance with a management approved plan. The Company recorded a restructuring charge of $2.6 million, which was comprised of approximately $550,000 for employee severance and related benefits, $1.3 million related to excess facilities and $700,000 of abandoned assets with no future economic benefit. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through December 2006. In the three month period ended March 31, 2003, the Company renegotiated the terms of the lease obligation related to one of the excess facilities, resulting in a reduction to the liability of approximately $237,000. This benefit was taken as part of the discontinued operations. As of March 31, 2003, the remaining liability associated with the restructuring plan is approximately $840,000, which consists of operating lease obligations associated with excess facilities. Management settled all employee severance and related benefits in the second quarter of fiscal 2003.

     During the fourth quarter of fiscal 2001, the Company implemented a restructuring plan as a result of several initiatives, including the integration of IRSI into the printed circuit board assembly inspection division, the combining of sales and service into one organization and the Company’s continuing strategy to outsource manufacturing. As of March 31, 2003, the remaining liability associated with this restructuring plan is approximately $350,000 which represents contractual payments to be paid to a former executive officer of the Company through March 2004. There have been no adjustments to the liability.

NOTE 12—Warranty Obligations

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

     Changes in the Company’s product liability during the six month period ended March 31, 2003, are as follows:

March 31,
2003

(in thousands)
Balance at September 30, 2002	$2,383
Estimated warranty cost of new shipments during the period	1,018
Warranty charges during the period	(847)
Changes in liability for pre-existing warranties, including expirations	(369)
Liability assumed as a result of the acquisition of the RTP Assets	150

Balance at March 31, 2003	$2,335

NOTE 13—Stock Repurchase Program

     In August 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchase program was terminated on January 15, 2003. The repurchases were made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The 10b5-1 plan allowed the Company to repurchase its shares during a period in which the Company was in possession of material non-public information, provided that the Company communicated share repurchase instructions to the broker at a time when it was not in possession of such material non-public information. During the six month period ended March 31, 2003, the Company repurchased 903,032 shares for an aggregate repurchase price of approximately $17.7 million. As of March 31, 2003, the Company had purchased a total of 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million.

NOTE 14—Shareholders’ Equity

     On February 4, 2003, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved an increase of 400,000 shares reserved for grant under the Company’s 1995 Stock Option Plan from a total of 2,590,943 shares to 2,990,943 shares and an increase of 250,000 shares authorized for issuance under the Company’s 1995 Employee Stock Purchase Plan from a total of 1,000,000 shares to 1,250,000 shares

NOTE 15—Legal Proceedings

     The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and defendants again moved to dismiss the action. On April 21, 2003, the Court granted in part and denied in part the Company’s motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. The Company believes the plaintiff’s case is without merit and intends to defend this action vigorously. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition or results of operations.

     The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Tora-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company is alleging infringement of a U.S. Patent owned by it and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. The Company believes that the counterclaims are without merit and intends to vigorously contest the counterclaims. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against Photon Dynamics alleging violations of the antitrust laws and requesting the damages sought to be trebled. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

NOTE 16—Subsequent Events

     In April 2003, the Company extended its bank line of credit until June 2003. The line of credit is secured by substantially all of the Company’s assets and contains financial and other covenants.

     On May 9, 2003, the Company acquired substantially all of the assets of Summit Imaging, Inc., for approximately $1.5 million in cash. Summit Imaging, Inc. designs and manufactures cooled cameras for the capital equipment industry. The funds used to purchase the assets came directly out of the Company’s working capital.

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

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2002, contained in our Annual Report on Form 10-K.

Overview

     We are a leading provider of yield management solutions to the flat panel display industry. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process. We recently acquired rapid thermal processing technology, which enables manufacturers of flat panel displays to thermally activate low temperature poly-silicon films at temperatures that would otherwise distort or destroy underlying glass substrates. We also offer yield management solutions for cathode ray tube display, cathode ray tube glass and automotive glass industries, collectively referred to as our “cathode ray tube display and high quality glass products.” Through January 14, 2003, we offered yield management solutions for the printed circuit board assembly industry, however, we implemented a plan to exit the printed circuit board assembly inspection business in January 2003. Accordingly, the operating results of this business segment have been presented as discontinued operations and our results of operations for the prior periods have been reclassified to conform to the current period’s presentation.

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

     Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using currently adjusted standards which approximate actual costs on a first-in, first-out basis. We assess the recoverability of all inventory and purchase commitments to determine whether write-downs are required. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated fair value based on projected demand, historical usage and other known factors. If actual demand is lower than our forecast, additional inventory write-downs may be required.

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

     Goodwill

     We account for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards FAS 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually and more frequently if indicators of impairment exist. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting unit with recognized goodwill, we make estimates and judgments about the future cash flows of the reporting unit. Our cashflow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) in determining the fair value of the respective businesses. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

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

     Restructuring Costs

     We have accounted for restructuring costs incurred prior to December 31, 2002, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates. Future restructuring costs will be accounted for under the Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

     Contingencies and Litigation

     We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at March 31, 2003.

Results of Operations

     The percentage of net revenue represented by certain line items in our consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

		(reclassified)		(reclassified)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	85.4	53.1	69.1	56.8

Gross margin	14.6	46.9	30.9	43.2
Operating expenses:
Research and development	55.2	23.6	34.1	24.6
Selling, general and administrative	40.6	22.2	25.3	23.0
Long-lived asset impairment charge	—	—	1.0	—
Acquired in-process research and development	—	—	6.2	—
Amortization of intangible assets	3.6	—	2.1	—

Total operating expenses	99.4	45.8	68.7	47.6
Income (loss) from operations	(84.8)	1.1	(37.8)	(4.4)
Interest income and other, net	6.7	4.6	5.0	4.5

Income (loss) from continuing operations	(78.1)	5.7	(32.8)	0.1
Loss from discontinued operations	(149.0)	(17.3)	(127.2)	(19.8)

Net loss	(227.1%)	(11.6%)	(160.0%)	(19.7%)

Revenue

     Revenue for the second quarter of fiscal 2003 was $10.1 million compared to $13.9 million in the same period of the prior fiscal year, representing a decrease of $3.8 million, or 27%. This decrease is primarily due to a $3.2 million decrease in flat panel display revenue. Revenue decreased by approximately 50% from prior quarter primarily as a result of technical delays with respect to the introduction of our new Array Checker 3500 products. During the second quarter of fiscal 2003, five Array Checker 3500 systems were shipped to customers; however, these systems were recorded as deferred revenue during the quarter, per our revenue recognition policy. Revenue for the six months ended March 31, 2003, was $30.0 million compared with $25.3 million for the six months ended March 31, 2002, representing an increase of $4.7 million, or 19%. This increase was due to an increase of $6.8 million in flat panel display revenue for the six months ended March 31, 2003, despite the Array Checker 3500 delay, attributable to substantially greater Array Checker unit volumes in the first quarter of fiscal 2003 compared to the prior year comparable period, offset in part by a reduction of approximately $2.1 million in cathode ray tube and high quality glass revenue.

     Sales of flat panel display products represented $9.1 million and $12.3 million, or 89% and 88%, of revenue in the three month periods ended March 31, 2003 and 2002, respectively. The $3.2 million decrease is largely attributed to the reduction in the number of Array Checker units for which revenue was recognized, offset in part by approximately $2.1 million of revenue from our new rapid thermal processing products, which we acquired in November 2002 from Intevac, Inc. Sales of cathode ray tube display and high quality glass products represented $1.1 million and $1.7 million, or 11% and 12%, of revenue in the three month periods ended March 31, 2003 and 2002, respectively. This decrease was primarily the result of flat panel displays continuing to replace cathode ray tubes displays, which resulted in a reduction in unit volume of cathode ray tubes display inspection systems sold. For the six month periods ended March 31, 2003 and 2002, sales of flat panel display products represented $28.2 million and $21.4 million, or 94% and 85%, of revenue, respectively. Included in the $6.8 million increase in flat panel display revenue for the six months ended March 31, 2003, is $3.6 million of revenue contributed by the rapid thermal processing products. Sales of cathode ray tube display and high quality glass products represented $1.8 million and $3.9 million, or 6% and 15%, of revenue in the six month periods ended March 31, 2003 and 2002, respectively. This decrease was primarily the result of flat panel displays continuing to replace cathode ray tube displays, resulting in a decrease in capital spending by cathode ray tube manufactures and a slow down in general economic conditions.

     International revenue is derived primarily from customers in Korea, Taiwan and Japan. International revenue represented $9.7 million and $13.8 million, or 96% and 99%, of revenue in the three month periods ended March 31, 2003 and 2002, respectively. Revenue from Taiwan and Japan, collectively, decreased $5.4 million while revenue from Korea increased $2.2 million. For the six month period ended March 31, 2003 and 2002, international revenue represented $29.4 million and $25.0 million, or 98% and 99%, of net revenue, respectively. For the six months ended March 31, 2003, revenue from Korea increased approximately $10.5 million over the same period of the prior year while revenue from Taiwan and Japan, collectively, decreased by approximately $4.0 million.

Gross Margin

     Gross margin decreased to approximately 15% in the three month period ended March 31, 2003, from approximately 47% in the three month period ended March 31, 2002. For the six month period ended March 31, 2003, the gross margin was 31% as compared to 43% for the same period of the prior fiscal year. The overall decrease in gross margin for the six months ended March 31, 2003 is attributed to the most recent quarter’s results, as gross margin was relatively constant during the first quarter of fiscal 2003. In the third quarter of fiscal 2003, we expect our gross margins to increase due to the acceptance of the Array Checker 3500 systems shipped during the second quarter of fiscal 2003, resulting in fixed costs spread over a greater revenue base, as well as anticipated improvement in system and modulator manufacturing efficiencies for flat panel display products.

     Gross margin from flat panel display products was approximately 14% and 48% in the three month periods ended March 31, 2003 and 2002, and approximately 32% and 43% in the six months ended March 31, 2003 and 2002, respectively. The overall decrease in gross margin is primarily due to manufacturing inefficiencies resulting from the introduction of our new Array Checker 3500 product and lower modulator yields. A modulator is a consumable electro-optic input device which is required to maintain the reliability of our Array Checker systems. In addition, non-recurring charges related to the acquisition of rapid thermal processing backlog from Intevac, Inc. had a negative impact on gross margin of 3% for the six months ended March 31, 2003. Gross margin for the three and six months ended March 31, 2002, benefited by the final acceptance of more systems as compared to the number of systems accepted for the three months and six months ended March 31, 2003. The gross margin related to revenue recognized upon final acceptance (typically the final payment of 10% to 20% of the system selling price) is higher than the gross margin recognized upon shipment of the systems. Gross margin from cathode ray tube display and high quality glass products was approximately 24% and 40% in the three months ended March 31, 2003 and 2002, and approximately 29% and 44% for the six months ended March 31, 2002 and 2001, respectively. The decrease in gross margins for the three and six months ended March 31, 2003 was primarily due to manufacturing inefficiencies resulting from decreased revenue and lower manufacturing volumes.

Research and Development

     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. Research and development expenses were $5.6 million and $3.3 million, or approximately 55% and 24%, of net revenue in the three months ended March 31, 2003 and 2002, respectively. This increase of $2.3 million was primarily attributed to a higher level of spending resulting from the acquisitions of Akcron and assets relating to the rapid thermal processing technology from Intevac, Inc., combined with an increase in engineering headcount and legal expenses for patent defense. For the six months ended March 31, 2003 and 2002, research and development expenses were $10.2 million and $6.2 million, or approximately 34% and 25%, of net revenue, respectively. This increase of $4.0 million is primarily attributable to higher spending on prototype materials, a higher level of spending associated with the acquisitions of Akcron and assets relating to the rapid thermal processing technology from Intevac, Inc., an increase in engineering headcount and legal expenses for patent defense. We expect research and development expenses to remain a high percentage of revenue as we are developing generation 6 and 7 systems in our flat panel display segment concurrently.

Selling, General and Administrative.

     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration, and human resources personnel, legal and accounting, commissions, insurance and other corporate expenses. Selling, general and administrative expenses were $4.1 million and $3.1 million, or approximately 41% and 22% of net revenue, in the three months ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, selling, general and administrative expenses were $7.6 million and $5.8 million, or approximately 25% and 23% of revenue, respectively. The increase in selling, general and administrative expenses of $1.0 million and $1.8 million from the three and six month periods ending March 31, 2002, respectively was primarily attributed to increases in legal, accounting and directors’ and officers’ insurance, related to the corporate governance requirements, and severance expenses. We have embarked on several selling, general and administrative expense reduction initiatives with a goal to reduce our selling, general and administrative expenses to approximately $3.6 million next quarter.

Impairment of Long-lived Assets

     In the first quarter of fiscal 2003, based on indicators of impairment, we performed an impairment analysis of certain long-lived assets associated with the cathode ray tube display and high quality glass products reporting unit. As a result, we recorded impairment charges of approximately $303,000 to reduce the carrying values of long-lived assets to their respective estimated values.

Acquired In–Process Research and Development

     In November 2002, we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology used for activating low temperature poly-silicon during the manufacturing process for flat panel displays. The purchase price has been allocated in accordance with FAS 141, including in–process research and development charges of approximately $1.8 million. This was expensed on the acquisition date as it represents ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

     Acquired in-process research and development was identified and valued through interviews with acquired company executives, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing in-process research and development. We discounted back to their present value projected incremental cash flows using a discount rate of 25%, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. As such, the timing of completion and ultimate commercial application are affected by the successful completion of these activities and ultimately, market acceptance. In-process research and development projects included a new transport system for more efficient handling of larger glass, redesign of the lamphouse for selective heating of the film and enhancement of low oxygen technology. The current percentage of completion on these projects is approximately 85%, with approximately $100,000 of additional expenditures anticipated to be necessary to complete this development.

Amortization of Intangibles

     The identified intangible assets (other than goodwill) are being amortized over a two to five year period,

commencing on the date of the acquisitions. We have recorded related amortization expense of $367,000 and $627,000 for the three and six months ended March 31, 2003, respectively.

Interest Income and Other, Net

     Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense. Interest income and other, net was $680,000 and $639,000 for the three months ended March 31, 2003 and 2002, respectively and $1.5 million and $1.2 million for the six months ended March 31, 2003 and 2002, respectively. The increase in interest income was primarily attributable to higher average cash balances.

Discontinued Operations

     In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. The loss from discontinued operations for the three months ended March 31, 2003, included a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million, and a write-off of licensed technology of approximately $1.9 million. The loss from discontinued operations for the six months ended March 31, 2003, also included impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchased intangibles and $2.5 million of long-lived assets.

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

		(reclassified)		(reclassified)
Loss from discontinued operations	$(15,099)	$(2,403)	$(38,177)	$(5,013)

Liquidity and Capital Resources

     We have financed our operations primarily by a combination of cash flows from operations and public stock offerings. At March 31, 2003, we had approximately $117.9 million in cash, cash equivalents and short-term investments. This is a decrease of approximately $52.2 million from $170.1 million at September 30, 2002. In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this business segment have been reclassified as a discontinued operation. During the first six months of fiscal 2003, net cash used by discontinued operations was $8.3 million, compared to $3.0 million for the first six months of fiscal 2002.

     Operating Activities. During the first six months of fiscal 2003, net cash used in operating activities from continuing operations was $6.8 million. Significant components of this use of cash from continuing operations were a net loss of $9.8 million, offset in part by $4.6 million of non-cash charges such as acquired in-process research and development, amortization of intangibles and depreciation. Other components include a reduction in accounts payable of $2.4 million, an increase in accounts receivable of $3.2 million and a reduction in other current liabilities of $2.2 million, partially offset by an increase in deferred revenue of $5.4 million.

     During the first six months of fiscal 2002, net cash used in operating activities from continuing operations was $801,000. The primary components of this use of cash from continuing operations were an increases in accounts receivable of $3.9 million and other current assets of $2.5 million, a decrease in deferred revenue of $2.0 million, offset in part by an increase in accounts payable of $1.8 million, an increase in other current liabilities of $1.1 million and a decrease in inventory of $3.1 million.

     Investing Activities. During the first six months of fiscal 2003, investing activities provided cash of $18.9 million. Cash provided by investing activities was primarily the result of the redemption of short-term investments of $319.7 million, offset in part by the purchase of short-term investments of $279.5 million, acquisition of certain assets from Intevac, Inc. for $20.0 million and $1.2 million in purchases of capital equipment.

     During the first six months of fiscal 2002, investing activities provided cash of $30.9 million. Cash provided by investing activities was primarily the result of the redemption of short-term investments of $265.3 million, offset in part by the purchase of short-term investments of $234.1 million and $312,000 in purchases of capital equipment.

     Financing Activities. Cash used by financing activities was $16.1 million in the first six months of fiscal 2003. This was the result of repurchases of common stock of $17.7 million, offset in part by employee exercises of stock options of $1.6 million.

     During the first six months of fiscal 2002, financing activities provided cash of $110.7 million. This was primarily the result $107.0 million from the public sale of common stock, $3.3 million of employee exercises of stock options, and an exercise of warrants to purchase 21,285 shares, providing cash proceeds of $360,000.

     In August 2002, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $25.0 million of our common stock. As of March 31, 2003, we have repurchased 1,253,932 shares for an aggregate of approximately $24.6 million.

     The following table summarizes the approximate contractual obligations that we have at March 31, 2003. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

		Payments Due by
		Period

		Less than	1-4	After
Contract Obligations	Total	1 Year	Years	4 Years

	(in thousands)
Operating lease obligations	$9,832	$2,481	$7,140	$211
Capital lease obligations	49	45	4	—
Purchase obligations	17,158	17,158	—	—

Total	$27,039	$19,684	$7,144	$211

     The table above includes purchase orders that we have recently placed with Sanmina-SCI Corporation under the terms of our manufacturing outsourcing agreement with Sanmina-SCI, the terms of which requires us to place orders covering a minimum period of 90 days.

     We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow up to $4.0 million under our line of credit, which was recently extended until June 2003, will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. However, this forward-looking statement is based upon our current plans and assumptions, which may change, and our capital requirements may increase in future periods. In addition, we believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms, if at all, and if we were to proceed with acquisitions without this funding or with limited funding it would decrease our capital resources. The sale of additional equity or convertible debt securities could result in dilution to our shareholders.

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

     We reported net losses and a decrease in revenue for each of the fiscal years ended September 30, 2002 and 2001, as well as a net loss for the six months ended March 31, 2003. In the future, our revenue may decline, remain flat or grow at a rate slower than expected, especially in light of the continuing economic slowdown. Our ability to regain profitability on an annual basis is dependent in part on our customers’ recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures, including our recent restructuring and the discontinuance of our printed circuit board operations. In addition, if we determine that the goodwill, intangible assets and other long-lived assets of one of the businesses we acquired have been impaired, then we would need to decrease the carrying value of these assets, which would decrease our net income, or increase our net loss, during the period in which we determined that the assets were impaired. Our operating results are difficult to predict, and there is no assurance that we will be successful in achieving increased revenue, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to drop.

     We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $250,000 to $1.85 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, as we announced in December 2002, we experienced technical delays with respect to the introduction of our next generation Array Checker 3500 system. This delay has had a significant impact on the timing of both our revenue and net income for the second quarter of fiscal 2003. As a result, our backlog at the beginning of each quarter does not necessarily determine actual sales for the quarter or any succeeding period.

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

     Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display and electronics manufacturers reduced capital expenditures resulting in a decrease in revenue for all segments of our business. If the flat panel display and other markets in which we sell our products do not recover sufficiently or experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products represented 89% and 94% of our revenue for the three and six months ended March 31, 2003. Sales of flat panel display products to our largest customer represented 47% of our revenue for the six months ended March 31, 2003. Our three largest customers., all customers of our flat panel display products, collectively accounted for 87% of our total revenue, and each in excess of 10% of our total revenue, in the six months ended March 31, 2003.

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

Similarly, as the technologies for products in the cathode ray tube display and high quality glass industries continue to become more complex, we will be forced to continually refine our product offerings. As a result, we expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we recently experienced technical delays relating to the introduction of our next generation Array Checker 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. We depend on close relationships with our customers and the willingness of those customers to share information with us, and the failure to do so could harm our development efforts.

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

     Sales to countries other than the United States accounted for 98% of revenue for the six months ended March 31, 2003. We expect sales to foreign countries to continue to represent a significant percentage of our revenue. A number of factors may adversely affect our international sales and operations, including:

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

     A substantial percentage of our revenue has come from a limited range of products for the flat panel display industry. We expect that these products will continue to account for a substantial percentage of our revenue. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. We currently market two primary products for the flat panel display industry, our array test and array repair equipment. Revenue from these two products represented 74% of our total revenue in the six months ended March 31, 2003, and 66% of our total revenue in fiscal 2002. Moreover, we expect that these products will account for an even greater percentage of our revenue in the future in light of our planned exit from the printed circuit board assembly inspection business. Continued market acceptance of these primary products is critical to our success.

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

IHI has determined to exit the market as a value-added reseller of flat panel display products in Japan. We have previously relied on our relationship with IHI to sell our flat panel display products in Japan, and if we are not able to continue to access this important market, our business will be harmed.

     We believe that Japanese companies competing with us in sales to the flat panel display industry have a competitive advantage in Japan because of the preference of some local customers for local equipment suppliers. Foreign companies frequently have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.

     Historically, IHI has been a significant value-added reseller with respect to sales of our flat panel display products in Japan. In the six months ended March 31, 2003, fiscal 2002 and fiscal 2001, 2%, 8% and 13% of our total revenue came from sales to IHI, respectively. We are currently in discussions with IHI regarding our on-going relationship with IHI and expect that IHI will cease to sell and support our flat panel display products in Japan in the future. If we are unable to negotiate a favorable termination of this relationship with IHI, and to support existing customers or develop new customers in Japan without IHI, our business will be harmed.

     IHI’s rights to serve as our exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of our products in Japan on an exclusive basis, even exclusive as to us. Consequently, if we are unable to negotiate a favorable termination of this relationship with IHI, we may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from us, IHI may manufacture competing array test systems based on our technology. If this occurs, our business could be harmed. We also have granted IHI the non-exclusive right to manufacture and sell array test systems based on our technology, excluding technology incorporated into some critical components, in Korea, Taiwan and several other countries. Although IHI has neither manufactured these products, nor sold these products in countries other than Japan, our business could be harmed if IHI manufactures and sells array test systems in competition with our own in these countries.

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

     While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In the six months ended March 31, 2003, we derived approximately 94% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002, have not changed significantly.

Item 4. Controls and Procedures

(a)	Our chief executive officer and chief financial officer have concluded, subject to the limitations on the effectiveness of the controls described below, that our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

     Limitations on the Effectiveness of Controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, is based in part upon certain assumptions about the likelihood of future events and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been or will be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We, and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. . On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003. On April 21, 2003, the Court granted in part and denied in part our motion. The pleadings have been finalized, and certain claims against Photon Dynamics and the individual defendants will proceed. We believe plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

     We filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Tora-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. We are alleging infringement of a U.S. Patent owned by us and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered our complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. We believe that the counterclaims are without merit and intend to vigorously contest the counterclaims. On January 23, 2003, we added Shimadzu Corporation to the complaint. On April 23, 2003, the defendants added additional counterclaims against us alleging violations of the antitrust laws and requesting the damages sought to be trebled. Although we cannot predict the outcome of this litigation, we believe that any adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders this year, which was held on January 21, 2003, and adjourned to and continued on February 4, 2003, our shareholders voted on the following three proposals:

     Proposal to elect directors to serve for the ensuing year and until their successors are elected. Prior to the vote, Vincent F. Sollitto, Jr. resigned as director and declined to stand for reelection. The results of the votes for the directors standing for election were as follows:

Director	FOR	WITHHELD

E. Floyd Kvamme	13,557,798	639,907
Nicholas E. Brathwaite	13,939,681	258,024
Elwood H. Spedden	13,930,989	266,716
Michael J. Kim	13,930,868	266,837
Malcolm J. Thompson	13,858,746	338,989
Richard P. Beck	13,557,844	639,861

     Proposal to approve our 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 400,000 shares from 2,590,943 shares to 2,990,943 shares.

FOR	8,496,261
AGAINST	5,688,926
ABSTAIN	12,518
NON-VOTE	0

     Proposal to approve our 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares from 1,000,000 shares to 1,250,000 shares.

FOR	12,167,934
AGAINST	2,023,462
ABSTAIN	6,309
NON-VOTE	0

Item 5. Other Information

     In January 2003, Elwood (Woody) H. Spedden, a member of our Board of Directors, became our President and Chief Executive Officer, replacing Vincent S. Sollitto in this capacity. Mr. Sollitto also resigned as a member of our Board of Directors. Jon Hopper, our Senior Vice President of sales and support since July 2001, also resigned accepting a Chief Executive Officer position at another company. In addition, Bernard Clark, our Vice President and President of the Flat Panel Display Division since February 2001 resigned. Jeffrey A. Hawthorne was named as our new Senior Vice President to manage the Flat Panel Display business in February 2003. Mr. Hawthorne has held various management positions with us since 1991.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant

3.3(2)	Bylaws of the Registrant and amendments thereto

3.4(3)	Certificate of Determination of Series A1 Preferred Stock of the Registrant

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

10.20 (4)	1995 Employee Stock Purchase Plan, as amended

10.21 (4)	Amended and Restated 1995 Stock Option Plan

10.22	2001 Equity Incentive Plan, as amended

10.26	Separation and Consulting Agreement, dated January 28, 2003, between Vincent Sollitto and Photon Dynamics, Inc.

10.27	Separation Agreement, dated February 4, 2003, between Bernard Clark and Photon Dynamics, Inc.

10.28	Offer Letter, dated February 4, 2003, between Elwood Spedden and Photon Dynamics, Inc.

Number	Exhibit

99.1	Certification of Chief Executive Officer and Chief Financial Officer

     Key to Exhibits:

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2000, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-104809) as filed with the SEC on April 29, 2003, and incorporated herein by reference.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By: By: Chief (Duly	/s/ RICHARD L. DISSLY Richard L. Dissly Financial Officer and Secretary authorized and principal financial officer)

Dated: May 9, 2003

CERTIFICATIONS

I, Elwood H. Spedden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Photon Dynamics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ ELWOOD H. SPEDDEN

Elwood H. Spedden President and Chief Executive Officer

Date: May 9, 2003

I, Richard L. Dissly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Photon Dynamics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD L. DISSLY

Richard L. Dissly Secretary and Chief Financial Officer

Date: May 9, 2003

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant

3.3(2)	Bylaws of the Registrant and amendments thereto

3.4 (3)	Certificate of Determination of Series A1 Preferred Stock of the Registrant

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

10.20(4)	Amended and Restated 1995 Stock Option Plan.

10.21(4)	1995 Employee Stock Purchase Plan, as amended

10.22	2001 Equity Incentive Plan, as amended

10.26	Separation and Consulting Agreement, dated January 28, 2003, between Vincent Sollitto and Photon Dynamics, Inc.

10.27	Separation Agreement, dated February 4, 2003, between Bernard Clark and Photon Dynamics, Inc.

10.28	Offer Letter, dated February 4, 2003, between Elwood Spedden and Photon Dynamics, Inc.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

Key to Exhibits:

(1)  Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 33-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated herein by reference.

(2)  Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(3)  Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on December 29, 2000, and incorporated herein by reference.

(4)  Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-104809) as filed with the SEC on April 29, 2003, and incorporated herein by reference