Form 10-Q
period 2003-06-30
PHOTON DYNAMICS INC
filed 2003-08-14
CIK 1002663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 205499

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 0-27234

PHOTON DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3007502 (I.R.S. Employer Identification No.)

17 Great Oaks Blvd.
San Jose, California 95119-1202
(Address of principal executive offices including zip code)

(408) 360-3550
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

     As of July 31, 2003, there were 16,167,400 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,837	$25,580
Short-term investments	98,514	144,563
Accounts receivable, net	13,396	16,579
Inventories	10,041	18,650
Other current assets	7,805	6,367

Total current assets	147,593	211,739
Land, property and equipment, net	12,053	12,404
Other assets	3,159	2,925
Intangible assets, net	6,643	3,554
Goodwill	10,626	18,537

Total assets	$180,074	$249,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,885	$10,610
Other current liabilities	10,754	10,637
Deferred revenue	5,965	304

Total current liabilities	24,604	21,551

Other liabilities	779	1,465
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	274,457	288,833
Accumulated deficit	(120,500)	(63,500)
Accumulated other comprehensive income	734	810

Total shareholders’ equity	154,691	226,143

Total liabilities and shareholders’ equity	$180,074	$249,159

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Revenue	$17,996	$14,965	$46,216	$36,387
Cost of revenue	11,789	7,581	31,267	19,757

Gross margin	6,207	7,384	14,949	16,630

Operating expenses:
Research and development	6,313	3,066	16,219	7,785
Selling, general and administrative	3,176	2,324	10,020	6,955
Acquired in-process research and development	625	—	2,474	—
Amortization of intangible assets	408	—	1,035	—

Total operating expenses	10,522	5,390	29,748	14,740

Income (loss) from operations	(4,315)	1,994	(14,799)	1,890
Interest income and other, net	952	902	2,446	2,066

Income (loss) from continuing operations	(3,363)	2,896	(12,353)	3,956
Loss from discontinued operations	(5,607)	(2,779)	(44,647)	(8,815)

Net income (loss)	$(8,970)	$117	$(57,000)	$(4,859)

Net income (loss) per share from continuing operations
Basic	$(0.21)	$0.17	$(0.77)	$0.25

Diluted	$(0.21)	$0.16	$(0.77)	$0.24

Net loss per share from discontinued operations
Basic	$(0.35)	$(0.16)	$(2.78)	$(0.56)

Diluted	$(0.35)	$(0.16)	$(2.78)	$(0.56)

Net income (loss) per share
Basic	$(0.56)	$0.01	$(3.55)	$(0.31)

Diluted	$(0.56)	$0.01	$(3.55)	$(0.31)

Weighted average number of shares:
Basic	16,003	17,031	16,036	15,564
Diluted	16,003	17,999	16,036	16,536

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2003	2002

	(in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(12,353)	$3,956
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	1,648	1,268
Amortization of intangible assets	1,592	—
Acquired in-process research and development	2,474	—
Stock ownership expense	142	275
Changes in assets and liabilities:
Accounts receivable	(2,488)	(7,196)
Inventories	1,900	1,770
Other current assets	(189)	(4,254)
Other assets	(463)	617
Accounts payable	(447)	2,053
Other current liabilities	(2,112)	958
Deferred revenue	5,943	(1,343)

Net cash used in operating activities from continuing operations	(4,353)	(1,896)
Net cash used in operating activities from discontinued operations	(10,947)	(9,405)

Net cash used in operating activities	(15,300)	(11,301)

Cash flows from investing activities:
Purchase of property and equipment	(1,588)	(645)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	(20,000)	—
Acquisition of Summit Imaging, Inc.	(1,629)	—
Purchase of short-term investments	(419,293)	(462,739)
Redemption of short-term investments	465,292	389,742

Net cash provided by (used in) investing activities from continuing operations	22,782	(73,642)
Net cash provided by (used in) investing activities from discontinued operations	(923)	1,247

Net cash provided by (used in) investing activities	21,859	(72,395)

Cash flows from financing activities:
Issuance of common stock, net	3,160	111,998
Repurchase of common stock	(17,678)	—
Long-term debt activity, net	253	—
Repayment of lease obligations	(11)	(21)

Net cash provided by (used in) financing activities from continuing operations	(14,276)	111,977

Effect of exchange rate changes on cash and cash equivalents	(26)	(91)

Net increase in cash and cash equivalents from continuing operations	4,127	36,348
Net decrease in cash and cash equivalents from discontinued operations	(11,870)	(8,158)

Net increase (decrease) in cash and cash equivalents	(7,743)	28,190
Cash and cash equivalents at beginning of period	25,580	16,528

Cash and cash equivalents at end of period	$17,837	$44,718

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Photon Dynamics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

     Certain prior year and prior quarter balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Description of Operations

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

     In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection businesses. Accordingly, the operating results of these business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“FAS 144”) and the Company’s condensed consolidated financial statements and related footnotes have been reclassified to conform with the current period’s basis of presentation. Accordingly, in the condensed consolidated statements of operations, the operating results of these businesses have been classified as “Loss from discontinued operations,” for the three and nine month periods ended June 30, 2003 and 2002. The cash flows from these businesses have been presented as “Net cash flows from discontinued operations” in the operating, investing and financing sections of the condensed consolidated statements of cash flows.

Revenue Recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

     The Company accounts for certain of its product sales, including sales to a value-added reseller, as arrangements with multiple deliverables. For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. The Company recognizes all other product sales upon customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment.

     The Company records a provision for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, additional provisions may be required.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on the consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends FAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of FAS 149 and does not expect the adoption of it, which is effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of FAS 150 and does not expect the implementation of it to have a material effect on its financial condition or results of operations.

NOTE 2-Discontinued Operations

Printed Circuit Board Assembly Inspection Business

     The Company’s printed circuit board assembly inspection products enabled printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the printed circuit board assembly industry primarily through sales representatives and distributors. The Company generally recognized revenue from the sale of its printed circuit board assembly inspection products upon shipment; as such product sales were not subject to customer acceptance provisions. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this business segment have been reclassified as a discontinued operation for all periods presented. The Company is attempting to liquidate the operation’s remaining inventory through a third-party auctioneer and is attempting to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any costs associated with this discontinued operation.

     The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in thousands)
Revenue	$795	$2,768	$3,622	$8,969
Cost of revenue	290	2,252	11,465	7,162

Gross margin	505	516	(7,843)	1,807

Operating expenses:
Research and development	—	986	3,693	2,886
Selling, general and administrative	1,083	1,275	6,536	5,106
Goodwill impairment charge	—	—	15,083	—
Purchased intangibles and long-lived assets impairment charge	—	—	5,405	—
Amortization of intangible assets	—	287	195	860

Total operating expenses	1,083	2,548	30,912	8,852

Loss from discontinued operations	$(578)	$(2,032)	$(38,755)	$(7,045)

     The loss from discontinued operations for the nine months ended June 30, 2003, includes a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million, and a write-off of licensed technology of approximately $1.9 million. The nine month loss also includes impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchase intangibles and $2.5 million of long-lived assets recorded during the three months ended December 31, 2002, as a result of management’s assessment of indicators of impairment that existed prior to the Company’s formal decision to discontinue the operations of this segment. Such impairment charges were recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”) and FAS 144.

     The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	June 30,	September 30,
	2003	2002

	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$432	$4,916
Inventories	—	4,844
Other current assets	700	1,443

Total current assets	1,132	11,203
Land, property and equipment, net	—	1,896
Intangible assets, net	—	3,076
Goodwill	—	15,083

Total assets	$1,132	$31,258

LIABILITIES
Current liabilities:
Accounts payable	$123	$1,827
Other current liabilities	917	467
Deferred revenue	—	104

Total current liabilities	1,040	2,398
Other liabilities	209	883

Total liabilities	$1,249	$3,281

     Other current liabilities at June 30, 2003 include approximately $179,000 related to current operating lease obligations, approximately $200,000 related to warranty obligations and approximately $538,000 related to potential vendor obligations. Other liabilities of approximately $209,000 relate entirely to non-current operating lease obligations. Lease obligations are to be paid out through December 2006. The Company is terminating a total of 46 employees and expects to pay out all severance and related benefit amounts by September of 2003. Remaining severance and related benefit amounts at June 30, 2003 are not material.

Cathode Ray Tube Display and High Quality Glass Inspection Business

     The Company’s cathode ray tube display and high quality glass inspection products allowed cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the cathode ray tube display and high quality glass inspection industry primarily through sales representatives and distributors. The Company generally recognized revenue from product sales upon customer acceptance. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of this business segment have been reclassified as a discontinued operation for all periods presented and the Company now conducts business in one segment. The Company is attempting to sell the assets associated with this discontinued operations, but there can be no assurances that the Company will be successful in recovering any costs associated with this discontinued operation.

     The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in thousands)
Revenue	$400	$1,587	$2,185	$5,465
Cost of revenue	2,989	1,119	4,235	3,312

Gross margin	(2,589)	468	(2,050)	2,153

Operating expenses:
Research and development	303	753	637	2,259
Selling, general and administrative	1,649	462	2,717	1,664
Long-lived assets impairment charge	488	—	488	—

Total operating expenses	2,440	1,215	3,842	3,923

Loss from discontinued operations	$(5,029)	$(747)	$(5,892)	$(1,770)

     The loss from discontinued operations for the three months ended June 30, 2003, includes a write-off of inventory of approximately $2.0 million, a write-off of accounts receivable of approximately $365,000, and a write-off of fixed assets of approximately $490,000. The three month loss also includes approximately $460,000 in lease-related charges associated with excess facilities, and approximately $979,000 in employee severance and related benefit charges accounted for in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company expects to incur approximately $200,000 in additional severance costs, and all severance costs are expected to be paid out by the end of the fourth quarter of fiscal 2003.

     The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	June 30,	September 30,
	2003	2002

	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$213	$1,994
Inventories	—	1,943
Other current assets	237	246

Total current assets	450	4,183
Land, property and equipment, net	—	561
Other assets	—	229

Total assets	$450	$4,973

LIABILITIES
Current liabilities:
Accounts payable	$89	$690
Other current liabilities	1,702	659

	June 30,	September 30,
	2003	2002

	(in thousands)
Deferred revenue	—	178

Total current liabilities	1,791	1,527
Other liabilities	305	314

Total liabilities	$2,096	$1,841

     Other current liabilities at June 30, 2003 include approximately $612,000 related to employee severance and related benefits, approximately $321,000 related to non-severance employee benefits, approximately $236,000 related to warranty obligations, approximately $460,000 related to operating lease obligations, and approximately $73,000 in miscellaneous other accrued amounts. Lease obligations are to be paid out through March of 2008. The Company is terminating a total of 40 employees and expects to pay out all severance and related benefit amounts by September of 2003.

     Other liabilities of approximately $305,000 relate to a loan payable to the National Research Council of Canada. The loan was an advance under a program for pre-commercialization assistance in the development of glass inspection technology. Under the agreement, the loan was to be repaid based on a percentage of gross revenue earned, on a quarterly basis, through July 1, 2004. The loan amount is expected to be settled by September 30, 2003.

NOTE 3- Stock Ownership Expense

     As permitted by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” the Company has elected to continue to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for stock options issued to employees under the Company’s employee stock option and stock purchase plans and amortizes deferred compensation, if any, over the vesting period of the options. The stock ownership expense resulting from issuance of fixed term stock option awards is measured as the difference between the exercise price of the option and the fair market value of the underlying share of common stock subject to the option on the award’s grant date. The Company has elected to make pro forma disclosures as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company estimates the fair value of its stock-based awards to employees using the Black-Scholes multiple option approach pricing model. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Stock option plan:
Expected stock price volatility	0.90	0.96	0.94	0.96
Risk free interest rate	1.95	4.05	2.14	3.44
Expected life of options (years)	3.0	3.0	3.0	3.0
Stock purchase plan:
Expected stock price volatility	0.96	1.02	0.90	1.02
Risk free interest rate	2.13	4.39	2.15	4.39
Expected life of options (years)	2.0	1.3	1.2	1.3

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

     For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the vesting periods applicable to the options. The Company’s pro forma information for the three and nine months ended June 30, 2003 and 2002, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net loss - as reported	$(8,970)	$117	$(57,000)	$(4,859)
Plus: stock ownership expense recorded under APB 25	100	—	142	275
Less: FAS 123 stock ownership expense	(2,038)	(3,378)	(3,804)	(6,770)

Net loss - pro forma	$(10,908)	$(3,261)	$(60,662)	$(11,354)

Basic net loss per share - as reported	$(0.56)	$0.01	$(3.55)	$(0.31)
Dilutive net loss per share - as reported	$(0.56)	$0.01	$(3.55)	$(0.31)
Basic net loss per share - pro forma	$(0.68)	$(0.19)	$(3.78)	$(0.73)
Dilutive net loss per share - pro forma	$(0.68)	$(0.19)	$(3.78)	$(0.73)

NOTE 4-Inventories

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market. The components of inventories were as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Raw materials	$3,884	$6,782
Work-in-process	4,644	7,008
Finished goods	1,513	4,860

Total	$10,041	$18,650

NOTE 5-Other Current Liabilities

     The components of other current liabilities were as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Warranty (see Note 13)	$2,268	$2,383
Accrued compensation	2,386	4,094
Commissions	772	998
Due to Akcron shareholders in connection with the acquisition of a business	1,035	1,642
Obligation to a manufacturing subcontractor in connection with inventory purchases	337	—
Accrued closing costs associated with discontinued operations	1,391	—
Other accrued expenses	2,565	1,520

Total	$10,754	$10,637

NOTE 6 – Derivative Instruments

     Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. During the current quarter, the Company hedged certain of its anticipated foreign currency exposures with hedging instruments having maturities of up to sixteen months.

     The Company accounts for its derivatives instruments according to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives which do not qualify, or are not effective as hedges must be recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor do we hold or issue leveraged derivative financial instruments.

     The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. Upon forecasting the current quarter exposure, the Company hedged certain transactions with forward sales contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these current forward sales contracts as hedging instruments, as defined by FAS 133, and, as such, records the changes in the fair value of these derivatives and the underlying hedged instruments in “Interest income and other, net” in the Company’s Condensed Consolidated Statements of Operations. The Company records the fair value of its derivative instruments within “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheet. At June 30, 2003, the Company had foreign exchange forward contracts maturing throughout fiscal 2003 and 2004 to sell approximately 720 million Japanese Yen. Losses from changes in fair values at June 30, 2003 were not material.

NOTE 7-Acquisitions

     In November 2002, the Company acquired certain assets relating to rapid thermal processing technology (the “RTP Assets”) from Intevac, Inc. (“Intevac”). The acquired technology is used to activate low temperature poly-silicon films during the manufacturing process for flat panel displays and expands the Company’s product offerings to its current customer base into process equipment. The purchase price was $20.0 million of cash, of which $18.0 million was paid to Intevac at closing and an additional $2.0 million was placed into escrow, which can be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period as follows: $1.2 million related to the attainment of a certain level of sales by the Company of equipment included in the RTP Assets acquired from Intevac, $500,000 related to the re-issuance of a former rapid thermal processing patent in Japan for certain acquired technology and $300,000 for indemnification and reimbursement should Intevac breach any representations and warranties under the acquisition agreement. The Company’s preliminary allocation of the purchase consideration (see below) excludes the contingent consideration of $2.0 million and accordingly, amounts allocated to goodwill may increase based on the outcome of these events. In addition, the Company assumed approximately $350,000 of liabilities and incurred approximately $500,000 in acquisition-related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable assets acquired primarily included accounts receivable, inventory and fixed assets. The funds used to purchase the RTP Assets came out of the Company’s working capital.

     In May 2003, the Company acquired substantially all of the assets of Summit Imaging, Inc. (the “Summit Assets”). Summit Imaging, Inc. (“Summit”) designed and manufactured cooled cameras for the capital equipment industry. The purchase price was $1.5 million of cash. In addition, the Company assumed approximately $15,000 of liabilities and incurred approximately $130,000 in acquisition-related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable assets acquired consisted primarily of inventory. The funds used to purchase the Summit Assets came out of the Company’s working capital.

     The acquisitions of both the RTP Assets and Summit Assets were accounted for under the purchase method of accounting. The purchase prices were allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their respective fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The value attributed to the RTP backlog was related to purchase orders that had been received prior to the close of the acquisition, determined as the expected discounted cash flow resulting from the revenue related to the shipment of such orders, less normal profit margins.

     The value of in-process research and development for both acquisitions was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, after the applicable closing date, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of in-process research and development has been included in the Company’s results of operations.

     The Company applied discount factors to the projected cash flows of the acquired technology in order to determine the present value, based on discount rates with inherent risk and expected growth of the developed, core and in-process technologies. The discount rates used for the RTP Assets were 15%, 20% and 25% for the developed, core and in-process technologies, respectively. The discount rates used for the Summit Assets were 50% and 60% for the core and in-process technologies, respectively.

     A summary of the preliminary allocation of the purchase price is as follows:

	RTP	Summit

	(in thousands)
Acquired core technology	$3,764	$565
Acquired developed technology	2,673	—
Backlog	557	—
Acquired in-process research and development	1,849	625
Non-compete Agreement	—	199
Goodwill	7,386	106
Net fair value of acquired tangible assets and assumed liabilities	2,621	163

Total	$18,850	$1,658

     The acquired core technology and acquired developed technology from RTP and Summit are being amortized over five years and four years, respectively. The RTP backlog was amortized to cost of sales at the time revenue was recognized for the related customer orders. The Summit non-compete agreement is being amortized over two years.

          The following pro-forma information presents the results of continuing operations of the Company for the nine months ended June 30, 2003 and 2002 as if the RTP Assets and Summit had been acquired as of October 1, 2001. The pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future.

          The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from these transactions. The unaudited pro forma information is as follows:

	Nine Months Ended June 30,

	2003	2002

	(in thousands, except per share data)
Total revenue	$47,753	$41,395
Net income (loss) from continuing operations	(9,620)	1,471
Net loss	(54,267)	(7,344)
Pro forma income (loss) per share from continuing operations:
Basic and diluted	$(0.60)	$0.09
Pro forma loss per share:
Basic and diluted	(3.38)	(0.47)

NOTE 8-Goodwill and Other Long-Lived Assets

Goodwill

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

     Changes in the carrying amount of goodwill for the nine months ended June 30, 2003, are as follows:

	Flat Panel	Discontinued
	Display	Operations	Total

	(in thousands)
Balance as of September 30, 2002	$3,454	$15,083	$18,537
Goodwill acquired during the period	7,492	—	7,492
Adjustments to goodwill, net	(320)	—	(320)
Goodwill impairment charge	—	(15,083)	(15,083)

Balance as of June 30, 2003	$10,626	$—	$10,626

     In conjunction with the acquisitions of the RTP Assets in November 2002 and the Summit Assets in May 2003, the Company recorded goodwill of approximately $7.3 million and $106,000, respectively.

     In conjunction with the Company’s acquisition of Akcron Corporation Ltd. (“Akcron”) in September 2002, the Company established a $1.7 million liability for a portion of the purchase price to be held by the Company as security for indemnification should Akcron breach any of its representations and warranties. In the nine month period ended June 30, 2003, adjustments of $770,000 were made to the Akcron liability, consisting of $320,000 for a breach of warranty related to the collectibility of a receivable and $350,000 related to the non-occurence of a certain event.

     For the nine month period ended June 30, 2003 goodwill has decreased $320,000. This change results from the aforementioned $350,000 reduction to the Akcron liability which reduced the purchase price with no change to the net assets acquired, and other miscellaneous adjustments that increased goodwill by $30,000, primarily associated with the RTP acquisition.

     In the first quarter of fiscal 2003, based on further deterioration of business conditions from the fourth quarter of fiscal 2002 when the Company recorded impairment of goodwill, the Company performed an interim analysis of the fair value of the printed circuit board assembly reporting unit. As a result of this analysis, the Company determined that the goodwill remaining in the printed circuit board assembly reporting unit was impaired and recorded an impairment charge of $15.1 million in the quarter ended December 31, 2002. The valuation was done as of December 31, 2002, using established valuation techniques, specifically, the income and market approaches.

Intangible Assets

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

     Information regarding the Company’s intangible assets is as follows:

				Non
	Developed	Core		Compete
	Technology	Technology	Patents	Contract	Backlog	Total

	(in thousands)
Balance as of September 30, 2002	$557	$2,878	$119	$—	$—	$3,554
Originating from acquisition of business during the period	2,673	4,329	—	199	557	7,758
Amortization during the period	(489)	(527)	(2)	(17)	—	(1,035)
Amortization during the period included in discontinued operations	(16)	(173)	(6)	—	—	(195)
Amortization of backlog to cost of revenue during the period	—	—	—	—	(557)	(557)
Impairment charge related to discontinued operations	(470)	(2,332)	(80)	—	—	(2,882)

				Non
	Developed	Core		Compete
	Technology	Technology	Patents	Contract	Backlog	Total

	(in thousands)
Balance as of June 30, 2003	$2,255	$4,175	$31	$182	$—	$6,643

NOTE 9-Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2003	2002		2003	2002

	(in thousands, except per share data)
Net income (loss) from continuing operations	$(3,363)	$2,896		$(12,353)	$3,956
Net loss from discontinued operations	(5,607)	(2,779)		(44,647)	(8,815)

Net income (loss)	$(8,970)	$117		$(57,000)	$(4,859)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.21)	$0.17		$(0.77)	$0.25
Net loss from discontinued operations	(0.35)	(0.16)		(2.78)	(0.56)

Net income (loss) per share	$(0.56)	$0.01		$(3.55)	$(0.31)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.21)	$0.16		$(0.77)	$0.24
Net loss from discontinued operations	(0.35)	(0.16	)(2)	(2.78)	(0.56	)(2)

Net income (loss) per share	$(0.56)	$0.01		$(3.55)	$(0.31	)(2)

Weighted average shares for net income (loss) per share:	16,003	17,031		16,036	15,564
Effect of dilutive securities:
Employee stock options	—	968		—	972

Weighted average shares for diluted net income per share	16,003 (1)	17,999		16,036 (1)	16,536

(1)	The effect of dilutive securities from employee stock options and warrants to purchase 493,562 and 445,111 shares of common stock for the three and nine months ended June 30, 2003, respectively, was not included in the computation of diluted earnings per share as the effect is anti-dilutive due to net losses.

(2)	The effect of dilutive securities from employee stock options and warrants to purchase 968,000 and 972,000 shares for the three and nine months ended June 30, 2002, respectively, was not included in the computation of diluted earnings per share as the effect is anti-dilutive due to net losses

     During the three and nine month periods ended June 30, 2003, options to purchase 834,374 and 1,103,799 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods. During the three and nine month periods ended June 30, 2002, options to purchase 242,012 and 215,089 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods.

NOTE 10- Geographic Information

     Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode rate tube display and high quality glass inspection businesses. Accordingly, the operating results of these business segments have been reclassified as discontinued operations and the Company now conducts business in one segment.

     The Company sells its products for the flat panel display industry directly to customers in Korea and Taiwan and through both direct sales and a value-added reseller, Ishikawajima-Harima Heavy Industries Co., Ltd. in Japan.

     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)
Revenue:
Korea	$13,802	$9,143	$36,955	$21,557
Taiwan	3,925	5,345	8,431	10,553
Japan	269	477	830	4,277

Total	$17,996	$14,965	$46,216	$36,387

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Customer A	75%	37%	56%	36%
Customer B	21%	*	15%	11%
Customer C	*	14%	19%	*

* Customer accounted for less than 10% for the period

     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	June 30,	September 30,
	2003	2002

Customer A	37%	32%
Customer B	*	18%
Customer D	22%	*
Customer E	13%	*

* Customer accounted for less than 10% for the period

NOTE 11-Comprehensive Income

     The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income (loss)	$(8,970)	$117	$(57,000)	$(4,859)
Other comprehensive income (loss):
Change in unrealized gain on investments	(124)	1	(50)	(112)
Currency translation adjustments	(99)	(52)	(26)	(91)

Other comprehensive income (loss)	(223)	(51)	(76)	(203)

Total comprehensive income (loss)	$(9,193)	$66	$(57,076)	$(5,062)

NOTE 12-Restructuring Charges

     During the fourth quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its workforce, consolidate and close certain facilities and write-off related fixed assets in accordance with a management-approved plan. The Company recorded a restructuring charge of $2.6 million, which was comprised of approximately $550,000 for employee severance and related benefits, $1.3 million related to excess facilities and $700,000 of abandoned assets with no future economic benefit. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through December 2006. In the three month period ended March 31, 2003, the Company renegotiated the terms of the lease obligation related to one of the excess facilities, resulting in a reduction to the liability of approximately $237,000. In the three-month period ended June 30, 2003, the

Company subleased a portion of one of the excess facilities, resulting in a reduction to the liability of approximately $483,000. These benefits were taken as part of the discontinued operations. As of June 30, 2003, the remaining liability associated with the restructuring plan was approximately $388,000, which consisted of operating lease obligations associated with excess facilities. Management settled all employee severance and related benefits in the second quarter of fiscal 2003.

     During the fourth quarter of fiscal 2001, the Company implemented a restructuring plan as a result of several initiatives, including the integration of Intelligent Reasoning Systems, Inc. into the printed circuit board assembly inspection division, the combining of sales and service into one organization and the Company’s continuing strategy to outsource manufacturing. As of June 30, 2003, the remaining liability associated with this restructuring plan was approximately $296,000, which represented contractual payments to be paid to a former executive officer of the Company through March 2004. There have been no adjustments to the liability.

NOTE 13-Warranty Obligations

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

     Changes in the Company’s product liability during the nine month period ended June 30, 2003, were as follows:

June 30,
2003

(in thousands)
Balance at September 30, 2002	$2,383
Estimated warranty cost of new shipments during the period	1,458
Warranty charges during the period	(1,359)
Changes in liability for pre-existing warranties, including expirations	(364)
Liability assumed as a result of the acquisition of the RTP Assets	150

Balance at June 30, 2003	$2,268

NOTE 14-Stock Repurchase Program

     In August 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchase program was terminated on January 15, 2003. The repurchases were made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The 10b5-1 plan allowed the Company to repurchase its shares during a period in which the Company was in possession of material non-public information, provided that the Company communicated share repurchase instructions to the broker at a time when it was not in possession of such material non-public information. During the period October 1, 2002 through January 15, 2003, the Company repurchased 903,032 shares for an aggregate repurchase price of approximately $17.7 million. As of January 15, 2003, the Company had purchased a total of 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million.

NOTE 15-Shareholders’ Equity

     On February 4, 2003, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved an increase of 400,000 shares reserved for grant under the Company’s Amended and Restated 1995 Stock Option Plan from a total of 2,590,943 shares to 2,990,943 shares and an increase of 250,000 shares authorized for issuance under the Company’s 1995 Employee Stock Purchase Plan from a total of 1,000,000 shares to 1,250,000 shares

NOTE 16-Legal Proceedings

     The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company is alleging infringement of a U.S. Patent owned by it and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. The Company believes that the counterclaims are without merit and intends to vigorously contest the counterclaims. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against the Company alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against the Company, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. An adverse determination in this litigation may have a material adverse effect on the financial condition or results of operations of the Company.

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

NOTE 17 -Subsequent Events

     In April 2003, the Company extended its bank line of credit until June 2003, and, in June 2003, further extended its line of credit until July 2003. In July 2003, the line of credit was renewed through July 2004. The line of credit is secured by substantially all of the Company’s assets and contains certain financial and other covenants. The Company has not made any drawings under this line as of June 30, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results” and elsewhere in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2002, contained in our Annual Report on Form 10-K.

Overview

     We are a leading provider of yield management solutions to the flat panel display industry. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process. We recently acquired rapid thermal processing technology, which enables manufacturers of flat panel displays to thermally activate low temperature poly-silicon films at temperatures that would otherwise distort or destroy underlying glass substrates. We also recently acquired substantially all of the assets of Summit Imaging, Inc., which supplies cooled cameras for our manufacturing process. These acquisitions support our strategy of owning key technologies which will positively impact our products’ technology content and lower the cost of our products.

     Through January 2003, we offered yield management solutions for the printed circuit board assembly industry; however, in January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. Through June 2003, we offered yield management solutions for cathode ray tube display and high quality glass industries; however in June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass business. Accordingly, the operating results of these business segments have been presented as discontinued operations and our results of operations for the prior periods have been reclassified to conform to the current period’s presentation.

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

     We account for certain of our product sales, including sales to a value added reseller, as arrangements with multiple deliverables. For arrangements with multiple deliverables, we recognize revenue for the delivered items if the delivered items have value to the customer on a standalone basis, and the amount of revenue for delivered elements is not subject to refund, we have met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. We allocate revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. We recognize all other product sales upon customer acceptance. We recognize revenue from the sale of spare parts upon shipment.

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

     Goodwill

     We account for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually and more frequently if indicators of impairment exist. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting unit with recognized goodwill, we make estimates and judgments about the future cash flows of the reporting unit. Our cashflow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. We also consider our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) in determining the fair value of the respective businesses. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

     Long-Lived Assets and Intangible Assets

     Intangible assets with finite lives and other long-lived assets are amortized over their estimated useful lives and subject to evaluation for impairment. We review long-lived assets including intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. An impairment charge, if any, is determined using discounted cash flows. In assessing the recoverability of long-lived assets including intangible assets we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

     Restructuring Costs

     We have accounted for restructuring costs incurred prior to December 31, 2002, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Restructuring costs, associated with the discontinued operations, occurring subsequent to December 31, 2002, have been accounted for under the Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. These accruals include estimates pertaining to employee separation costs and related abandonment of excess equipment and facilities. Actual costs may differ from these estimates.

     Contingencies and Litigation

     We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at June 30, 2003.

Results of Operations

     The percentage of net revenue represented by certain line items in our consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.5	50.7	67.7	54.3

Gross margin	34.5	49.3	32.3	45.7

Operating expenses:
Research and development	35.1	20.5	35.1	21.4
Selling, general and administrative	17.6	15.5	21.6	19.1
Acquired in-process research and development	3.5	—	5.4	—
Amortization of intangible assets	2.3	—	2.2	—

Total operating expenses	58.5	36.0	64.3	40.5

Income (loss) from operations	(24.0)	13.3	(32.0)	5.2
Interest income and other, net	5.3	6.1	5.3	5.6

Income (loss) from continuing operations	(18.7)	19.4	(26.7)	10.8
Loss from discontinued operations	(31.2)	(18.6)	(96.6)	(24.2)

Net income (loss)	(49.9)	0.8	(123.3)	(13.4)

Revenue

     Revenue for the three months ended June 30, 2003 was approximately $18.0 million compared to approximately $15.0 million in the same period of the prior fiscal year, representing an increase of approximately $3.0 million, or 20%. This increase was primarily due to increased shipments of our ArrayChecker 3500 and 3500 upgrades. Revenue for the nine months ended June 30, 2003, was approximately $46.2 million compared to approximately $36.4 million for the nine months ended June 30, 2002, representing an increase of approximately $9.8 million, or 27%. This increase was primarily due to an increase in Array Checker unit volumes compared to the same period in the prior fiscal year and approximately $3.6 million of revenue contributed by the rapid thermal processing products which is based on the technology we acquired in November 2002.

     Our international revenue is derived primarily from customers in Korea, Taiwan and Japan. International revenue represented 100% of our revenue in the three and nine month periods ended June 30, 2003 and 2002. For the three month period ended June 30, 2003, revenue from Taiwan and Japan, collectively, decreased approximately $1.6 million while revenue from Korea increased approximately $4.7 million compared to the same period of the prior fiscal year. For the nine months ended June 30, 2003, revenue from Japan and Taiwan decreased approximately $5.6 million while revenue from Korea increased approximately $15.4 million over the same period of the prior fiscal year. These fluctuations are due to the buying patterns of our customers, which have been uneven in fiscal 2003, primarily due to overriding market conditions.

Gross Margin

     Gross margin decreased to approximately 35% in the three month period ended June 30, 2003, from approximately 49% in the three month period ended June 30, 2002. For the nine month period ended June 30, 2003, gross margin was 32% as compared to 46% for the same period of the prior fiscal year. The overall decrease in gross margin for the nine months ended June 30, 2003 was attributed to the contribution of lower margins from end-of-life pricing on the ArrayChecker 2000 systems, manufacturing inefficiencies resulting from the introduction of our new ArrayChecker 3500 product and 3500 upgrades, and lower modulator yields. In addition, non-recurring charges related to the amortization of backlog acquired in our acquisition of rapid thermal processing backlog from Intevac, Inc. had a negative impact on gross margin of 1% for the nine months ended June 30, 2003.

Research and Development

     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials, patent filing costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. Research and development expenses were approximately $6.3 million and $3.1 million, or 35% and 21%, of net revenue in the three months ended June 30, 2003 and 2002, respectively, reflecting an increase of approximately $3.2 million. For the nine months ended June 30, 2003 and 2002, research and development expenses were approximately $16.2 million and $7.8 million, or 35% and 21%, of net revenue, respectively, reflecting an increase of approximately $8.4 million. The increases in both the three and nine months ended June 30, 2003, as compared to the same periods in fiscal 2002, were primarily attributable to higher spending on prototype materials and engineering headcount to support additional funding requirements for our generation 5, 6 and 7 platforms and cell and module product development, and to higher levels of spending associated with the acquisitions of Akcron and the rapid thermal processing technology. We expect research and development expenses to remain a high percentage of revenue as we continue to concurrently develop our generation 5, 6 and 7 systems.

Selling, General and Administrative

     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration, human resources personnel, legal and accounting, commissions, insurance and other corporate expenses. Selling, general and administrative expenses were approximately $3.1 million and $2.3 million, or 18% and 16% of net revenue, in the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, selling, general and administrative expenses were approximately $10.0 million and $6.9 million, or 22% and 19% of revenue, respectively. The increases in selling, general and administrative expenses of approximately $852,000 and approximately $3.1 million from the three and nine month periods ending June 30, 2002, respectively, were primarily attributed to increases in legal, accounting and directors’ and officers’ insurance expenses, expenses related to corporate governance requirements, and severance expenses. We have embarked on several selling, general and administrative expense reduction initiatives with a goal to reduce our selling, general and administrative expenses in coming quarters.

Acquired In-Process Research and Development

     In November 2002, we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology used for activating low temperature poly-silicon during the manufacturing process for flat panel displays. In May 2003, we acquired substantially all of the assets of Summit Imaging, Inc. The purchase price of both acquisitions has been allocated in accordance with FAS 141, “Business Combinations,” including in-process research and development charges of approximately $1.8 million and $625,000, respectively. These charges were expensed on the acquisition date as they represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

     Acquired in-process research and development was identified and valued through interviews with acquired company executives, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing in-process research and development. We discounted back to their present value projected incremental cash flows using discount rates of 25% and 50% for the Intevac technology and Summit Imaging asset purchase, respectively, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets.

     In-process research and development projects related to Intevac included a new transport system for more efficient handling of larger glass, redesign of the lamphouse for selective heating of the film and enhancement of low oxygen technology. As of June 30, 2003, these projects have been substantially completed.

     In-process research and development related to Summit Imaging involves the design of the next generation cooled cameras for the Company’s ArrayChecker tools. At the time of acquisition, the project was approximately 65% complete, and is expected to be completed by the end of fiscal 2004.

     Risks associated with our acquired in-process research and development include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. As such, the timing of completion and ultimate commercial application are affected by the successful completion of these activities and ultimately, market acceptance.

Amortization of Intangibles

     The identified intangible assets are being amortized over a two to five year period, commencing on the date of the acquisitions. We have recorded related amortization expense of approximately $408,000 and $1.0 million for the three and nine months ended June 30, 2003, respectively.

Interest Income and Other, Net

     Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses, changes in the fair value of derivative financial instruments and other miscellaneous income and expense. Interest income and other, net was approximately $952,000 and $902,000 for the three months ended June 30, 2003 and 2002, respectively and approximately $2.4 million and $2.1 million for the nine months ended June 30, 2003 and 2002, respectively. The increase in both the current quarter and the nine months ended June 30, 2003 was primarily attributable to increased exchange gains due to currency fluctuations and realized gains on securities.

Discontinued Operations

     In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. The loss from discontinued operations related to the disposition of the printed circuit board assembly inspection business for the nine months ended June 30, 2003 included a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million, a write-off of licensed technology of approximately $1.9 million, and impairment charges of approximately $15.1 million of goodwill, approximately $2.9 million of purchased intangibles and approximately $2.5 million of long-lived assets.

     In June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. The loss from discontinued operations related to the disposition of the cathode ray tube display and high quality inspection business for both the three and nine months ended June 30, 2003, included a write-off of inventory of approximately $2.0 million, a write-off of accounts receivable of approximately $460,000, and a write-off of operating leases of approximately $388,000.

     Loss from discontinued operations for the three and nine month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)
Loss from discontinued operations Printed circuit board business	$(578)	$(2,032)	$(38,755)	$(7,046)
Cathode ray tube display and high quality glass inspection business	(5,029)	(747)	(5,892)	(1,769)

Loss from discontinued operations	$(5,607)	$(2,779)	$(44,647)	$(8,815)

Liquidity and Capital Resources

     We have financed our operations primarily by a combination of cash flows from operations and public stock offerings. At June 30, 2003, we had approximately $116.4 million in cash, cash equivalents and short-term investments. This is a decrease of approximately $53.8 million from $170.1 million at September 30, 2002.

Operating Activities of Discontinued Operations

     In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business and in June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these business segments have been reclassified as discontinued operations. Cash used by discontinued operations during the nine month period ended June 30, 2003 is as follows:

	Nine Months Ended
	June 30,

	2003	2002

	(in thousands)
Printed circuit board business	$(10,756)	$(5,267)
Cathode ray tube display and high quality glass inspection business	(1,114)	(2,891)

Net cash used in discontinued operations	$(11,870)	$(8,158)

Operating Activities

     During the first nine months of fiscal 2003, net cash used in operating activities from continuing operations was approximately $4.4 million. Significant components of this use of cash from continuing operations were a net loss of approximately $12.4 million, offset in part by approximately $5.8 million of non-cash charges such as acquired in-process research and development, amortization of intangibles, depreciation and stock ownership expenses. Other components included an increase in accounts receivable of approximately $2.5 million, a reduction in other current liabilities of approximately $2.1 million and an increase in deferred revenue of approximately $5.9 million.

     During the first nine months of fiscal 2002, net cash used in operating activities from continuing operations was approximately $1.9 million. The primary components of this use of cash from continuing operations were increases in accounts receivable of approximately $7.2 million and other current assets of approximately $4.3 million, a decrease in deferred revenue of approximately $1.3 million, offset in part by an increase in accounts payable of approximately $2.1 million, and a decrease in inventory of approximately $1.8 million.

Investing Activities

     During the first nine months of fiscal 2003, net cash provided by investing activities from continuing operations was approximately $22.8 million. Cash provided by investing activities was primarily the result of the redemption of short-term investments of approximately $465.3 million, offset in part by the purchase of short-term investments of approximately $419.3 million, the acquisition of certain assets from Intevac, Inc. for $20.0 million, the acquisition of substantially all of the assets of Summit Imaging for approximately $1.6 million and approximately $1.6 million in purchases of capital equipment.

     During the first nine months of fiscal 2002, net cash used in investing activities from continuing operations was approximately $73.6 million. Cash used by investing activities was primarily the result of the purchase of short-term investments of approximately

$462.7 million, offset in part by the redemption of short-term investments of approximately $389.7 million and approximately $645,000 in purchases of capital equipment.

Financing Activities

     During the first nine months of fiscal 2003, cash used by financing activities from continuing operations was approximately $14.3 million. This was the result of repurchases of common stock of approximately $17.7 million, offset in part by employee exercises of stock options of approximately $3.2 million.

     During the first nine months of fiscal 2002, cash provided by financing activities from continuing operations was approximately $112.0 million. This was primarily the result $107.0 million from the public sale of common stock, approximately $4.6 million of employee exercises of stock options, and approximately $360,000 from the exercise of a warrant to purchase 21,285 shares.

     The timing of and amounts received from employee stock option exercises are determined by the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be raised in future periods.

     In August 2002, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $25.0 million of our common stock. The stock repurchase program was terminated on January 15, 2003 and as of that date we had repurchased 1,253,932 shares for an aggregate of approximately $24.6 million.

Contractual Obligations

     The following table summarizes the approximate contractual obligations that we have at June 30, 2003. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

		Payment due by Period

		Less Than	1-4	After
Contractual Obligations	Total	1 Year	Years	4 Years

	(in thousands)
Operating lease obligations	$8,837	$2,351	$6,397	$89
Capital lease obligations	14	13	1	—
Purchase obligations	10,955	10,955	—	—

Total	$19,806	$13,319	$6,398	$89

     The table above includes purchase orders that we have recently placed with Sanmina-SCI Corporation under the terms of our manufacturing outsourcing agreement with Sanmina-SCI, the terms of which requires us to place orders covering a minimum period of 90 days.

Working Capital

     We believe that existing liquid capital resources and funds generated from operations combined with the ability, if necessary, to borrow up to $4.0 million under our line of credit, which was recently extended through July 2004, will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. However, this forward-looking statement is based upon our current plans and assumptions, which may change, and our capital requirements may increase in future periods. In addition, we believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms, if at all, and if we were to proceed with acquisitions without this funding or with limited funding it would decrease our capital resources. The sale of additional equity or convertible debt securities could result in dilution to our shareholders.

Impact of Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an Interpretation of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends FAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Management is in the process of assessing the effect of FAS 149 and does not expect the adoption of it, which is effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. Management is in the process of assessing the effect of FAS 150 and does not expect the implementation of it to have a material effect on our financial condition or results of operations.

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

     We reported net losses and a decrease in revenue for each of the fiscal years ended September 30, 2002 and 2001, as well as a net loss for the nine months ended June 30, 2003. In the future, our revenue may decline, remain flat or grow at a rate slower than expected, especially in light of the continuing economic slowdown. Our ability to regain profitability on an annual basis is dependent in part on our customers’ recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures, including our recent restructuring and the discontinuance of our printed circuit board assembly and cathode ray tube and high quality glass inspection operations. In addition, if we determine that the goodwill, intangible assets and other long-lived assets of one of the businesses we acquired have been impaired, then we would need to decrease the carrying value of these assets, which would decrease our net income, or increase our net loss, during the period in which we determined that the assets were impaired. Our operating results are difficult to predict, and there is no assurance that we will be successful in achieving increased revenue, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to drop.

     We have experienced and expect to continue to experience significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $400,000 to $1.85 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, as we announced in December 2002, we experienced technical delays with respect to the introduction of our next generation ArrayChecker 3500 system. This delay had a significant impact on the timing of both our revenue and net income for the second quarter of fiscal 2003. As a result, our backlog at the beginning of each quarter does not necessarily determine actual sales for the quarter or any succeeding period.

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

     We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our customers may experience yield loss. For example, with our ArrayChecker 3500, certain customers have experienced yield loss higher than expected. If our products have performance, reliability or quality problems, then we may experience:

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

     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products to our largest customer represented 56% of our revenue for the nine months ended June 30, 2003. Our three largest customers collectively accounted for 90% of our total revenue, and each in excess of 10% of our total revenue, in the nine months ended June 30, 2003.

We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.

     Substantially all of our revenue comes from a limited range of products for the flat panel display industry and we expect that these products will continue to account for substantially all of our revenue, particularly given our recent exits from the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection businesses. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. Continued market acceptance of our array test and array repair products is critical to our success.

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

We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we recently experienced technical delays relating to the introduction of our next generation ArrayChecker 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. We depend on close relationships with our customers and the willingness of those customers to share information with us, and the failure to maintain these relationships could harm our development efforts.

If we are not able to obtain critical components from our single or limited source suppliers, we may experience significant delays in producing our products, which could decrease our revenue for an extended period of time.

     We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms and high-speed image processing systems from single source suppliers. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for this equipment may not be available or may be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could at least temporarily delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations.

All of our revenue is derived from sales to companies located outside the United States, which exposes us to risks that we would not experience with domestic sales.

     We expect sales to foreign countries to continue to represent 100% of our revenue. A number of factors may adversely affect our international sales and operations, including:

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

The outbreak of severe acute respiratory syndrome, or SARS, may impact our operations or adversely affect our customers and therefore harm our business.

     The outbreak of SARS has recently had, and may continue to have in the future, a significant impact on a number of countries, particularly in Asia, in which we sell our products. Risks related to the outbreak of SARS include but are not limited to temporary closure of operating facilities in affected locations, travel restrictions and delays, difficulties generating new business opportunities and increased political and social tension. Especially if any of our employees, or any of the employees of our customers, become infected with SARS, we may experience reduced sales and increased costs and our operating results may be harmed.

We may have difficulty integrating the businesses we recently acquired or other businesses or assets we may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

     We have recently consummated several acquisitions, including acquisitions of Intelligent Reasoning Systems, Inc. in July 2001, Akcron Corporation, LTD in September 2002, certain assets from ART Advanced Research Technologies Inc. in July 2002, Intevac, Inc. in November 2002, and substantially all of the assets of Summit Imaging, Inc., in May 2003. We may acquire other assets or companies in the future. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from our past and future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

     Any of these difficulties could increase our operating costs and harm our financial performance. In addition, we may also elect to change our strategic direction and may no longer have need for certain acquired businesses or technologies. For example, we recently exited the printed circuit board assembly inspection business. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions, including ART Advanced Research Technologies Inc. and Intelligent Reasoning Systems, Inc. have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

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

     The markets for yield management systems in the flat panel display industry are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment that may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain our competitive advantages.

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

     Historically, IHI has been a significant value-added reseller with respect to sales of our flat panel display products in Japan. In the nine months ended June 30, 2003, fiscal 2002 and fiscal 2001, 2%, 8% and 13% of our total revenue came from sales to IHI, respectively. We are currently in discussions with IHI regarding our on-going relationship with IHI and expect that IHI will cease to sell and support our flat panel display products in Japan in the future. If we are unable to negotiate a favorable termination of this relationship with IHI, and to support existing customers or develop new customers in Japan without IHI, our business will be harmed.

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

     While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In the nine months ended June 30, 2003, we derived 100% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

     In addition, our management team recently has experienced significant personnel changes. Elwood H. Spedden recently became our President and Chief Executive Officer when Vincent Sollitto resigned. Jeffrey A. Hawthorne, previously Vice President of Development, recently became Chief Operating Officer and Richard Okumoto recently became our Chief Financial Officer and Secretary when Richard Dissly resigned. In addition, Jon Hopper, former Senior Vice President of our sales and support organization and Bernard T. Clark, former President of the flat panel display business recently resigned. If our management team experiences high attrition or does not work effectively together, it could seriously harm our business.

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

     We purchased forward exchange contracts in the third quarter of fiscal 2003 to hedge certain anticipated foreign currency denominated transactions expected to occur during the next year. Gains and losses on these contracts are being recognized in income at June 30, 2003. Because the effect of movements in currency exchange rates on forward exchange and currency option contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. Net foreign currency gains and losses were not material for the three or nine months ended June 30, 2003.

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

ITEM 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Subject to limitations described below, our management, with the participation of our chief executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2003.

     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures will necessarily prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Any control system will reflect inevitable limitations, such as resource constraints, a cost-benefit analysis based on the level of benefit of additional controls relative to their costs, assumptions about the likelihood of future events and human error. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls and procedures were met.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     We filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. We are alleging infringement of a U.S. Patent owned by us and seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered our complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. We believe that the counterclaims are without merit and intend to vigorously contest the counterclaims. On January 23, 2003, we added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against us alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against us, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. An adverse determination in this litigation may have a material adverse effect on our financial condition or results of operations.

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

     We and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003 and we again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part our motion. The pleadings have been finalized, and certain claims against us and the individual defendants will proceed. We believe plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     In May 2003, Richard Okumoto was appointed our Chief Financial Officer and Secretary, replacing Richard Dissly, who resigned to pursue other interests. Also in May 2003, Scott Brouse was named our new Vice President of Customer Support and Andrew M. Hawryluk, Ph.D. was named our new Vice President of Engineering.

     In June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business, as more thoroughly described in Note 2 in the notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

3.4(3)	Certificate of Determination of Series A1 Preferred Stock of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.22 (4)	2001 Equity Incentive Plan, as amended.

10.29	Offer Letter, dated April 21, 2003, between Richard Okumoto and the Registrant.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

     Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as the like-numbered exhibit to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2000, and incorporated herein by reference.

(4)	Previously filed as the like-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2003, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

         On April 15, 2003, we filed a Current Report on Form 8-K, furnishing the press release announcing our preliminary results for the quarter ended March 31, 2003.

         On May 6, 2003, we filed a Current Report on Form 8-K, furnishing the transcript of our presentation at the Merrill Lynch Hardware Heaven Technology Conference on April 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ RICHARD OKUMOTO

By:	Richard Okumoto
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)

Dated: August 14, 2003

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

3.4(3)	Certificate of Determination of Series A1 Preferred Stock of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.22 (4)	2001 Equity Incentive Plan, as amended.

10.29	Offer Letter, dated April 21, 2003, between Richard Okumoto and the Registrant.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as the like-numbered exhibit to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2000, and incorporated herein by reference.

(4)	Previously filed as the like-numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 9, 2003, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.