Form 10-K
period 2003-09-30
PHOTON DYNAMICS INC
filed 2003-12-24
CIK 1002663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Common Stock, no par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

As of March 31, 2003, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $140,574,871. Excludes an aggregate of 7,555,563 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of March 31, 2003. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of December 1, 2003, there were 16,480,946 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

PHOTON DYNAMICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including the risk factors set forth under the caption “Factors Affecting Operating Results” in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The information included in this Annual Report on Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements and we expressly assume no obligation to update the forward-looking statements included in this report after the date hereof.

PART I

Item 1.    Business

Introduction

Photon Dynamics, Inc. (“Photon Dynamics”) is a California corporation incorporated on March 1, 1983. We are a leading provider of yield management solutions to the flat panel display industry. Manufacturers in this industry use our solutions to collect data, analyze product quality and identify and repair product defects at critical steps in their manufacturing processes. Our customers use our test, repair and inspection systems to increase manufacturing yields of high performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.

We also offer process equipment solutions designed for low cost, high throughput rapid thermal processing (“RTP”) of thin films on glass substrates. Our technology facilitates activation of low-temperature polysilicon films using substrate heating technology in manufacturing low temperature poly-silicon (“LTPS”) and liquid crystal displays (“LCD”).

During fiscal 2003, we acquired certain assets relating to rapid thermal processing technology from Intevac, Inc. and substantially all of the assets of Summit Imaging, Inc. For further details of these and our fiscal 2002 and 2001 acquisitions, see “Business Combinations,” below.

During fiscal 2003, we implemented a plan to exit both the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection businesses. As a result, we now operate in one reportable business segment – the flat panel display industry. Accordingly, the operating results of both the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business segments have been presented as discontinued operations and our results of operations for the prior periods have been reclassified to conform to the current period’s presentation. As a result, sales of our flat panel display products represent 100% of our revenues in all fiscal years presented. For further details of our discontinued operations, see Note 3 of our “Notes to Consolidated Financial Statements” included under Part II Item 8. “Financial Statements and Supplementary Data.”

In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty with regard to flat panel manufacturers’ commitment to LTPS technology, Photon Dynamics performed an impairment analysis of the goodwill and the purchased intangible assets and certain other long-lived assets associated with the RTP reporting unit. As a result of this analysis, Photon Dynamics recorded impairment charges of approximately $7.3 million related to goodwill and $2.7 million related to the unamortized portion of the acquired developed technology, core technology and patent intangible assets. See Note 5 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” for further information, which is incorporated by reference.

Additional information about Photon Dynamics, Inc. is available on our website at www.photondynamics.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC.

Industry

Flat Panel Display Industry Background

Continuous innovations in microelectronics and materials science have enabled flat panel displays with sharper resolution, brighter pixels and faster imaging to be produced in varying sizes for differing applications. Similar innovations have led to the introduction of a broad array of electronic devices with increasing performance and decreasing size characteristics. Manufacturing these highly engineered products requires complex, multi-stage production processes, increasing the potential for defects and errors associated with equipment failures, contamination of materials, drift in process parameters, human error and other related factors. Manufacturing complexity also increases investment in work-in-progress inventories and lengthens production cycles. To better manage and enhance their yields and reduce product costs, manufacturers are increasing their emphasis on automated testing, inspection and repair at various points in the manufacturing process. As production processes become more complex and reducing material and labor costs becomes increasingly important, we believe that ongoing yield management solutions provides manufacturers with an important competitive advantage.

Growth in the mobile electronic devices market, the desktop computer market and the television market have driven the demand for flat panel displays, which offer reduced size, weight, power consumption and heat emission and better picture quality as compared to cathode ray tube displays, the current standard technology for stationary display devices. In addition to their dominance of high-performance mobile applications, flat panel displays offer similar advantages for stationary display applications even though they are currently more expensive than cathode ray tube displays with comparable viewing areas.

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

Manufacture of Active Matrix Liquid Crystal Displays.    The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different panel sizes and resolutions through research and development, pre-production prototyping and commercial production. Manufacturing an active matrix liquid crystal display involves a series of three principal phases. The first phase of the process, array plate and color filter plate, is the fabrication of an array of thin-film transistors (“TFT”), each of which is connected to a transparent sub-pixel, the smallest addressable unit in the display. Three sub-pixels are combined to produce a pixel, millions of which are fabricated, using semiconductor processes, on large glass substrate. A similar process is used to fabricate an array of color filter sub-pixels on a large glass substrate. The second phase, cell assembly, is the joining of the TFT array plate and the color filter plate with liquid crystal material. The third phase, module assembly, involves packaging the display and attaching the electronics and illumination, or backlight, which will allow the device to display text, graphics and video images.

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

Challenges Faced by Flat Panel Display Manufacturers.    The ability of flat panel display manufacturers to improve yields of active matrix liquid crystal displays and other flat panel displays depends, in large part, on their ability to test, repair and inspect displays during the manufacturing process and to use the resulting data to refine the manufacturing process. The ability to test, repair and inspect helps manufacturers address a number of challenges, including:

•	Demand for Higher Quality. Increased competition among flat panel display manufacturers, improvements in the manufacturing process and higher consumer expectations are moving the flat panel display industry towards a zero defect standard. The manufacturing challenges presented by the goal of zero defect products have been compounded by the increasing demand for higher resolution and larger displays.

•	Increasing Display Resolutions. Resolutions of advanced flat panel displays now involve several million pixels, presenting a challenge when test and inspection equipment must exercise each pixel. Traditional methods of physically contacting each row and column of pixels with probe cards have difficulty handling current advanced displays. Manufacturers require new techniques, such as non-contact pixel-addressing mechanisms, to more effectively handle these displays.

•	High Cost of Materials. Materials costs comprise approximately 50% of flat panel display costs, in contrast to only approximately 10% for semiconductors, according to industry sources. Higher material costs expose the flat panel display manufacturer to higher costs due to yield loss throughout the manufacturing process. Therefore, it is important to test, repair and inspect early in the manufacturing process before expensive materials are added to the display in the latter assembly phases.

•	Need for Increased Yield and Greater Throughput. Greater yields are realized in part through more effective test, repair and inspection. In order to maintain or improve profitability, flat panel display manufacturers need test, repair and inspection equipment that will allow them to increase process speed while using larger panels.

•	Need for Flexibility. The flat panel display industry is producing a larger number of different panel sizes as the variety of applications incorporating flat panel displays has increased. Manufacturers are seeking test, repair and inspection equipment that can be reconfigured quickly and accurately for different panel sizes, with minimal production downtime.

Products

Today’s market dynamics demand that flat panel display manufacturers leverage the latest yield management and process tools. We focus specifically on delivering yield management solutions to decrease material costs and improve throughput and process equipment solutions that help to improve the quality of flat panel displays.

Yield Management Products

Our flat panel display yield management products include test and repair equipment. Our test equipment can identify and characterize defects at early stages of the manufacturing process so that the panels may be repaired before the next stage or, if necessary, discarded, minimizing the loss of time and materials. Our test and repair systems use similar software-based controls, processing and graphical user interfaces. Products can be networked together so that defect data can be stored, analyzed and used throughout the manufacturing process. Our systems are also compatible with a variety of material handling automation systems. Sales of our Yield Management products accounted for 94%, 100% and 100% of our revenues in fiscal 2003, 2002 and 2001, respectively.

Flat Panel Display Array Test Systems.    Our ArrayChecker test systems detect, locate, quantify and characterize electrical, contamination and other defects in active matrix liquid crystal displays after array fabrication. These systems use our proprietary non-contact voltage imaging technology to provide a high-resolution voltage map of the entire display and our proprietary image analysis software converts this voltage map into complete pixel defect data. The ArrayChecker test systems determine whether individual pixels or lines of pixels are functional and also find more subtle defects such as variations in individual pixel voltage. These defect data files are then used for repair and statistical process control.

Flat Panel Display Array Repair Systems.    Our ArraySaver repair systems utilize multiple wavelength laser technology to repair defects in flat panel displays during and after array fabrication. Our systems can use defect data files downloaded from our array test systems or other test and inspection systems to automatically position the panel for repair, thereby eliminating the time spent by operators locating defects.

The ArraySaver system includes a high-precision materials handling platform and a user-friendly graphical interface allowing for high throughput. Our high-precision materials handling platform fully automates the precise positioning of the plate for each successive repair, thereby substantially increasing throughput. Our graphical user interface and software supports semi-automated setup of repair programs for common types of defects so that repairs can be executed rapidly and accurately. These programs provide a series of actions that the system automatically executes to repair the particular defect type.

Process Equipment Products

We supply process equipment solutions designed for low cost, high throughput rapid thermal processing of thin films on glass substrates. Our technology facilitates activation of low-temperature polysilicon films using substrate heating technology in manufacturing low temperature poly-silicon LCD displays. Sales of our RTP products accounted for 6% of our revenues in fiscal 2003, the year in which we acquired the technology.

Our RTP solutions are designed for low cost, high throughput rapid thermal processing of thin films on glass substrates. This technology has “activates” LTPS films most commonly used in thin film transistor LCD displays. Our patented RTP technology enables manufacturers to change, or activate, the properties of the thin films by thermally processing the poly-silicon layer at temperatures that would otherwise distort or destroy the underlying glass substrate.

Our RTP system employs a combination of substrate pre-heating and rapid transient film heating to provide process performance at a lower cost of ownership and higher throughput compared to competing techniques. The modular design easily adapts the system’s process capabilities to specific manufacturing requirements. A full robotic interface provides completely continuous operation. Our patented Xenon arc lamp and reflector assemblies offer dual-spectrum heating, which selectively and safely heats thin films above the temperature limits of glass substrates.

Customers

We sell our products to manufacturers in the flat panel display industries. All of our flat panel display customers are located in Korea, Taiwan and Japan, where flat panel display production is concentrated. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. Sales to our top three unaffiliated customers in each of the last three fiscal years accounted for 79%, 70% and 68% of revenue in fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, sales to AU Optronics

Corp., LG Phillips LCD Co. Ltd. and Samsung America, Inc. each accounted for more than 10% of our total revenues. See Note 12 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” for further information, which is incorporated by reference, regarding sales to our major customers.

Our business depends upon the capital expenditures of flat panel display manufacturers, which in turn depend on the current and anticipated market demand for products utilizing flat panel displays. We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. Downturns in the industry or slowdowns in the worldwide economy could have a material adverse effect on our future business and financial results.

Sales and Service

Our sales and marketing strategy is to provide our customers with increased manufacturing yields and throughput, improved quality and greater overall efficiency in their manufacturing process. Our sales, service and marketing efforts are focused on building long-term relationships with our customers. We sell our products for the flat panel display industry directly to our customers in Korea and Taiwan, and through Ishikawajima-Harima Heavy Industries Co., Ltd.(“IHI”), our value-added distributor in Japan. We service our products worldwide directly, except in Japan, where IHI has historically serviced our flat panel display products. IHI has indicated that it may cease to sell and support our products in the future. As a result, we are currently in discussions with IHI to modify the terms of our agreement with them, and we have begun to provide sales and service directly to certain customers in Japan. IHI may retain the rights to resell our products to one particular customer in Japan for a period of time, until we can become a qualified vendor for that customer. We would have primary responsibility for providing service to that customer.

Sales of our flat panel display products represented 100% of our revenue, as reclassified (see Note 1 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data”) in fiscal 2003, 2002 and 2001, and all of this revenue was derived from sales to companies located outside of the United States. International sales expose us to risks that are not experienced with domestic sales, such as export license restrictions, political instability, trade restrictions and currency fluctuations. These and other risks relating to our business are detailed under the caption “Factors Affecting Operating Results” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 12 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic information, which is incorporated herein by reference, including long-lived assets by geographic area as well as revenue from external customers attributable to geographic areas during the last three years.

Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. We typically provide a limited warranty on our products for a period of 12 months from final acceptance. Our field service personnel provide customers with repair and maintenance services, primarily warranty related. As of September 30, 2003, we had 60 sales and service personnel, 37 of whom were located in Asia-Pacific region and 23 of whom were located in North America.

Research and Development

The market for integrated yield management systems is characterized by rapid and continuous technological development and product innovation. We believe that it is necessary to maintain our competitive position through continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our human and financial resources to research and development and seek to maintain close relationships with customers to remain responsive to their needs. For information regarding our research and development expenses during the last three years, see Part II, Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, which is incorporated here by reference.

We are focusing our current research and development on increasing the performance of our array test, repair and inspection systems, enabling manufacturers to minimize the loss of time and materials in the production.

Manufacturing

Our flat panel display products are primarily manufactured in San Jose, California. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors.

We have utilized suppliers of fully or partially assembled and tested subsystems for many years. In December 2001, we entered into a three-year manufacturing outsourcing agreement with Sanmina-SCI Corporation. Under this and related agreements, Sanmina-SCI was to provide a significant portion of the procurement of raw materials, manufacturing, assembly and test operations for our yield management products. We continued to purchase from other vendors and manufacture some of the proprietary and more complex pieces of our equipment, such as our modulators. Under the terms of this agreement, Sanmina-SCI leased 15,000 square feet of our San Jose facility and leased and operated certain equipment, expanded our San Jose clean room, and purchased a substantial portion of our existing raw materials inventory. In the fourth quarter of 2003, we terminated our relationship with Sanmina-SCI, shifted production of components to other vendors, and assumed in-house purchasing activities formerly provided by Sanmina-SCI. See Note 11 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional information on the termination of our relationship with Sanmina-SCI.

We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within approximately 26 weeks for our flat panel display products. We maintain quality control through inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Although we assemble some components and final test our systems under limited clean room conditions, most of our manufacturing occurs in standard manufacturing space.

Under the terms of our relationship with IHI, IHI has the right to manufacture, assemble and sell array test systems; however, we have retained the exclusive right to manufacture some critical components based on technology not shared with IHI and to sell these components to IHI at prices that are mutually established from time to time. To date, we have manufactured all array test systems sold by IHI. Furthermore, IHI has sold products only in its capacity as our distributor in Japan. As noted above, IHI has indicated that it may cease to sell and support our products in the future.

Suppliers

We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms and laser assemblies from single source suppliers. Although we seek to reduce dependence on our single source and limited group suppliers, alternative sources of supply for certain pieces of equipment may not be available or may be available on unfavorable terms. The partial or complete loss of a single source or limited group of suppliers or any delay in shipment from a single source or limited group of suppliers could at least temporarily harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations. To date we have not experienced the loss of any single source or limited group of suppliers or any related delays in shipment.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in the

United States and abroad and have also jointly filed patent applications in Japan with IHI. As of November 17, 2003, we have been issued 41 patents in the United States that are in force. The normal expiration dates of these patents range from 2005 to 2021. As of November 17, 2003, there are 11 pending patent applications in the United States. As of November 3, 2003, we have been issued 25 non-U.S. patents that are in force and there are 23 non-U.S. pending patent applications.

Our patents relate to various aspects of our yield management and rapid thermal processing solutions as set forth in the following table (as of November 17, 2003):

	Patents in Force
	U.S.	Non-U.S.
Yield Management Products	31	20
Process Products	8	3
Other	2	2

Total	41	25

We intend to continue to pursue the legal protection of our technology through intellectual property laws. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights.

Backlog

Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months and which are reasonably expected to be filled within that time frame. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. Our backlog as of September 30, 2003 and 2002 was approximately $45.4 million and $52.0 million, respectively.

Competition

The worldwide market for integrated yield management systems is highly competitive. We face substantial competition from established companies, many of which have greater financial, engineering and manufacturing resources, larger service organizations and long-standing customer relationships with key existing and potential customers. We may also face future competition from new market entrants from other overseas and domestic sources or if IHI elects to begin competing with us.

Our competitors primarily include Micronics Japan Co. Ltd., Applied Komatsu Technology, Inc. and Shimadzu Corporation in array testing, NEC Corporation, NTN Corporation, Contrel Limited, Charm Engineering Co., Ltd and Hoya Continuum Corporation in array repair and several competitors in the RTP and cell and module inspection market. We may also face future competition from new market entrants from other overseas and domestic sources or if IHI elects to begin competing with us.

We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. In addition, our customers may choose to develop proprietary technology that may obviate or lessen their need to purchase our products. Moreover, increased competitive pressure may necessitate price based competition, which could harm our business, financial condition and results of operations.

We believe that we can compete effectively with our competitors by building on our substantial installed customer base, providing technologically superior, competitively priced products and emphasizing our easy-to-use user interfaces and customer support. However, realizing and maintaining such advantages will require a continued high level of investment by us in engineering, research and development, marketing and customer service and support. We may not have sufficient resources to continue to make such investments. Even if sufficient funds are available, we may not be able to make the technological advances in a timely manner necessary to maintain such competitive advantages.

Employees

As of September 30, 2003, we employed 292 persons. No employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

Competition is intense in the recruiting of personnel in the flat panel display industry. Our future success may depend in part on our continued ability to hire and retain qualified management and technical employees.

Business Combinations

In May 2003, we acquired substantially all of the assets of Summit Imaging, Inc., a privately held designer and manufacturer of cooled cameras for the capital equipment industry. This acquisition has enabled us to reduce our flat panel display yield management product costs while improving performance.

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

In July 2002 we purchased certain assets from ART Advanced Research Technologies Inc. related to ART’s Infrared Screening and Inspection Solutions Division. In July 2001, we acquired Intelligent Reasoning Systems, Inc., a designer and manufacturer of in-line, advanced optical inspection equipment for the electronic manufacturing markets. In December 2000, we acquired Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc., a Canadian company. All of the assets related to these latter three acquisitions have been written off in fiscal 2003 as part of our discontinued operations. For further details regarding our discontinued operations, please see Note 3 of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.”

For further details regarding our business combinations, please see Note 4 of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of November 30, 2003, are as follows:

Name	Age	Position
Malcolm J. Thompson	58	Executive Chairman of the Board of Directors
Jeffrey A. Hawthorne	46	Chief Executive Officer, President and Director
Richard Okumoto	51	Chief Financial Officer and Secretary
Steve Song	48	Vice President, Worldwide Sales

Malcolm J. Thompson has been a member of our Board of Directors since 1992 and has served as the Executive Chairman of our Board of Directors since October 2003. Since April 2003, Dr. Thompson has served as the interim Chief Executive Officer of Vitex Systems, Inc., a provider of components for flat panel displays. From November 2001 to May 2002, he was a member of the Technical Advisory Board of Novalux, Inc., a laser module provider for optical networks. From 1998 through November 2001, he was President and Chief Executive Officer of Novalux, Inc., a provider of laser modules for optical networks. From 1996 to 1998, he was President and Chief Executive Officer of dpiX, Inc., a digital image capture and display products company, and from 1981 to 1996, he was the Chief Technologist for Xerox PARC. He also has served as Chairman of the Board of the United States Display Consortium, an industry-government consortium of over 135 member companies. Dr. Thompson received a B.S. and a Ph.D. in Applied Physics from the University of Brighton, Sussex in the United Kingdom.

Jeffrey A. Hawthorne has been our President and Chief Executive Officer since October 2003, and has been a member of our Board of Directors since December 2003. From July 2003 to October 2003, Mr. Hawthorne was our Chief Operating Officer. From November 2001 to July 2003, Mr. Hawthorne was our Vice President and President, Image Processing Systems Division. Mr. Hawthorne joined us in 1991 and has held a series of other management positions including Vice President, Development from September 1994 to November 2001. Mr. Hawthorne received a B.S. degree in Engineering Physics from the University of Colorado and an M.S. degree in Optical Engineering from the University of Rochester.

Richard Okumoto has been our Chief Financial Officer and Secretary since May 2003. From December 2002 until May 2003, he was Vice President of Administration and Chief Financial Officer at ESI, a manufacturer of semiconductor capital equipment. From October 2001 to December 2002, Mr. Okumoto was executive Vice President of The Garrett Group, a technology financial services firm. From May 2000 to May of 2001, Mr. Okumoto was Senior Vice President and General Manager of the I.C.E. division of Credence Systems Corporation. From October 1998 to May 2000, Mr. Okumoto was President and Chief Executive Officer of TMT, Inc. From March 1993 until January 1998, Mr. Okumoto was Executive Vice President and Chief Financial Officer for Credence Systems Corporation. Mr. Okumoto brings over 20 years of financial experience in the semiconductor test industry. Mr. Okumoto received a B.S. degree in Business Administration at San Jose State University.

Steve Song has been our Vice President of Worldwide Sales since November 2003. From August 1998 to November 2003, Mr. Song was our Vice President of Sales. Mr. Song joined us in April 1994 as our Korean sales and support manager. He was promoted to director of Korean operations in August 1995 and established our Korean subsidiary. Mr. Song received a B.S. degree in Electrical Engineering from Korea University in Seoul, Korea.

Item 2.    Properties

Information regarding our principal properties at September 30, 2003 is as follows:

Location	Type	Principal Use	Footage	Ownership
San Jose, California	Office and plant	Headquarters, marketing, sales, administration, manufacturing, research	22,000	Owned
San Jose, California	Plant	Research, engineering, marketing, manufacturing	52,000	Leased
Aliso Viejo, California	Office and plant	Vacant	9,262	Leased
Austin, Texas	Office and plant	Vacant	35,200	Leased (1/2 sublet)
Markham, Ontario, Canada	Office and plant	Research and engineering (1/2 vacant)	50,000	Leased
Daejon, Korea	Office and plant	Sales, service, marketing, administration, manufacturing, research	5,200	Leased

We also lease office space for other, smaller sales and service offices in Colorado Springs, Colorado, USA; Tokyo, Japan; Hsinchu, Taiwan; Seoul, Korea; and Beijing and Shanghai, China. In August 2003, we signed a lease agreement for a 128,520 square-foot building in San Jose California into which we plan to consolidate our San Jose facilities. The current lease in San Jose will terminate concurrently on January 11, 2004, with the inception date of the new lease.

Our operating leases expire at various times through December 2010, with renewal options at the fair market value for additional periods up to five years. Additional information on these leases is incorporated by reference from Note 9 of the “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data.” We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have adequate capacity for our current needs.

Item 3.    Legal Proceedings

We have been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000 and punitive damages in an unknown sum. On March 29, 2002, we responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. On December 19, 2002, we filed a motion for summary judgment. The court issued a tentative ruling denying the motion on October 23, 2003, and a hearing on the matter was held on December 3, 2003 at which time a motion was set for further hearing on January 9, 2004 and the trial date was reset for April 12, 2004. While we intend to vigorously contest the action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on our financial condition or results of operations.

We and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his second amended complaint, which was heard on April 8, 2003, and defendants again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part the defendants’ motion. The pleadings have been finalized and certain claims against us and the individual defendants will proceed. The parties currently are engaged in discovery, and the Court has yet to set a trial date. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

We filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. We were alleging infringement of a U.S. Patent owned by us and were seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered our complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, we added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against us alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against us, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. This lawsuit and all related lawsuits were subsequently settled on October 16, 2003. For further details, please see Note 15 of the “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.”

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Common Stock Market Price

Our common stock commenced trading on the NASDAQ National Market on November 15, 1995 under the symbol “PHTN.” The following table sets forth the high and low bid prices of our common stock as traded on the NASDAQ National Market for the periods indicated. The stock prices shown represent quotations among dealers without adjustments for retail markups, markdowns, or commissions and may not represent actual transactions.

Fiscal 2003 Quarter ended	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
High	$37.40	$27.15	$29.75	$34.49
Low	$15.97	$12.85	$16.20	$24.15

Fiscal 2002 Quarter ended	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
High	$46.55	$53.97	$52.73	$30.19
Low	$21.15	$35.07	$27.40	$17.48

The closing price for our common stock as reported by the NASDAQ National Market on December 1, 2003 was $41.80 per share. As of December 1, 2003, there were approximately 156 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders and we have agreed not to pay cash dividends under our current bank line of credit. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

In August 2002, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $25.0 million of our common stock. The repurchase program was terminated on January 15, 2003. The repurchases were made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. The 10b5-1 plan, allowed us to repurchase our shares during a period in which we were in possession of material non-public information, provided that we communicated share repurchase instructions to the broker at a time when we were not in possession of such material non-public information. As of January 15, 2003, we had repurchased a total of 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million.

Item 6.    Selected Financial Data

The following selected consolidated summary financial data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2003, 2002 and 2001, and the consolidated balance sheet data as of September 30, 2003 and 2002 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended September 30, 2000 and 1999, and the consolidated balance sheet data as of September 30, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this report.

In fiscal 2003, we discontinued operations in two business segments – the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.

	Year ended September 30,
	2003		2002		2001		2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$67,196		$49,342		$38,319		$64,221	$31,562
Income (loss) from operations	(30,692)		3,402		(7,304)		11,994	1,180
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(27,780	)(1)	6,230	(2)	(2,349	)(3)	12,952	1,026
Income (loss) from discontinued operations	(44,592)		(28,032)		(4,218)		583	2,092
Income (loss) before cumulative effect of a change in accounting principle	(72,372)		(21,802)		(6,567)		13,535	3,118
Cumulative effect of change in accounting principle	—		—		(6,560	)(4)	—	—
Net income (loss)	$(72,372)		$(21,802)		$(13,127)		$13,535	$3,118
Income (loss) per share from continuing operations before cumulative effect of a change in accounting principle:
Basic	$(1.73	)(1)	$0.39	(2)	$(0.18	)(3)	$1.08	$0.10
Diluted	$(1.73	)(1)	$0.37	(2)	$(0.18	)(3)	$0.99	$0.09
Income (loss) per share from discontinued operations:
Basic	$(2.77)		$(1.76)		$(0.32)		$0.05	$0.21
Diluted	$(2.77)		$(1.67)		$(0.32)		$0.04	$0.20
Income (Loss) per share before cumulative effect of a change in accounting principle:
Basic	$(4.50)		$(1.37)		$(0.50)		$1.13	$0.31
Diluted	$(4.50)		$(1.30)		$(0.50)		$1.04	$0.29
Cumulative effect per share of a change in accounting principle, net of tax benefit:
Basic	$—		$—		$(0.50	)(4)	$—	$—
Diluted	$—		$—		$(0.50	)(4)	$—	$—
Net income (loss) per share:
Basic	$(4.50	)(1)	$(1.37	)(2)	$(1.00	)(3)	$1.13	$0.31
Diluted	$(4.50	)(1)	$(1.30	)(2)	$(1.00	)(3)	$1.04	$0.29

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$116,469		$170,143		$84,091		$102,726	$9,900
Working capital	125,624		190,188		99,457		126,042	25,179
Total assets	161,919		249,159		158,635		155,054	42,891
Shareholders’ equity	144,143		226,143		143,308		131,800	29,335

(1)	Includes a goodwill impairment charge of $10.0 million, purchased intangible asset write-off of $3.5 million, acquired in-process research and development charge of $2.5 million in connection with the acquisition of certain assets from Intevac related to Intevac’s Rapid Thermal Processing Division and the acquisition of substantially all the assets of Summit Imaging, and amortization of intangibles of $1.2 million.
(2)	Includes an acquired in-process research and development charge of $410,000 in connection with the acquisition of Akcron.
(3)	Includes non-recurring acquisition charges of $1.4 million in connection with the acquisition of Image Processing Systems Inc., as well as restructuring charges of $976,000.
(4)	We recorded a non-cash charge of $6.6 million, net of tax, or $0.50 per diluted share, to reflect the cumulative effect of an accounting change as of October 1, 2000 related to the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results,” and elsewhere in this Annual Report on Form 10-K. Generally, the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

Overview

We are a leading provider of yield management solutions to the flat panel display industry. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process. In fiscal 2003, we acquired rapid thermal processing technology from Intevac, Inc., which enables manufacturers of flat panel displays to thermally activate low temperature poly-silicon films at temperatures that would otherwise distort or destroy underlying glass substrates. We also acquired substantially all of the assets of Summit Imaging, Inc., which supplies cooled cameras for our array checker products. These acquisitions support our strategy of owning key technologies which will positively impact our products’ technology content and lower the cost of our products. For further details of these and our fiscal 2002 and 2001 acquisitions, see Note 4 of the “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Through January 2003, we offered yield management solutions for the printed circuit board assembly industry; however, in January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. Through June 2003, we also offered yield management solutions for cathode ray tube display and high quality glass industries; however, in June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass business. Accordingly, the operating results of these business segments have been presented as discontinued operations and our results of operations for the prior periods have been reclassified to conform to the current period’s presentation. For further details of our discontinued operations, see Note 3 of the “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Impact of Staff Accounting Bulletin Number 101

Our fiscal 2001 financial statements reflect our adoption of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The SEC addressed several issues in SAB 101, including the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. Our previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment.

We changed our revenue recognition policy effective October 1, 2000 based on guidance provided in SAB 101. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We primarily derive revenue from sales of equipment and spare parts. Certain of our product sales are accounted for as multiple-element arrangements. If we have met defined customer acceptance experience levels with the specific type of equipment, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized after installation and acceptance. All other product sales with customer acceptance provisions are recognized upon customer acceptance. Revenue from the sale of spare parts is recognized upon shipment. The adoption of SAB 101 had no impact on the revenue recognition policy for the sale of spare parts.

We have reported this change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), as a cumulative effect adjustment. Because we adopted SAB 101 in the fourth quarter of fiscal 2001, no cumulative effect of the change is included in net income for the fourth quarter of fiscal 2000. Instead, APB 20 required that the change be made as of the beginning of the year and that financial information for interim periods of fiscal 2001 reported prior to the change be restated by applying SAB 101 to those periods.

In accordance with guidance provided in SAB 101, we recorded a total non-cash charge to continuing operations of $6.6 million, or $0.50 per share in fiscal 2001, to reflect the cumulative effect of the accounting change as of the beginning of fiscal 2001. The decrease to operating results from continuing operations before the cumulative effect of the accounting change as a result of the adoption of SAB 101 amounted to $2.7 million or $0.20 per diluted share for fiscal 2001.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, purchase order commitments, warranty obligations, goodwill, intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies are subject to more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We account for certain of our product sales, including sales to a value-added reseller, as arrangements with multiple deliverables. For arrangements with multiple deliverables, we recognize revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, we have met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. We allocate revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. We recognize all other product sales upon customer acceptance. We recognize revenue from the sale of spare parts upon shipment.

We record a provision for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required.

Allowance for Doubtful Accounts.

We maintain an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors. If a single customer returned a product or was unable or unwilling to make payments, additional allowances may be required as certain of our products have selling prices in excess of $1.5 million per unit. Accordingly, inability of a single customer to make required payments could have a material adverse effect on our results of operations.

Inventories.

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a first-in, first-out basis. We assess the recoverability of all inventory and purchase commitments to determine whether adjustments for excess and/or obsolete items are required. We make purchase commitments for inventory based upon existing backlog and sales forecasts. We maintain certain inventory levels to mitigate supply constraints and to fulfill orders for non-standard configurations, especially for parts with long lead times.

We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand inventory with our build forecast over the next twelve months. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate reserves to reflect the risk of obsolescence. Based on our past experience, we believe the twelve-month time period to best reflect the reasonable and relative obsolescence risks. If actual demand or usage were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required.

Warranty.

Our warranty policy generally states that we will provide warranty coverage for a period of one year from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment, when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field parts and the efficiency by which the product failure is corrected. Should actual product failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

Goodwill and Intangible Assets.

We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the goodwill associated with the Akcron and RTP reporting units for the purposes of our fiscal 2003 financial statements, we made estimates and judgments about the future cash flows of those reporting units. Our cash flow forecasts were based on assumptions that were consistent with the plans and estimates we are using to manage the underlying business. We also considered our market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) in determining the fair value of the respective businesses. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

Intangible assets with finite lives and other long-lived assets are amortized over their estimated useful lives and are also subject to evaluation for impairment.

Impairment of Long-Lived Assets.

We review long-lived assets including intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets, including intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Restructuring Costs.

We have accounted for restructuring costs incurred prior to December 31, 2002, in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Restructuring costs associated with the discontinued operations occurring subsequent to December 31, 2002 have been accounted for under the Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” These accruals include estimates pertaining to employee separation costs and the related abandonment of excess equipment and facilities. Actual costs may differ from these estimates.

Contingencies and Litigation.

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgement. We have made no such accruals at September 30, 2003.

Results of Operations

Fiscal Years Ended September 30, 2003, 2002 and 2001

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our Consolidated Statement of Operations.

	Year ended September 30,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	65.6	52.3	58.8

Gross margin	34.4	47.7	41.2
Operating expenses:
Research and development	33.9	22.0	31.3
Selling, general and administrative	20.5	17.9	22.6
Goodwill impairment charge	14.9	—	—
Impairment of purchased intangibles	5.3	—	—
Restructuring charges	—	—	2.5
Acquired in-process research and development	3.7	0.8	—
Amortization of intangible assets	1.8	—	—
Non-recurring acquisition charges	—	—	3.7

Total operating expenses	80.1	40.8	60.2

Income (loss) from operations	(45.7)	6.9	(19.1)
Interest income and other, net	4.4	5.9	13.1

Income (loss) from continuing operations before income taxes discontinued operations and cumulative effect of a change in accounting principle	(41.3)	12.8	(6.0)
Provision for income taxes	0.1	0.2	0.1

Loss from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(41.4)	12.6	(6.1)
Loss from discontinued operations	(66.4)	(56.8)	(11.0)
Loss before cumulative effect of a change in accounting principle	(107.7)	(44.2)	(17.2)

Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(17.1)

Net loss	(107.7)%	(44.2)%	(34.3)%

Revenue.    Revenue increased 36% to $67.2 million in fiscal 2003 from $49.3 million in fiscal 2002. Revenue increased 29% to $49.3 million in fiscal 2002 from $38.3 million in fiscal 2001. Sales of flat panel display products represented 100% of our revenue in all fiscal years. Sales of rapid thermal processing products, which is based on the technology we acquired in November 2002, represented $3.8 million, or 6% of our revenue in fiscal 2003. The increase in revenue in fiscal 2003 was primarily due to increased shipments of our ArrayChecker products, as compared to fiscal 2002, as well as RTP products that we acquired in fiscal 2003. This increase in revenue was partially offset by a decrease in the number of ArrayRepair systems shipped in fiscal 2003 as compared to fiscal 2002. Unit shipments of our array checker products increased approximately 43% in fiscal 2003 as compared to fiscal 2002, while unit shipments of our array repair products decreased approximately 45% in the same period. The increase in revenue in fiscal 2002 as compared to fiscal 2001 was due primarily to increased sales of our array checker products due to customer expansion of manufacturing capacity. Unit shipments of our array checker products increased approximately 35% in fiscal 2002 as compared to fiscal 2001, while unit shipments of our array repair products decreased approximately 39% in the same period. International revenue represented 100% of our revenue in all fiscal years. Our international revenue is derived entirely from customers in Korea, Taiwan and Japan.

Gross Margin.    Gross margin decreased to 34% in fiscal 2003 from 48% in fiscal 2002. Gross margin increased to 48% in fiscal 2002 from 41% in fiscal 2001. The overall decrease in gross margin in fiscal 2003 as compared to fiscal 2002 was primarily due to the contribution of lower margins from manufacturing inefficiencies and additional costs incurred to meet product delivery dates and resolve quality problems as a result of technical design issues related to the release of our ArrayChecker 3500 product. Additionally, end-of-life pricing on the ArrayChecker 2000 systems, competitive pricing pressures, particularly on the ArraySaver product, and lower modulator yields contributed to lower gross margins. The overall increase in gross margin in fiscal 2002 as compared to fiscal 2001 was primarily the result of increased manufacturing efficiencies attributable to higher sales volumes and to higher capacity utilization.

Research and Development.    Our research and development expenses consist primarily of salaries and related personnel costs, depreciation, non-recurring engineering charges and prototype costs and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and significant improvement of our products. We expense our research and development costs as they are incurred. Research and development expenses were $22.8 million, $10.9 million and $12.0 million, or 34%, 22% and 31% of our revenue in fiscal 2003, 2002 and 2001, respectively. The increase in research and development expenses in fiscal 2003 compared to fiscal 2002 was primarily attributable to higher spending on prototype materials and engineering headcount to support additional funding requirements for our generation 5, 6 and 7 platforms and cell and module product development, and to higher levels of spending associated with the acquisitions of Akcron Corporation and the rapid thermal processing technology from Intevac, Inc. The decrease in research and development expenses in fiscal 2002 compared to fiscal 2001 was primarily attributable to a reduction in spending on prototype materials and reduced overhead expenses. We expect our research and development expenses to be flat to slightly up in absolute dollars as we continue to concurrently develop our generation 5, 6 and 7 systems.

Selling, General and Administrative.    Our selling, general and administrative expenses consist primarily of salaries and commissions and related expenses for executive, sales, finance, accounting, and human resources personnel, professional fees and other corporate expenses. Selling, general and administrative expenses were $13.8 million, $8.9 million and $8.7 million, or 21%, 18% and 23% of our revenue, in fiscal 2003, 2002 and 2001, respectively. The increase in selling, general and administrative expenses in fiscal 2003 compared to 2002 was primarily attributable to increases in legal, accounting and directors’ and officers’ insurance expenses, expenses related to corporate governance requirements, and severance expenses. Selling, general and administrative expenses remained relatively flat in fiscal 2002 as compared to 2001.

Goodwill Impairment.    Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“FAS 142”) requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The goodwill impairment test involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss.

In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty with regard to flat panel manufacturers’ commitment to LTPS technology, we performed an impairment analysis of the $3.5 million and $7.4 million of goodwill associated with the acquisitions of Akcron and the RTP assets respectively. The valuations were done as of July 1, 2003, using established valuation techniques, specifically, the income and market approaches. As a result of these analyses, we recorded goodwill impairment charges of $2.7 million and $7.3 million associated with the Akcron and RTP asset goodwill, respectively.

Impairment of Purchased Intangibles.    We evaluate the carrying value of our long-lived assets and perform tests for impairment, including intangible assets, whenever events or circumstances suggest that such assets may be impaired in accordance with the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset.

In the fourth quarter of fiscal 2003, we also performed an impairment analysis of purchased intangible assets associated with the acquisitions of Akcron and the RTP assets. As a result, we recorded a write-off of $2.0 million and $1.5 million related to the acquired core and developed technologies of the Akcron and RTP assets, respectively.

Restructuring Charges.    During the fourth quarter of fiscal 2001, we recorded a $976,000 restructuring charge associated with a reduction in workforce and a reorganization of our divisions. These charges were the result of several initiatives, including the establishment of a sales and service organization and downsizing our capacity to then current shipment levels. As of September 30, 2003 the remaining liability associated with this restructuring plan was approximately $242,000, which represents contractual payments to be paid to a former executive through March 2004.

Acquired In–Process Research and Development.    In May 2003, we acquired substantially all of the assets of Summit Imaging, Inc. In November 2002, we completed our acquisition of certain assets from Intevac related to Intevac’s RTP technology. In September 2002, we completed our acquisition of Akcron. The purchase price for each has been allocated in accordance with FAS 141. The resulting in–process research and development charges in fiscal 2003 included $1.8 million and $625,000 for the asset purchases from Intevac and Summit, Imaging respectively. The resulting in-process research and development charge in fiscal 2002 was $410,000 for the Akcron acquisition. All amounts were expensed on the acquisition date as they represent ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

Acquired in-process research and development was identified and valued through interviews with acquired company executives, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing in-process research and development. Projected incremental cash flows were discounted back to their present value using a discount rate of 25%, 60% and 25% for the Intevac RTP asset purchase, the Summit Imaging asset purchase and the Akcron acquisition, respectively, which were determined after consideration of our weighted average cost of capital and the weighted average return on assets.

In-process research and development projects related to Intevac included a new transport system for more efficient handling of larger glass, redesign of the lamphouse for selective heating of the film and enhancement of low oxygen technology. As of September 30, 2003, these projects have been substantially completed.

In-process research and development related to Summit Imaging involves the design of the next generation cooled cameras for the Company’s ArrayChecker tools. As of September 30, 2003, this project had been substantially completed.

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

Amortization of Intangible Assets.    The identified intangible assets (other than goodwill) related to the Intevac RTP asset purchase, the Summit Imaging asset purchase and the Akcron acquisition are being amortized over two to five year periods, commencing on the dates of the acquisition. We have recorded a related amortization expense of $1.2 million for the year ended September 30, 2003. Remaining intangibles assets, after amortization and impairment write-offs, of approximately $2.9 million at September 30, 2003 will be amortized over varying periods ranging from one to four years.

Non-Recurring Acquisition Charges.    In December 2000, we acquired all the capital stock of Image Processing Systems, Inc. (“IPS”) in a pooling of interests transaction, in exchange for approximately 1,139,000 shares of our common stock. We incurred $2.3 million in professional fees consisting of legal, accounting and integration costs in connection with the acquisition of IPS.

Interest Income and Other, Net.    Interest income and other, net consists primarily of interest income and expense, foreign currency exchange gains and losses and other miscellaneous income and expense. Interest income and other, net was $3.0 million, $2.9 million and $5.0 million in fiscal 2003, 2002 and 2001, respectively. The decrease in interest income and other, net in fiscal 2002 was primarily attributable to lower overall yields on investments as compared to fiscal 2001, partially offset by the impact of higher cash balances in fiscal 2002 resulting from the net proceeds of the underwritten public offering of our common stock in February 2002.

Provision for Income Taxes.    The fiscal 2003, 2002 and 2001 effective tax rates were all 0%. The effective tax rate in fiscal 2003 is lower than the statutory rate due to tax net operating losses not being recognized. The effective tax rate in fiscal 2002 is less than the statutory federal income tax rate primarily as a result of an election reducing our tax benefits arising from acquired net operating losses and increasing tax bases in various purchased intangible assets. The effective tax rate in fiscal 2001 is lower than the statutory rate primarily due to tax benefits arising from net operating losses and tax credit carryforwards not being recognized.

We record a valuation allowance against our net deferred tax assets. Realization of our deferred tax assets depends on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. Due to the uncertainty of the timing and the amount of such realization, management concluded that a full valuation allowance was required at September 30, 2003.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non-tax deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Discontinued Operations

Through January 14, 2003, We conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection businesses. Accordingly, the operating results of these former business segments have been presented as discontinued operations for all periods presented.

Printed Circuit Board Assembly Inspection Business    Losses from discontinued operations from the former Printed Circuit Board Assembly Inspection Business were $38.6 million, $24.6 million and $2.1 million in fiscal 2003, 2002 and 2001, respectively.

The loss from discontinued operations for the year ended September 30, 2003, includes a write-off of inventory of approximately $7.6 million, a write-off of accounts receivable of approximately $2.0 million, and a write-off of licensed technology of approximately $1.9 million. The fiscal 2003 loss also includes impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchase intangibles and $2.5 million of long-lived assets recorded during the three months ended December 31, 2002, as a result of our assessment of indicators of impairment that existed prior to our formal decision to discontinue the operations of this segment.

The loss from discontinued operations for the year ended September 30, 2002 includes a restructuring charge of approximately $2.6 million recorded in the fourth quarter of fiscal 2002 associated with a reduction in workforce, consolidation and closing of facilities and a write-off of related fixed assets. The fiscal 2002 loss also includes impairment charges of approximately $11.2 million of goodwill and $1.0 million of purchased intangibles recorded during the fourth quarter of 2002, as a result of our assessment of indicators of impairment related to the acquisition of IRSI. In addition, we recorded approximately $244,000 of acquired in-process research and development charges related to the acquisition of ISIS.

The loss from discontinued operations for the year ended September 30, 2001 includes approximately $1.3 million of acquired in-process research and development charges related to the acquisition of IRSI.

Cathode Ray Tube Display and High Quality Glass Inspection Business    Losses from discontinued operations from the former Cathode Ray Tube Display and High Quality Glass Inspection Business were $6.0 million, $3.4 million and $2.1 million in fiscal 2003, 2002 and 2001, respectively.

The loss from discontinued operations for the year ended September 30, 2003, includes a write-off of inventory of approximately $1.8 million, a write-off of accounts receivable of approximately $152,000, and a write-off of fixed assets of approximately $490,000. The fiscal 2003 loss also includes approximately $460,000 in lease-related charges associated with excess facilities, and approximately $979,000 in employee severance and related benefit charges.

The loss from discontinued operations for the year ended September 30, 2001, includes a restructuring charge of approximately $253,000 recorded in the fourth quarter of fiscal 2001 associated with a reduction in workforce and the consolidation of facilities. The fiscal 2001 loss also includes approximately $896,000 of non-recurring acquisition charges related to the acquisition of IPS.

Liquidity and Capital Resources

We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $125.6 million as of September 30, 2003, compared to $190.2 million as of September 30, 2002. A major component of working capital is $116.5 million of cash, cash equivalents and short-term investments as of September 30, 2003, compared to $170.1 million as of September 30, 2002.

Operating Activities of Continuing Operations    Cash used in operating activities from continuing operations was $6.7 million and $1.9 million in fiscal 2003 and 2001, respectively, while cash provided by operating activities was $2.3 million in fiscal 2002. The increase in cash used in operating activities in fiscal 2003 compared to fiscal 2002 was primarily due to the $27.8 million net loss generated in fiscal 2003, as compared to the $6.2 million net income generated in fiscal 2002 partially offset by increases in deferred revenue and decreases in accounts payable. The increase in deferred revenue related to shipments occurring in the fourth quarter, while the decrease in accounts payable corresponded to a decrease in inventory levels. The increase in cash provided by operating activities in fiscal 2002 compared to fiscal 2001 was primarily due to the $6.2 million net income generated in fiscal 2002, as compared to the $7.7 million net loss generated in fiscal 2001. This net income was partially offset by a $3.6 million decrease in accounts receivable and inventories

Investing Activities of Continuing Operations    Cash provided by investing activities from continuing operations was $21.9 million and $17.7 million in fiscal 2003 and 2001, respectively, while cash used in investing activities was $83.0 million in fiscal 2002. The increase in cash provided by investing activities in fiscal 2003 compared to fiscal 2002 was primarily due to increases in the redemption of our short-term investments to fund our operations, offset by the purchase of the Intevac and Summit Imaging assets. The increase in cash used in investing activities in fiscal 2002 compared to fiscal 2001 was due primarily to the purchase of short-term investments with the cash provided by our public offering of shares of our common stock in February 2002. Additionally, we used cash of $2.6 million in the acquisition of Akcron. Capital expenditures were $2.6 million, $2.1 million and $7.4 million in fiscal 2003, 2002 and 2001, respectively. Capital expenditures in fiscal 2001 included the purchase of our corporate headquarters building and have decreased in fiscal 2002 and 2003 due to reductions in capital spending as a result of a slowdown in our business.

Financing Activities of Continuing Operations    Cash used in financing activities was $9.8 million in fiscal 2003, while cash provided by financing activities was $105.5 million and $3.2 million in fiscal 2002 and 2001 respectively. The increase in cash used in financing activities in fiscal 2003 was primarily due to $17.7 million used to repurchase our common stock in the open market, partially offset by $7.9 million generated from sales of our common stock. The increase in cash provided by financing activities in fiscal 2002 compared to fiscal 2001 was mainly due to our public offering of shares of our common stock. In February 2002, we sold 2,500,000 shares of common stock at a price of $40.14 per share. Additionally, the underwriters in the offering exercised their option to purchase an additional 375,000 shares to cover over-allotments. Our net proceeds after the underwriters’ discount and expenses of the offering aggregated approximately $107.0 million. The cash provided by the February 2002 public offering was partially offset by $6.9 million used to repurchase our common stock in the open market.

In March 2000, we entered into a bank line of credit (“line of credit”) which had an initial term of one year. We have renegotiated the line of credit on an annual basis and currently have a $4.0 million borrowing capacity on the line of credit, expiring in July 2004. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At September 30, 2003, no amounts were outstanding under the line of credit.

In August 2002, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to an aggregate of $25.0 million of our common stock. The repurchase program was terminated on January 15, 2003. The repurchases were made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by us. The 10b5-1 plan, allowed us to repurchase our shares during a period in which we were in possession of material non-public information, provided that we communicated share repurchase instructions to the broker at a time when we were not in possession of such material non-public information. During the period October 1, 2002 through January 15, 2003, we repurchased 903,032 shares for an aggregate repurchase price of approximately $17.7 million. As of January 15, 2003, we had purchased a total of 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million.

The following table summarizes the approximate contractual obligations that we have at September 30, 2003. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating lease obligations	$20,148	$3,126	$2,906	$2,946	$2,625	$2,527	$6,018
Capital lease obligations	5	5	—	—	—	—	—
Purchase obligations	30,636	30,339	297	—	—	—	—

Total	$50,789	$33,470	$3,203	$2,946	$2,625	$2,527	$6,018

We believe that existing liquid capital resources and funds generated from operations will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. We believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms, if at all, and if we were to proceed with acquisitions without this funding or with limited funding it would decrease our capital resources. The sale of additional equity or convertible debt securities could result in dilution to our shareholders.

Operating, Investing and Financing Activities of Discontinued Operations    In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business and in June 2003 we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these business segments have been reclassified as discontinued operations. Net cash used by discontinued operations during fiscal 2003, 2002 and 2001 is as follows:

	Fiscal Year Ended
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Printed circuit board business	$(10,777)	$(2,709)	$(4,344)
Cathode ray tube display and high quality glass inspection business	(1,858)	(8,994)	1,353

Net cash used in operating activities from discontinued operations	(12,635)	(11,703)	(2,991)

Cash flows from investing activities:
Printed circuit board business	(92)	(4,133)	(8,308)
Cathode ray tube display and high quality glass inspection business	—	131	(1,152)

Net cash used in investing activities from discontinued operations	(92)	(4,002)	(9,460)

Cash flows from financing activities:
Printed circuit board business	—	—	534
Cathode ray tube display and high quality glass inspection business	—	—	41

Net cash provided by financing activities from discontinued operations	—	—	575

Net decrease in cash and cash equivalents from discontinued operations:
Printed circuit board business	(10,869)	(6,842)	(12,118)
Cathode ray tube display and high quality glass inspection business	(1,858)	(8,863)	242

Net decrease in cash and cash equivalents from discontinued operations	$(12,727)	$(15,705)	$(11,876)

Impact of Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard has had no material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” (“FIN 46”) an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Factors Affecting Operating Results

We have recently sustained losses and we may not be able to return to profitability.

We reported net losses for each of the fiscal years ended September 30, 2003, 2002 and 2001. In the future, our revenue may decline, remain flat or grow at a rate slower than expected, especially to the extent that the general economic conditions do not significantly improve. Our ability to regain profitability on an annual basis is dependent in part on our customers’ recovery from this slowdown and the success of our efforts to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures, including our recent restructuring and the discontinuance of our printed circuit board assembly and cathode ray tube and high quality glass inspection operations. In addition, if we determine that the goodwill, intangible assets and other long-lived assets have been impaired, then we would need to decrease the carrying value of these assets, which would decrease our net income, or increase our net loss, during the period in which we determined that the assets were impaired. Our operating results are difficult to predict, and there is no assurance that we will be successful in achieving increased revenue, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to fall.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $400,000 to $1.85 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, as we announced in December 2002, we experienced technical delays with respect to the introduction of our next generation ArrayChecker 3500 system. This delay had a significant impact on the timing of both our revenue and net income for the second quarter of fiscal 2003.

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

We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our customers may experience yield loss. For example, with our ArrayChecker 3500, certain customers have experienced yield loss higher than expected. If our products have performance, reliability or quality problems, then we may experience:

•	delays in collecting accounts receivable;

•	reduced orders;

•	additional service expenses; and

•	higher manufacturing costs.

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

Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display manufacturers reduced capital expenditures resulting in a decrease in our revenue. If the flat panel display markets in which we sell our products do not recover sufficiently or experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products to our two largest customers represented 66% of our revenue, and each in excess of 10% of our total revenue, for the year ended September 30, 2003. Our two largest customers collectively accounted for 61% of our total revenue, and each in excess of 10% of our total revenue, for the year ended September 30, 2002.

We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.

All of our revenue is expected to come from a limited range of products for the flat panel display industry. As a result, we are heavily reliant on the flat panel display industry, particularly given our recent exits from the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection businesses. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. Continued market acceptance of our array test and array repair products is critical to our success.

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

We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms from a single source supplier. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for this equipment may not be available or may be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could at least temporarily delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations.

All of our revenue is derived from sales to companies located outside the United States, which exposes us to risks that we would not experience with domestic sales.

We expect sales to customers in foreign countries to continue to represent 100% of our revenue in the foreseeable future. A number of factors may adversely affect our international sales and operations, including:

•	political instability and the possibility of hostilities, terrorist attacks, or war;

•	imposition of governmental controls;

•	fluctuations in the United States dollar, which could increase the foreign sales prices of our products in local currencies;

•	export license requirements;

•	restrictions on the export of technology;

•	limited foreign protection of intellectual property rights;

•	trade restrictions;

•	changes in tariffs; and

•	difficulties in staffing and managing international operations.

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

We have recently consummated several acquisitions, including acquisitions of substantially all of the assets of Summit Imaging, Inc., in May 2003, certain assets from Intevac, Inc. in November 2002, Akcron Corporation, LTD in September 2002, certain assets from ART Advanced Research Technologies Inc. in July 2002, Intelligent Reasoning Systems, Inc. in July 2001 and Image Processing Systems, Inc. in December 2000. We may acquire other assets or companies in the future. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from our past and future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

Any of these difficulties could increase our operating costs or result in impairment of purchased assets, which could harm our financial performance. In addition, we may also elect to change our strategic direction and may no longer have need for certain acquired businesses or technologies. For example, we recently exited the printed circuit board assembly inspection and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions, including ART Advanced Research Technologies Inc. Intelligent Reasoning Systems, Inc. and IPS have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

Any failure of, or other problems at or with our third party manufacturers could delay shipments of our flat panel display products, harm our relationships with our customers or otherwise negatively impact our business.

If any third party that we use to manufacture our products is unable to satisfy our quality requirements or provide us with the products and services in a timely manner, our shipments of these products may be delayed, our customer relationships may be harmed and our results of operations may be adversely impacted. There can be no assurance that our relationship with any third party that we use to manufacture our products will result in a reduction of our expenses or enable us to satisfy our customers’ quality requirements or to deliver our products to our customers in a timely manner.

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

Historically, IHI has been a significant value-added reseller with respect to sales of our flat panel display products in Japan. In fiscal 2003, fiscal 2002 and fiscal 2001, 2%, 10% and 24% of our total revenue came from sales to IHI, respectively. We are currently in discussions with IHI regarding our on-going relationship with IHI and expect that IHI will cease to sell and support our flat panel display products in Japan in the future. If we are unable to negotiate a favorable termination of this relationship with IHI, and to support existing customers or develop new customers in Japan without IHI, our business will be harmed.

IHI’s rights to serve as our exclusive value-added reseller in Japan are currently unresolved. IHI may have the right to market some or all of our products in Japan on an exclusive basis, even exclusive as to us. In addition, even if we are able to negotiate a favorable termination of this relationship with IHI, we may not be able to compete effectively in Japan. Although IHI must purchase certain critical components from us, IHI may manufacture competing array test systems based on our technology. If this occurs, our business could be harmed. We also have granted IHI the non-exclusive right to manufacture and sell array test systems based on our technology, excluding technology incorporated into some critical components, in Korea, Taiwan and several other countries. Although IHI has neither manufactured these products, nor sold these products in countries other than Japan, our business could be harmed if IHI manufactures and sells array test systems in competition with our own in these countries.

Our success depends in large part on the strength of the active matrix liquid crystal display in the flat panel display industry.

While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In fiscal 2003, we derived 100% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

Our business could be harmed if we fail to properly protect our intellectual property.

Our success depends largely on our ability to protect our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets in the United States and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure you that the claims allowed on any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted there under will provide competitive advantages to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

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

In addition, our management team recently has experienced significant personnel changes. Jeff Hawthorne, previously Chief Operating Officer, became our President and Chief Executive Officer in October 2003, when Elwood H. Spedden resigned for health reasons. Mr. Spedden had previously replaced Vincent Sollitto who resigned as President and Chief Executive Officer in January 2003. Richard Okumoto recently became our Chief Financial Officer and Secretary in May 2003 when Richard Dissly resigned. Bruce Delmore, previously Vice President of Marketing also recently resigned. In addition, Jon Hopper, former Senior Vice President of our sales and support organization and Bernard T. Clark, former President of the flat panel display business both resigned in early fiscal 2003. Steve Song, previously Director of Korean operations, recently became our Vice President of Worldwide Sales. If our management team experiences high attrition or does not work effectively together, it could seriously harm our business.

Terrorism and international political instability may negatively affect our operations

The threat of terrorism targeted at the regions of the world in which we do business increases the uncertainty in our markets and may delay any recovery in the general economy, which could threaten our business.

Increased international political instability, particularly resulting from the threat of terrorist attacks, and further enhanced security measures as a result of the threat of terrorist attacks may hinder our ability to do business and may increase our costs of operations. Such continuing instability could cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs and cause international markets to fluctuate. This instability could have the same effects on our suppliers and their ability to timely deliver their products to us. If this international political instability continues or increases, our business and results of operations could be harmed.

Earthquakes may damage our facilities.

Our corporate and manufacturing facilities in California are located near major earthquake faults which have experienced earthquakes in the past. In the event of a major earthquake or other disaster in or near the San Francisco Bay Area, our facilities may sustain significant damage and our operations could be harmed. It could also significantly delay our research and engineering efforts for the development of new products, most of which is conducted at our California facilities.

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

In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Broad market fluctuations, general economic condition and specific conditions in the flat panel display industry may adversely affect the market price of our common stock.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. We believe our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is limited as substantially all of our cash, accounts receivable and accounts payable are denominated in U.S. dollars.

As of September 30, 2003, we had forward exchange contracts to sell approximately $2.8 million in foreign currency in order to hedge certain anticipated foreign currency denominated transactions expected to occur during the next year. None of these contracts were held for trading purposes. Detail of these securities is included in Note 7 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplemental Data.” Gains and losses on these contracts were recognized in income at September 30, 2003. Losses from changes in fair values at September 30, 2003 were approximately $208,000. We did not have any forward sales contracts at September 30, 2002.

Our forward exchange contracts are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the contracts from the rates at September 30, 2003 would decrease the fair value of the contracts by approximately $341,000.

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

September 30, 2003	2004	2005	2006	2007	2008	Total	Fair Value
	(dollars in thousands)
Cash equivalents (variable rate)	$18,305	—	—	—	—	$18,305	$18,305
Average interest rate	0.63%
Short-term investments (variable rate)	$53,750	—	—	—	—	$53,750	$53,750
Average interest rate	1.17%
Short-term investments (fixed rate)	$—	$44,224	—	—	—	$44,224	$44,414
Average interest rate		2.63%

September 30, 2002	2003	2004	2005	2006	2007	Total	Fair Value
	(dollars in thousands)
Cash equivalents (variable rate)	$25,580	—	—	—	—	$25,580	$25,580
Average interest rate	1.81%
Short-term investments (variable rate)	$56,255	—	—	—	—	$56,255	$56,255
Average interest rate	1.93%
Short-term investments (fixed rate)	$29,279	$58,633	—	—	—	$87,912	$88,308
Average interest rate	2.35%	3.30%

These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Photon Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the management of Photon Dynamics, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Palo Alto, California

October 22, 2003

PHOTON DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
	(in thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,305	$25,580
Short-term investments	98,164	144,563
Accounts receivable, net	10,402	16,579
Inventories	9,887	18,650
Other current assets	6,449	6,367

Total current assets	143,207	211,739
Land, property and equipment, net	12,298	12,404
Other assets	3,002	2,925
Intangible assets, net	2,894	3,554
Goodwill	518	18,537

Total assets	$161,919	$249,159

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,239	$10,610
Other current liabilities	10,605	10,637
Deferred gross margin	2,739	304

Total current liabilities	17,583	21,551
Other liabilities	193	1,465

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding, as of September 30, 2003 and 2002, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized, 16,389,727 and 16,717,121 shares issued and outstanding, as of September 30, 2003 and 2002, respectively	279,417	288,833
Accumulated deficit	(135,872)	(63,500)
Accumulated other comprehensive income	598	810

Total shareholders’ equity	144,143	226,143

Total liabilities and shareholders’ equity	$161,919	$249,159

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2003	2002	2001
	(in thousands, except per share data)
Revenue	$67,196	$49,342	$38,319
Cost of revenue	44,071	25,799	22,539

Gross margin	23,125	23,543	15,780
Operating expenses:
Research and development	22,786	10,878	12,009
Selling, general and administrative	13,763	8,853	8,670
Goodwill impairment charge	10,010	—	—
Impairment of purchased intangibles	3,548	—	—
Restructuring charges	—	—	976
Acquired in-process research and development	2,474	410	—
Amortization of intangible assets	1,236	—	—
Non-recurring acquisition charges	—	—	1,429

Total operating expenses	53,817	20,141	23,084
Income (loss) from operations	(30,692)	3,402	(7,304)
Interest income and other, net	2,968	2,913	5,008

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of a change in accounting principle	(27,724)	6,315	(2,296)
Provision for income taxes	56	85	53

Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(27,780)	6,230	(2,349)
Loss from discontinued operations	(44,592)	(28,032)	(4,218)

Loss before cumulative effect of a change in accounting principle	(72,372)	(21,802)	(6,567)
Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(6,560)

Net loss	$(72,372)	$(21,802)	$(13,127)

Income (loss) per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$(1.73)	$0.39	$(0.18)

Diluted	$(1.73)	$0.37	$(0.18)

Loss per share from discontinued operations:
Basic	$(2.77)	$(1.76)	$(0.32)

Diluted	$(2.77)	$(1.67)	$(0.32)

Loss per share before cumulative effect of a change in accounting principle:
Basic	$(4.50)	$(1.37)	$(0.50)

Diluted	$(4.50)	$(1.30)	$(0.50)

Loss per share from cumulative effect of a change in accounting principle, net of tax benefit:
Basic	$—	$—	$(0.50)

Diluted	$—	$—	$(0.50)

Net loss per share:
Basic	$(4.50)	$(1.37)	$(1.00)

Diluted	$(4.50)	$(1.30)	$(1.00)

Weighted average number of shares:
Basic	16,089	15,923	13,165
Diluted	16,089	16,791	13,165

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and Capital in Excess of Par Value		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Share	Amount
	(in thousands)
Balances at September 30, 2000	12,959	$159,723	$(28,571)	$648	$131,800
Components of comprehensive loss:
Net loss	—	—	(13,127)	—	(13,127)
Change in unrealized gain on investments	—	—	—	124	124
Currency translation adjustments	—	—	—	(266)	(266)

Total comprehensive loss					(13,269)

Net issuance of common stock	926	24,107	—	—	24,107
Stock ownership expense	—	670	—	—	670

Balances at September 30, 2001	13,885	184,500	(41,698)	506	143,308
Components of comprehensive loss:
Net loss	—	—	(21,802)	—	(21,802)
Change in unrealized gain on investments	—	—	—	289	289
Currency translation adjustments	—	—	—	15	15

Total comprehensive loss					(21,498)

Net issuance of common stock	3,236	112,384	—	—	112,384
Repurchase of common stock, net	(351)	(6,901)	—	—	(6,901)
Cancellation of returned IRSI escrow shares	(53)	(1,425)	—	—	(1,425)
Stock ownership expense	—	275	—	—	275

Balances at September 30, 2002	16,717	288,833	(63,500)	810	226,143
Components of comprehensive loss:
Net loss	—	—	(72,372)	—	(72,372)
Change in unrealized gain on investments	—	—	—	(206)	(206)
Currency translation adjustments	—	—	—	(6)	(6)

Total comprehensive loss					(72,584)

Net issuance of common stock	576	7,898	—	—	7,898
Repurchase of common stock, net	(903)	(17,678)	—	—	(17,678)
Stock ownership expense	—	364	—	—	364

Balances at September 30, 2003	16,390	$279,417	$(135,872)	$598	$144,143

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(27,780)	$6,230	$(8,909)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,119	2,058	1,940
Amortization of intangible assets	1,793	—	—
Acquired in process research and development	2,474	410	—
Goodwill impairment charge	10,010	—	—
Impairment of purchased intangibles and fixed assets	3,548	—	—
Loss on disposal of equipment	211	709	41
Stock ownership expense	364	275	670
Changes in assets and liabilities:
Accounts receivable	(4)	(3,603)	12,420
Inventories	993	(1,762)	(1,124)
Other current assets	1,498	(4,598)	694
Other assets	(166)	(4,271)	(582)
Accounts payable	(4,167)	6,421	(1,641)
Other current liabilities	(647)	1,883	(6,456)
Deferred gross margin	2,717	(1,477)	1,004
Other liabilities	(684)	—	—

Net cash provided by (used in) operating activities from continuing operations	(6,721)	2,275	(1,943)
Net cash used in operating activities from discontinued operations	(12,635)	(11,703)	(2,991)

Net cash used in operating activities	(19,356)	(9,428)	(4,934)

Cash flows from investing activities:
Purchase of property and equipment	(2,547)	(2,099)	(7,440)
Acquisition of Akcron	—	(2,559)	—
Acquisition of Intevac	(20,000)	—	—
Acquisition of Summit	(1,676)	—	—
Purchase of short-term investments	(569,566)	(662,097)	(656,321)
Redemption of short-term investments	615,759	583,739	681,472

Net cash provided by (used in) investing activities from continuing operations	21,970	(83,016)	17,711
Net cash used in investing activities from discontinued operations	(92)	(4,002)	(9,460)

Net cash provided by (used in) investing activities	21,878	(87,018)	8,251

Cash flows from financing activities:
Issuance of common stock, net	7,898	112,384	3,179
Repurchase of common stock	(17,678)	(6,901)	—
Capital lease	(11)	—	—

Net cash provided by (used in) financing activities from continuing operations	(9,791)	105,483	3,179
Net cash provided by investing activities from discontinued operations	—	—	575

Net cash provided by (used in) investing activities	(9,791)	105,483	3,754

Effect of exchange rate changes on cash and cash equivalents	(6)	15	(266)

Net increase in cash and cash equivalents from continuing operations	5,452	24,757	18,681
Net decrease in cash and cash equivalents from discontinued operations	(12,727)	(15,705)	(11,876)

Net increase (decrease) in cash and cash equivalents	(7,275)	9,052	6,805
Cash and cash equivalents at beginning of year	25,580	16,528	9,723

Cash and cash equivalents at end of year	$18,305	$25,580	$16,528

Supplemental cash flow disclosures:
Income taxes paid	$69	$101	$96
Interest paid	21	10	23

Supplemental non-cash financing and investing activities disclosure:
Assumed liabilities from acquisition of ISIS	—	260	—
Assumed liabilities from acquisition of Akcron	—	970	—
Assumed liabilities from acquisition of IRSI	—	—	5,726
Cancellation of returned IRSI escrow shares	—	1,425	—
Stock issued in acquisition of IRSI	—	—	19,769
Assumed liabilities from acquisition of RTP Assets	350	—	—
Assumed liabilities from acquisition of Summit Assets	15	—	—

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.    Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) is a supplier of integrated yield management solutions for the flat panel display industry. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Subsidiaries of the Company are as follows:

Akcron Corporation, Ltd.

CR Technology, Inc.

Intelligent Reasoning Systems, Inc.

Kabushiki Kaisha Photon Dynamics

Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. (“IPS”)

Photon Dynamics International Trading (Shanghai) Co., Ltd.

Photon Dynamics Korea Inc.

Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection businesses. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“FAS 144”) and the Company’s consolidated financial statements and related footnotes have been reclassified to conform with the current period’s basis of presentation. Accordingly, in the consolidated statements of operations, the operating results of these former businesses have been classified as “Loss from discontinued operations,” for all periods presented. The cash flows from these businesses have been presented as “Net cash flows from discontinued operations” in the operating, investing and financing sections of the consolidated statements of cash flows.

Management Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the calculation of allowance for doubtful accounts, inventory write-downs, warranty provisions, impairment of goodwill and other acquired intangible assets, acquired in-process research and development, restructuring expenses and litigation and contingency assessments.

Fair Value of Financial Instruments.    The Company evaluates the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and/or estimation methodologies could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items (see Note 7).

Cash Equivalents and Short-Term Investments.    Cash equivalents consist of highly liquid investments with insignificant interest rate risk and have original maturity dates of three months or less from the date of acquisition. Short-term investments consist of highly liquid investments with remaining maturities greater than three months from the balance sheet date. The Company classifies all securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). The cost and fair market value of short-term

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments are based on the specific identification method. Securities classified as available-for-sale are reported at fair market value with the related unrealized gains or losses, net of tax, presented as a separate component of shareholders’ equity under the caption “Accumulated other comprehensive income.” All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence.

Inventories.    Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or market. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors. Photon Dynamics reviews the appropriate valuation of its inventories on a quarterly basis. If actual demand were to decline below the Company’s forecasts, the Company may need to take additional inventory write-downs.

Land, Property and Equipment.    Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets which are thirty years for buildings, and three to five years for equipment and office furniture and fixtures. Leasehold improvements are amortized over the shorter of the life of the lease or the useful life of the related asset. Land is recorded at cost, with no depreciation recorded.

Goodwill and Intangible Assets.    The Company has accounted for goodwill and other intangible assets resulting from its acquisitions in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting unit with recognized goodwill for the purposes of our fiscal 2003 financial statements, The Company made estimates and judgments about the future cash flows of that reporting unit. The Company’s cash flow forecasts were based on assumptions that were consistent with the plans and estimates it was using to manage the underlying business. The Company also considers its market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) in determining the fair value of the respective businesses.

Intangible assets with finite lives and other long-lived assets are amortized over their estimated useful lives and subject to evaluation for impairment.

Impairment of Long-Lived Assets.    The Company reviews long-lived assets including intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets, including intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

Accumulated other comprehensive Income.    Statement of Accounting Standards No. 130 “Reporting Comprehensive Income” (“FAS 130”) requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements of Shareholders’ Equity.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit and Other Risk.    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of available for sale securities, trade accounts receivable and derivative financial instruments used to mitigate the effect of exchange rate changes.

The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.

The Company’s principal customers are located in Korea, Taiwan and Japan. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars. The Company believes its credit evaluation and monitoring mitigates its credit risk.

The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. Photon Dynamics does not anticipate nonperformance by these counterparties.

The Company’s products include certain components that are currently single-sourced. The Company believes that other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate supply of critical single-sourced components.

Foreign Currency.    The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from the translation of these subsidiaries’ financial statements into the U.S. dollar are recorded directly into a separate component of shareholders’ equity under the caption “Accumulated other comprehensive income” in shareholders’ equity. Currency transaction gains and losses are included in the Company’s results of operations.

Derivative Financial Instruments.    The Company uses forward exchange contracts to mitigate the effect of exchange rate changes on a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within the 18 months. The purpose of Photon Dynamics’ foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, cost and eventual cash flows. The Company believes these financial instruments do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s derivative instruments are recorded at fair value based on quoted market prices for comparable instruments. Gains and losses are recorded immediately in earnings.

At September 30, 2003, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell $2.8 million in local currencies, primarily Japanese yen. The Company had no foreign exchange forward contracts at September 30, 2002. See Note 7 for further information related to derivatives.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty.    The Company’s warranty policy generally states that it will provide warranty coverage for a period of one year from final acceptance. The Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment, when the related revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected.

Revenue Recognition.    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company accounts for certain of its product sales, including sales to a value-added reseller, as arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. The Company recognizes all other product sales upon customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment.

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

Prior to fiscal 2001 and the adoption of SAB 101, the Company’s revenue recognition policy was to recognize revenue when the customer took title to the equipment, generally at the time of shipment, which generally preceded installation and customer acceptance.

Change in Accounting Policy.    The Company changed its revenue recognition policy effective October 1, 2000 based on guidance provided in SAB 101. In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge to continuing operations of $6.6 million, or $0.50 per share, to reflect the cumulative effect of the accounting change as of October 1, 2000. The decrease to operating results from continuing operations before the effect of the accounting change as a result of the adoption of SAB 101 was a decrease of $2.7 million or $0.20 per share for fiscal 2001.

Shipping Costs.    The Company’s shipping and handling costs are included under cost of sales for all periods presented.

Advertising.    Advertising costs are expensed as incurred. Advertising expense was $159,000, $248,000 and $176,000 for fiscal 2003, 2002 and 2001, respectively.

Income Taxes.    The Company accounts for income taxes in accordance with the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse (see Note 8).

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share.    Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants (see Note 9).

Stock-Based Compensation Plans.    The Company accounts for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting For Stock Issued to Employees” (“APB 25”) and related interpretations. Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) amends Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FAS 123) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Option No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Since Photon Dynamics continues to account for stock-based compensation according to APB 25, its adoption of SFAS 148 required the Company to provide prominent disclosures about the effects of SFAS 123 on reported income.

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

	2003	2002	2001
Stock option plan:
Expected stock price volatility	0.93	0.96	1.02
Risk free interest rate	2.05%	3.21%	4.55%
Expected life of options (years)	5	3	3
Stock purchase plan:
Expected stock price volatility	0.90	0.99	1.02
Risk free interest rate	2.19%	3.13%	4.85%
Expected life of plan (years)	0.9	1.7	2

SFAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information for the years ended September 30, 2003, 2002 and 2001 is as follows:

	Year ended September 30,
	2003	2002	2001
	(in thousands, except per share data)
Net loss—as reported	$(72,372)	$(21,802)	$(13,127)
Plus: stock ownership expense recorded under APB 25	364	275	670
Less: FAS 123 stock ownership expense	(6,619)	(8,895)	(6,438)

Net loss—pro forma	$(78,627)	$(30,422)	$(18,895)

Basic net loss per share—as reported	$(4.50)	$(1.37)	$(1.00)
Diluted net loss per share—as reported	$(4.50)	$(1.30)	$(1.00)

Basic net loss per share—pro forma	$(4.89)	$(1.91)	$(1.44)
Diluted net loss per share—pro forma	$(4.89)	$(1.81)	$(1.44)

The pro forma effect on net income and earnings per share for fiscal 2003, 2002 and 2001 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma ownership expense related to grants made prior to fiscal 1996.

Reclassifications.    Certain prior year and prior quarter balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Recent Accounting Pronouncements.    In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard has had no material impact on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” (“FIN 46”) an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—Financial Statement Components

	September 30,
	2003	2002
	(in thousands)
Balance Sheet
Accounts receivable
Accounts receivable, gross	$11,128	$18,045
Allowance for doubtful accounts	(726)	(1,466)

Total	$10,402	$16,579

Inventories:
Raw materials	$3,945	$6,782
Work-in-process	4,565	7,008
Finished goods	1,377	4,860

Total	$9,887	$18,650

Land, property and equipment:
Land and building	$7,299	$6,632
Equipment	13,751	12,053
Office furniture and fixtures	2,097	1,929
Leasehold improvements	2,619	2,334

	25,766	22,948
Less: accumulated depreciation and amortization	(13,468)	(10,544)

Total	$12,298	$12,404

Intangible assets:
Core technology	$7,997	$3,668
Developed technology	4,734	2,061
Backlog	557	—
Non-compete agreement	199	—
Patents	123	123

	13,610	5,852
Less: accumulated amortization	(3,269)	(1,281)
Less: impairment charges	(7,447)	(1,017)

Total	$2,894	$3,554

Goodwill:
Initial goodwill	$37,089	$29,597
Subsequent adjustments to goodwill	(278)	140

	36,811	29,737
Less: impairment charges	(36,293)	(11,200)

Total	$518	$18,537

Other current liabilities:
Warranty	$2,363	$2,383
Compensation	2,369	4,094
Commissions	1,128	998
Acquisition costs	—	494
Due to Akcron shareholders	1,035	1,642
Obligation to a manufacturing subcontractor in connection with inventory purchases	309	—
Accrued closing costs associated with discontinued operations	666	—
Notes Payable (Note 14)	576	—
Other accrued expenses	2,159	1,026

Total	$10,605	$10,637

Accumulated other comprehensive income
Foreign currency translation adjustments	$407	$413
Unrealized gains on available for sale securities	191	397

Total	$598	$810

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended September 30
	2003	2002	2001
	(In thousands)
Statement of Operations
Interest income and other, net
Interest income	$2,548	$3,374	$5,396
Interest expense	(11)	(7)	(22)
Foreign exchange gain (loss)	(425)	(211)	(102)
Other	856	(243)	(264)

Total	$2,968	$2,913	$5,008

NOTE 3—Discontinued Operations

Printed Circuit Board Assembly Inspection Business

The Company’s printed circuit board assembly inspection products enabled printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the printed circuit board assembly industry primarily through sales representatives and distributors. The Company generally recognized revenue from the sale of its printed circuit board assembly inspection products upon shipment; as such product sales were not subject to customer acceptance provisions. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented. The Company is attempting to liquidate the operation’s remaining inventory through a third-party auctioneer and to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any costs associated with this discontinued operation.

The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Revenue	$4,320	$12,366	$18,107
Cost of revenue	11,661	9,605	10,733

Gross margin	(7,341)	2,761	7,374

Operating expenses:
Research and development	3,695	4,367	2,066
Selling, general and administrative	6,827	6,925	5,872
Goodwill impairment charge	15,083	11,200	—
Impairment of purchased intangibles and fixed assets	5,445	1,017	—
Restructuring charges	—	2,551	—
Acquired in-process research and development	—	244	1,323
Amortization of intangible assets	195	1,042	239

Total operating expenses	31,245	27,346	9,500

Loss from discontinued operations	$(38,586)	$(24,585)	$(2,126)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The loss from discontinued operations for the year ended September 30, 2003, includes a write-off of inventory of approximately $7.6 million, a write-off of accounts receivable of approximately $2.0 million, and a write-off of licensed technology of approximately $1.9 million. The fiscal 2003 loss also includes impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchase intangibles and $2.5 million of long-lived assets recorded during the three months ended December 31, 2002, as a result of management’s assessment of indicators of impairment that existed prior to the Company’s formal decision to discontinue the operations of this segment. Such impairment charges were recorded in accordance with the provisions of FAS 142 and FAS 144.

The loss from discontinued operations for the year ended September 30, 2002 includes a restructuring charge of approximately $2.6 million recorded in the fourth quarter of fiscal 2002 associated with a reduction in workforce, consolidation and closing of facilities and a write-off of related fixed assets. See Note 6 for additional details of this restructuring reserve. The fiscal 2002 loss also includes impairment charges of approximately $11.2 million of goodwill and $1.0 million of purchased intangibles recorded during the fourth quarter of 2002, as a result of management’s assessment of indicators of impairment related to the acquisition of IRSI. Such impairment charges were recorded in accordance with the provisions of FAS 142 and FAS 121. In addition, the Company recorded approximately $244,000 of acquired in-process research and development charges related to the acquisition of ISIS.

The Company determined the fair values of the assets impaired based on the estimated net realizable values of the assets, taking into account independent appraisals of those net realizable values.

The loss from discontinued operations for the year ended September 30, 2001 includes approximately $1.3 million of acquired in-process research and development charges related to the acquisition of IRSI.

The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	September 30
	2003	2002
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$104	$4,916
Inventories	—	4,844
Other current assets	1,268	1,443

Total current assets	1,372	11,203
Land, property and equipment, net	—	1,896
Intangible assets	—	3,076
Goodwill	—	15,083

Total assets	$1,372	$31,258

LIABILITIES

Current liabilities:
Accounts payable	$102	$1,827
Other current liabilities	819	467
Deferred revenue	—	104

Total current liabilities	921	2,398
Other liabilities	193	883

Total liabilities	$1,114	$3,281

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other current assets at September 30, 2003 include approximately $593,000 receivable from a third-party auctioneer for equipment sold, $453,000 receivable against shares that are being held in escrow related to the IRSI acquisition (See Note 4), and $202,000 in security deposits on various leases.

Other current liabilities at September 30, 2003 include approximately $184,000 related to current operating lease obligations, approximately $90,000 related to warranty obligations and approximately $545,000 related to potential vendor obligations. Other liabilities of approximately $193,000 relate entirely to non-current operating lease obligations. Lease obligations are to be paid out through December 2006. The Company has terminated a total of 46 employees and paid out substantially all severance and related benefit amounts as of September 30, 2003.

In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS146”), the Company recorded a liability of approximately $2.0 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-time Termination Benefits	Other Costs	Total
	(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2003	$—	$537	$537

Cathode Ray Tube Display and High Quality Glass Inspection Business

The Company’s cathode ray tube display and high quality glass inspection products allowed cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the cathode ray tube display and high quality glass inspection industry primarily through sales representatives and distributors. The Company generally recognized revenue from product sales upon customer acceptance. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented and the Company now conducts business in one segment. The Company is attempting to sell the assets associated with this discontinued operations, but there can be no assurances that the Company will be successful in recovering any costs associated with this discontinued operation.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Revenue	$2,412	$7,518	$14,657
Cost of revenue	4,393	4,626	8,781

Gross margin	(1,981)	2,892	5,876

Operating expenses:
Research and development	701	3,574	3,047
Selling, general and administrative	2,533	2,765	3,772
Impairment of purchased intangibles and fixed assets	791	—	—
Restructuring charges	—	—	253
Non-recurring acquisition charges	—	—	896

Total operating expenses	4,025	6,339	7,968

Loss from discontinued operations	$(6,006)	$(3,447)	$(2,092)

The loss from discontinued operations for the year ended September 30, 2003, includes a write-off of inventory of approximately $1.8 million, a write-off of accounts receivable of approximately $152,000, and a write-off of fixed assets of approximately $490,000. The fiscal 2003 loss also includes approximately $460,000 in lease-related charges associated with excess facilities, and approximately $979,000 in employee severance and related benefit charges accounted for in accordance with FAS 146. The Company has paid out substantially all of the severance and related benefit amounts as of September 30, 2003.

The loss from discontinued operations for the year ended September 30, 2001, includes a restructuring charge of approximately $253,000 recorded in the fourth quarter of fiscal 2001 associated with a reduction in workforce and the consolidation of facilities. See Note 6 for additional details of this restructuring reserve. The fiscal 2001 loss also includes approximately $896,000 of non-recurring acquisition charges related to the acquisition of IPS.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	September 30
	2003	2002
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$31	$1,994
Inventories	—	1,943
Other current assets	—	246

Total current assets	31	4,183
Land, property and equipment, net	—	561
Other assets	—	229

Total assets	$31	$4,973

LIABILITIES
Current liabilities:
Accounts payable	$—	$690
Other current liabilities	1,046	659
Deferred revenue	—	178

Total current liabilities	1,046	1,527
Other liabilities	—	314

Total liabilities	$1,046	$1,841

Other current liabilities at September 30, 2003 include approximately $31,000 related to employee severance and related benefits, approximately $183,000 related to warranty obligations, approximately $417,000 related to operating lease obligations, approximately $316,000 related to a loan payable (See Note 14) and approximately $99,000 in miscellaneous other accrued amounts. Lease obligations are to be paid out through March of 2008. The Company terminated at total of 40 employees and paid out substantially all severance and related benefits as of September 30, 2003.

In accordance with FAS146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-time Termination Benefits	Contract Termination Costs	Other Costs	Total
	(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,085)	(171)	(26)	(1,282)
Adjustments to the liability	—	—	50	50

Balance of liability at September 30, 2003	$31	$600	$35	$666

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Acquisitions

Year ended September 30, 2003 purchase acquisitions

In November 2002, the Company acquired certain assets relating to rapid thermal processing technology (the “RTP Assets”) from Intevac, Inc. (“Intevac”). The acquired technology is used to activate low temperature poly-silicon films during the manufacturing process for flat panel displays and expands the Company’s flat panel display product offerings to its current customer base into process equipment. The purchase price was $20.0 million of cash, of which $18.0 million was paid to Intevac at closing and an additional $2.0 million was placed into escrow to be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period as follows: $1.2 million related to the attainment of a certain level of sales by the Company of equipment included in the RTP Assets acquired from Intevac, $500,000 related to the re-issuance of a former rapid thermal processing patent in Japan for certain acquired technology and $300,000 for indemnification and reimbursement should Intevac breach any representations and warranties under the acquisition agreement. In September 2003, the Company filed a claim against the escrow for the full $2.0 million (see Note 15). Because the Company has written off all goodwill resulting from the acquisition of the RTP Assets, if the claim is resolved in favor of Intevac, the Company expects to incur an additional goodwill impairment charge in the period in which the matter is resolved. In addition, the Company assumed approximately $350,000 of liabilities and incurred approximately $640,000 in acquisition-related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable assets acquired primarily included accounts receivable, inventory and fixed assets. The funds used to purchase the RTP Assets came out of the Company’s working capital.

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

Year ended September 2002 purchase acquisitions

In September 2002, the Company acquired Akcron Corporation LTD (“Akcron”), a designer and seller of automated optical inspection equipment, image processing hardware and software algorithms and high-performance liquid crystal display backlight inverters for flat panel displays, which has expanded our cell and module inspection capability. The purchase price was approximately $4.2 million of which the Company paid cash of $2.6 million at the closing of the acquisition, established a $1.6 million liability for the remainder of the purchase price, assumed $600,000 in liabilities and incurred $400,000 in acquisition related charges consisting primarily of legal and accounting fees. The remaining $1.6 million of cash due to the Akcron shareholders has been held by the Company to secure the Company’s rights to indemnification and reimbursement should Akcron breach any of their representations and warranties under the acquisition agreement. The Company made claims for $320,000 for a breach of warranty related to the collectibility of a receivable and $350,000 related to the non-occurrence of a certain event. The remaining $1.0 million was paid to the Akcron shareholders in November 2003. The funds used to purchase Akcron came out of the Company’s working capital.

In July 2002 the Company purchased certain assets from ART Advanced Research Technologies Inc. (“ART”). The purchase price was approximately $5.5 million in cash and the Company assumed certain liabilities of $100,000 related to ART’s Infrared Screening and Inspection Solutions (“ISIS”) Division. The Company incurred $200,000 in acquisition related charges consisting primarily of legal and accounting fees. The funds used to purchase the assets of ART came directly out of the Company’s working capital. All of the assets purchased from ART were written off as part of the discontinuation of the printed circuit board assembly inspection business.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 2001 purchase acquisitions

In July 2001, the Company entered into a share purchase agreement with Intelligent Reasoning Systems, Inc. (“IRSI”). In accordance with the share purchase agreement, the Company issued 699,010 shares of its common stock, valued at $19.8 million at closing, made payments of approximately $1.4 million related to costs of the transaction, consisting primarily of legal and accounting fees, and assumed a warrant fair valued at $534,000 and assumed $12.3 million in liabilities. The identifiable assets acquired primarily included accounts receivable, inventory and fixed assets. Liabilities assumed primarily include short and long term debt, accounts payable and accrued liabilities. All of the assets purchased from IRSI were written off as part of the discontinuation of the printed circuit board assembly inspection business.

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

Purchase Price Allocation and Pro Forma Information

The acquisitions of RTP, Summit, Akcron, ISIS and IRSI were all accounted for as business combinations under the purchase method of accounting. The purchase prices were allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their respective fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The value attributed to the RTP backlog was related to purchase orders that had been received prior to the close of the acquisition, determined as the expected discounted cash flow resulting from the revenue related to the shipment of such orders, less normal profit margins.

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

The Company applied discount factors to the projected cash flows of the acquired technology in order to determine the present value, based on discount rates with inherent risk and expected growth of the developed, core and in-process technologies. The discount rates used for the developed, core and in-process technologies for each acquisition were as follows:

	RTP	Summit	Akcron	ISIS	IRSI
Developed technology	15%	—	15%	15%	15%
Core technology	20%	50%	20%	20%	20%
In-process technology	25%	60%	25%	25%	25%

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allocation of the purchase prices is as follows:

	RTP	Summit	Akcron	ISIS	IRSI
	(in thousands)
Acquired core technology	$3,764	$565	$225	$196	$3,247
Acquired developed technology	2,673	—	252	315	1,494
Patents	—	—	—	123	—
Backlog	557	—	—	—	—
Acquired in-process research and development	1,849	625	410	244	1,323
Non-compete agreement	—	199	—	—	—
Goodwill	7,386	106	3,454	3,419	22,724
Net fair value of acquired tangible assets and assumed liabilities	2,621	163	234	1,322	5,363

Total	$18,850	$1,658	$4,575	$5,619	$34,151

As of September 30, 2003, all goodwill and intangible assets associated with ISIS and IRSI have been written off as part of the discontinued operations. The acquired core technology, acquired developed technology and goodwill for Akcron and RTP were either fully or partially written off as part of the impairment of intangibles and goodwill impairment charges taken in the fourth quarter of fiscal 2003 (see Note 5). The remaining acquired core technology and acquired developed technology from Akcron, RTP and Summit are being amortized over five, five and four years, respectively from the date of acquisition. The RTP backlog was amortized to cost of sales at the time revenue was recognized for the related customer orders. The Summit non-compete agreement is being amortized over two years.

The RTP backlog was amortized to cost of sales at the time revenue was recognized for the related customer orders. The Summit non-compete agreement is being amortized over two years.

The following pro-forma information presents the results of continuing operations of the Company for the years ended September 30, 2003 and 2002 as if RTP, Summit and, Akcron had been acquired as of October 1, 2001. Pro forma information related to ISIS and IRSI has been excluded from the presentation as during 2003 the Company exited from such businesses and the associated results of operations for all periods presented have been included under loss from discontinued operations. The pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future.

The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from these transactions. The unaudited pro forma information is as follows:

	Year Ended September 30,
	2003	2002	2001
		(unaudited)
	(in thousands, except per share data)
Total revenue	$68,873	$56,262	$45,402
Net loss from continuing operations	(27,765)	(117)	(8,249)
Net income (loss)	(24,853)	2,188	(3,667)
Pro forma loss per share from continuing operations:
Basic and Diluted	$(1.73)	$(0.01)	$(0.63)
Pro forma income (loss) per share:
Basic	$(1.54)	$0.14	$(0.28)
Diluted	$(1.54)	$0.13	$(0.28)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended September 30, 2001 Business Acquisition Reported as Pooling of Interest

In December 2000, the Company acquired all of the capital stock of Photon Dynamics Canada Inc., formerly known as Image Processing Systems Inc. (“IPS”) in exchange for approximately 1,139,000 shares of its common stock with the acquisition accounted for as a pooling of interests. IPS shareholders received 0.0447 exchangeable shares for each common share of IPS held. As of April 1, 2002, pursuant to the terms and conditions of the exchangeable shares, all of the remaining exchangeable shares were automatically redeemed for shares of the Company’s common stock. In addition, all outstanding IPS stock options were converted at the common stock exchange ratio into options to purchase Photon Dynamics’ common stock. The Company incurred $2.3 million in acquisition related charges, of which $1.4 million was charged to continuing operations, consisting primarily of legal, accounting and integration fees.

NOTE 5—Goodwill and Other Purchased Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2002, are as follows:

	Flat Panel Display	Discontinued Operations	Total
	(in thousands)
Balance as of September 30, 2001	$—	$22,724	$22,724
Goodwill on businesses acquired during the year	3,454	3,419	6,873
Adjustment to goodwill based on IRSI escrow claim	—	140	140
Goodwill impairment charge	—	(11,200)	(11,200)

Balance as of September 30, 2002	3,454	15,083	18,537
Goodwill on businesses acquired during the year	7,492	—	7,492
Adjustments to goodwill, net	(418)	—	(418)
Goodwill impairment charge	(10,010)	(15,083)	(25,093)

Balance as of September 30, 2003	$518	$—	$518

For the year ended September 30, 2002, the Company recorded net adjustments of approximately $140,000 to increase goodwill, resulting from an adjustment to the IRSI escrow claim.

In the fourth quarter of fiscal 2002, the Company performed its annual impairment analysis of the $22.7 million of goodwill associated with the acquisition of IRSI, which was a part of the former printed circuit board assembly reporting unit. The valuation was done as of July 1, 2002, using established valuation techniques, specifically, the income and market approaches. As a result of this analysis, the Company recorded a goodwill impairment charge of $11.2 million.

In the first quarter of fiscal 2003, due to further deterioration of business conditions from the fourth quarter of fiscal 2002, the Company performed an interim analysis of the fair value of the former printed circuit board assembly reporting unit. As a result of this analysis, the Company determined that the goodwill remaining in the former printed circuit board assembly reporting unit was impaired and recorded an impairment charge of $15.1 million in the quarter ended December 31, 2002. The valuation was done as of December 31, 2002, using established valuation techniques, specifically, the income and market approaches.

In conjunction with the Company’s acquisition of Akcron Corporation Ltd. (“Akcron”) in September 2002, the Company established a $1.7 million liability for a portion of the purchase price to be held by the Company as security for indemnification should Akcron breach any of its representations and warranties. For the year ended

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003, adjustments of $770,000 were made to the Akcron liability, consisting of $320,000 for a breach of warranty related to the collectibility of a receivable and $350,000 related to the non-occurrence of a certain event.

For the year ended September 30, 2003, the Company recorded net adjustments of approximately $418,000 to reduce goodwill, consisting of the aforementioned $350,000 reduction to the Akcron liability, which reduced the purchase price with no change to the net assets acquired and reductions of $83,000 and $62,000 to the purchase prices of Akcron and the RTP Assets, respectively, for accrued acquisition costs which were subsequently cancelled. These reductions were offset by an increase to the Summit Assets goodwill of approximately $47,000 and other miscellaneous adjustments that increased goodwill by a net of approximately $5,000, primarily associated with the RTP acquisition.

In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty with regard to flat panel manufacturers’ commitment to LTPS technology, the Company performed an impairment analysis of the $3.1 million and the $7.4 million of goodwill associated with the Akcron and RTP reporting units, respectively, which are both part of the flat panel display reporting unit. The valuation was done as of July 1, 2003, using established valuation techniques, specifically, the income and market approaches. As a result of this analysis, the Company recorded goodwill impairment charges of $2.7 million and $7.3 million associated with Akcron and RTP, respectively.

As part of the acquisition of the RTP assets, $2.0 million was placed into escrow to be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period. In September 2003, the Company filed a claim against the escrow for the full $2.0 million (see Note 15).

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	Developed Technology	Core Technology	Patents	Non Compete Contract	Backlog	Total
	(in thousands)
Balance as of September 30, 2001	$1,390	$3112	$—	$—	$—	$4,502
Acquired during the period	567	421	123	—	—	1,111
Amortization during the period included in discontinued operations	(383)	(655)	(4)	—	—	(1,042)
Impairment of purchased intangibles included in discontinued operations	(1,017)	—	—	—	—	(1,017)

Balance as of September 30, 2002	557	2,878	119	—	—	3,554

Acquired during the period	2,673	4,329	—	199	557	7,758
Amortization during the period included in continuing operations	(552)	(639)	(3)	(42)	—	(1,236)
Amortization during the period included in discontinued operations	(16)	(173)	(6)	—	—	(195)
Amortization of backlog to cost of revenue in continuing operations during the period	—	—	—	—	(557)	(557)
Impairment of purchased intangibles included in continuing operations	(1,537)	(1,981)	(30)	—	—	(3,548)
Impairment of purchased intangibles included in discontinued operations	(470)	(2,332)	(80)	—	—	(2,882)

Balance as of September 30, 2003	$655	$2,082	$—	$157	$—	$2,894

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal 2002, in conjunction with the goodwill impairment analysis, the Company wrote-off approximately $1.0 million related to the un-amortized portion of the IRSI acquired developed technology intangible asset, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty with regard to flat panel manufacturers’ commitment to LTPS technology, the Company performed an impairment analysis of purchased intangible assets and certain other long-lived assets associated with Akcron and the RTP reporting units which are both part of the flat panel display reporting unit. As a result, the Company recorded impairment charges of approximately $3.5 million related to the unamortized portion of the acquired developed technology, core technology and patent intangible assets to reduce the carrying values of purchased intangible assets to their respective estimated values.

Future estimated amortization expense relating to intangible assets at September 30, 2003 is approximately $805,000, $764,000, $706,000, $577,000 and $42,000 in fiscal 2004 through 2008, respectively.

In accessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case the Company may be required to record additional impairment charges for these assets.

NOTE 6—Restructuring Charges

During the fourth quarter of fiscal 2002, the Company implemented a restructuring plan to reduce its workforce, consolidate and close certain facilities and write-off related fixed assets. Prior to the date of the financial statements, management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. All 29 of the affected employees were notified of their termination prior to the date of the financial statements and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in the former printed circuit board assembly business segment and related sales and service. The Company recorded a restructuring charge of $2.6 million, included in loss from discontinued operations, which is comprised of approximately $550,000 for employee severance and related benefits, $1.3 million related to excess facilities and $700,000 of abandoned assets with no future economic benefit. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through December 2006. Approximately $235,000 of the employee severance and related benefits were paid out on September 30, 2002. In the second quarter of fiscal 2003, management settled all remaining employee severance and related benefits. In the second quarter of fiscal 2003, the Company renegotiated the terms of the lease obligation related to one of the excess facilities, resulting in a reduction to the liability of approximately $237,000. In the third quarter of fiscal 2003, the Company subleased a portion of one of the excess facilities, resulting in a reduction to the liability of approximately $483,000. These benefits were taken as part of the discontinued operations. As of September 30, 2003, the remaining liability associated with the restructuring plan was approximately $364,000, which consisted entirely of operating lease obligations associated with excess facilities.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2001, the Company implemented a restructuring plan as a result of several initiatives, including the integration of IRSI into the former printed circuit board assembly division, the combining of sales and service into one organization and the Company’s continuing strategy to outsource manufacturing. Prior to the date of the financial statements, management, having the appropriate authority, approved and implemented the plan and determined the benefits that would be offered to the 69 employees being terminated. The benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits he or she was entitled to receive. The reductions occurred primarily in manufacturing and operational locations in North America. The Company recorded a restructuring of $1.2 million for employee-related costs and other expenses, of which $253,000 has been recorded within loss from discontinued operations. As of September 30, 2003 the remaining liability associated with this restructuring plan is approximately $242,000 which represents contractual payments to be paid to a former executive through March 2004. There have been no adjustments to the liability.

NOTE 7—Financial Instruments

Cash Equivalents and Short-term Investments

The fair value of the Company’s cash equivalents approximates the carrying amount due to the relatively short maturity of these items. The amortized costs and estimated fair value of securities available-for-sale, by type, as of September 30, 2003 and 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2003
Auction rate preferred securities	$53,750	$—	$—	$53,750
Commercial paper and corporate debt securities	44,224	208	(18)	44,414

Amounts included in short-term investments	$97,974	$208	$(18)	$98,164

September 30, 2002
Government securities	$31,690	$89	$—	$31,779
Auction rate preferred securities	56,255	—	—	56,255
Commercial paper and corporate debt securities	56,221	350	(42)	56,529

Amounts included in short-term investments	$144,166	$439	$(42)	$144,563

Net realized gains and losses for the years ended September 30 2003 and 2002 were not material to the Company’s financial position or results of operations.

The contractual maturities of debt securities classified as available-for-sale as of September 30, 2003, regardless of the consolidated balance sheet classification, are as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due within one year	$53,750	$53,750
Due after one year through two years	44,224	44,414

Total cost and estimated fair values	$97,974	$98,164

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. During the current quarter, the Company entered into certain derivative instruments to protect its anticipated foreign currency exposures with these derivative instruments having maturities of up to sixteen months.

The Company accounts for its derivatives instruments according to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives which do not qualify, or are not effective as hedges must be recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. Upon forecasting the current quarter exposure, the Company entered into certain transactions with forward sales contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these forward sales contracts as hedging instruments, as defined by FAS 133, and, as such, records the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Company’s Consolidated Statements of Operations. The Company records the mark-to-market change in fair value of its derivative instruments within “Other current liabilities” in the Company’s Consolidated Balance Sheet. At September 30, 2003, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. Losses from changes in fair values at September 30, 2003 were approximately $208,000 and are included in “Interest income and other, net” in the Consolidated Statement of Operations. The Company did not have any forward sales contracts at September 30, 2002.

NOTE 8—Income Taxes

The provision for income taxes consists of the following:

	Year ended September 30,
	2003	2002	2001
	( in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	56	85	53
Deferred:
Federal	—	—	—

Provision for income taxes	$56	$85	$53

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss before income taxes consists of the following:

	Year ended September 30,
	2003	2002	2001
	(in thousands)
Domestic	$(17,848)	$5,683	$267
Foreign	(9,876)	632	(2,563)

Income (loss) before income taxes	$(27,724)	$6,315	$(2,296)

The significant components of the Company’s deferred income tax assets are as follows:

	September 30,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$26,334	$11,495
Research credit carryforwards	8,225	6,784
Canadian research and development expenditures	2,826	2,846
Purchased intangibles	17,280	4,904
Inventory writedowns	3,003	2,663
Depreciation	837	837
Allowance for doubtful accounts	204	548
Expenses not currently deductible	3,255	3,882
Deferred Revenue	1,852	41

Total deferred tax assets	63,816	34,000
Valuation allowance	(63,816)	(34,000)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—

Total net deferred tax assets	$—	$—

Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The valuation allowance increased by approximately $29.8 million in fiscal 2003 and increased by approximately $669,000 in fiscal 2002. As of September 30, 2003, approximately $11.5 million of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized. The current year unrealized benefit generated is approximately $1.6 million.

As of September 30, 2003, the Company has federal and state net operating loss carryforwards of approximately $54.8 million and $10.7 million, respectively. The federal net operating loss carryforwards began expiring in fiscal 2002 and will continue to expire through fiscal 2004, if not utilized. The state net operating loss carryforwards will expire at various times beginning in fiscal 2008, if not utilized. The Company also has federal and state research and development tax credit carryforwards of $4.1 million and $2.8 million, respectively. The federal credits began expiring in fiscal 2002 and will continue expiring through fiscal 2004 if not utilized. The state credits have an indefinite carryforward period.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has cumulative foreign loss carryforwards for Canadian income tax purposes of approximately $13.8 million. These foreign loss carryforwards began expiring in fiscal 2003 and will continue to expire through 2005, if not utilized.

The Company has cumulative Canadian scientific research and development expenditures (“SR&D”) available for deduction in future years of approximately of $8.0 million. These deductible SR&D can be carried forward to reduce future Canadian taxable income indefinitely.

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

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended September 30,
	2003	2002	2001
	(in thousands)
Expected provision (benefit) at federal statutory rate	$(9,723)	$2,181	$(804)
State income taxes	145	315	(251)
Election to treat subsidiary stock purchase as asset purchase	—	11,906	(11,906)
Tax credits	(581)	(652)	(3,156)
Losses (benefited)/not benefited – Discontinued operations	(18,171)	(11,423)	(1,718)
Losses (benefited)/not benefited	27,485	(2,446)	18,787
Other individually immaterial items	901	204	(899)

	$56	$85	$53

NOTE 9—Shareholders’ Equity and Employee Benefits

Common Stock.    On February 4, 2003, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved an increase of 400,000 shares reserved for grant under the Company’s Amended and Restated 1995 Stock Option Plan from a total of 2,590,943 shares to 2,990,943 shares and an increase of 250,000 shares authorized for issuance under the Company’s 1995 Employee Stock Purchase Plan from a total of 1,000,000 shares to 1,250,000 shares

In August 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchase program was terminated on January 15, 2003. The repurchases were made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The 10b5-1 plan allowed the Company to repurchase its shares during a period in which the Company was in possession of material non-public information, provided that the Company communicated share repurchase instructions to the broker at a time when it was not in possession of such material non-public information. As of September 30, 2002 the Company had repurchased 350,900 shares for an aggregate repurchase price of approximately $6.9 million. During the period October 1, 2002 through January 15, 2003, the Company repurchased 903,032 shares for an aggregate repurchase price of approximately $17.7 million. The Company repurchased a total of 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million under this program.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The activity under the option plans, combined, is as follows:

	Available For Grant	Options Outstanding	Weighted-Average Exercise Price
Balances at September 30, 2000	268,269	1,371,029	$19.50
Additional shares reserved	900,000	—	—
Options granted	(1,069,228)	1,069,228	20.94
Options canceled/expired	260,991	(260,911)	28.40
Options exercised	—	(217,537)	12.98

Balances at September 30, 2001	360,032	1,961,809	19.74
Additional shares reserved	650,000	—	—
Options granted	(667,107)	667,107	29.38
Options canceled/expired	559	(114,089)	26.09
Options exercised	—	(288,004)	13.33

Balances at September 30, 2002	343,484	2,226,823	23.11
Additional shares reserved	400,000	—	—
Options granted	(789,083)	789,083	21.20
Options canceled/expired	770,746	(786,231)	14.25
Options exercised	—	(479,037)	28.73

Balances at September 30, 2003	725,147	1,750,638	$22.14

The following table summarizes information about stock options outstanding as of September 30, 2003:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Price	Number of Shares Outstanding at September 30, 2003	Weighted-Average Remaining Contract Life (in years)	Weighted-Average Exercise Price at September 30, 2003	Number Vested and Exercisable	Weighted-Average Exercise Price at September 30, 2003
$ 3.00 – $ 8.83	169,150	5.03	$4.44	169,150	$4.44
10.63 – 16.88	473,058	7.94	14.58	236,588	14.16
17.75 – 23.63	291,021	8.14	19.22	116,338	19.55
24.43 – 26.24	324,395	8.90	25.50	76,501	25.81
27.83 – 29.31	313,748	9.29	28.76	47,161	27.98
33.38 – 47.31	161,376	7.34	44.42	108,214	43.30
59.00 – 59.00	17,890	6.74	59.00	15,225	59.00

$ 3.00 – $59.00	1,750,638	8.04	$22.14	769,177	$19.97

The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 was $15.14, $17.33 and $13.83, respectively. Options exercisable were 769,177, 906,589 and 733,746 as of September 30, 2003, 2002 and 2001, respectively.

Employee Purchase Plan.    The Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings, through accumulated payroll deductions, toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. In general, the price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the two-year offering period or the purchase date. In fiscal 2003, 2002, and 2001, employees purchased 96,601, 48,087 and 41,892 shares, respectively. At September 30, 2003, 681,653 shares were reserved and available for issuance under the plan. The weighted-average fair value of shares issued in fiscal 2003, 2002, and 2001 was $9.40, $16.92 and $19.32 respectively.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Employee Benefits Plans.    The Company has a retirement savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. In fiscal 2003 and 2001, but not fiscal 2002, the Company matched 50% on the first 7% up to $3,500 per year of an eligible employee’s contribution. The total charge to operations under the 401(k) program was approximately $282,000, $0, and $389,000 in fiscal 2003, 2002 and 2001, respectively.

During fiscal 2003, the Company recorded approximately $174,000 in stock ownership expense related to the acceleration of options for two former officers of the Company. Total stock ownership expense was computed using intrinsic value in accordance with APB 25. Also in 2003, the Company recorded approximately $190,000 in stock compensation expense related to options granted to a consultant who was subsequently hired by the Company. The fair value was computed using the Black-Scholes option-pricing model. The options are subject to variable accounting and would be revalued until they are fully vested and exercised.

Shares Reserved.    The Company has reserved shares of common stock for future issuance as follows:

September 30, 2003
Stock options outstanding	1,750,638
Stock options, available for grant	725,147
Shares for employee stock purchase plan	681,653
Warrants	28,766

Total	3,186,204

NOTE 10—Net Income (Loss) Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended September 30,
	2003	2002		2001
	(in thousand, except per share data)
Numerator:
Net income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	$(27,780)	$6,230		$(2,349)
Net loss from discontinued operations	(44,592)	(28,032)		(4,218)
Cumulative effect of a change in accounting principle, net of tax benefit	—	—		(6,560)

Net loss	$(72,372)	$(21,802)		$(13,127)

Denominator:
Weighted average shares for basic net income per share	16,089	15,923		13,165
Effect of dilutive securities:
Employee stock options	—	868		—

Weighted average shares for diluted net income per share	16,089 (1)	16,791		13,165 (1)

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(1.73)	$0.39		$(0.18)
Net loss from discontinued operations	(2.77)	(1.76)		(0.32)
Net loss from cumulative effect of a change in accounting principle	—	—		(0.50)

Net loss per share	$(4.50)	$(1.37)		$(1.00)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(1.73)	$0.37		$(0.18)
Net loss from discontinued operations	(2.77)	(1.67	)(2)	(0.32)
Net loss from cumulative effect of a change in accounting principle	—	—		(0.50)

Net loss per share	$(4.50)	$(1.30)		$(1.00)

(1)	The effect of dilutive securities from employee stock options and warrants to purchase 479,000 and 785,000 shares at September 30, 2003, and 2001, respectively was not included in the computation of diluted earnings per share as the effect is antidilutive due to net losses.
(2)	In accordance with Statement of Accounting Standards No. 128 “Earnings Per Share,” the Company included the effect of dilutive securities from employee stock options and warrants to purchase 868,000 shares in its calculation of 2002 diluted net loss from discontinued operations

At September 30, 2003, 2002 and 2001, options to purchase 982,000, 275,000 and 164,000 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods.

NOTE 11—Commitments and Contingencies

Facilities

In August 2003, the Company signed a lease agreement for a 128,520 square-foot building in San Jose California into which it will consolidate its San Jose facilities in the second quarter of fiscal 2004. The current lease in San Jose will terminate concurrently with the inception date of the new lease. The new facility is leased

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods. The Company leases its Aliso Viejo, California facilities under a non-cancelable operating lease that expires in fiscal 2004. In fiscal 2002, the Company renewed the lease on its Markham, Ontario (Canada) facilities under a non-cancelable operating lease that expires in fiscal 2007. The Company leases its Austin, Texas facility under a non-cancelable operating lease that expires in fiscal 2005. The Company also leases office facilities in various foreign locations under non-cancelable operating leases that range in terms from one to two years. The Company also leases equipment under operating leases.

Total rent expense under all operating leases was approximately $1.8 million, $1.6 million and $1.6 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Future minimum lease commitments under operating leases at September 30, 2003, net of sublease income, are approximately $3.0 million, $2.8 million, $2.8 million, $2.6 million, and $2.5 in fiscal 2004 through 2007, respectively. Sublease income is approximately $82,000, $141,000, $141,000 and $35,000 in fiscal 2004 through 2007, respectively.

Line of Credit

In March 2000, the Company entered into a bank line of credit (“line of credit”) which had an initial term of one year. The Company has renegotiated the line of credit on an annual basis and currently has a $4.0 million borrowing capacity on the line of credit, expiring in 2004. The line of credit is secured by substantially all of the Company’s assets and contains certain financial and other covenants. At September 30, 2003, no amounts were outstanding under the line of credit.

Manufacturing outsourcing agreement with Sanmina-SCI

The Company is in negotiations to terminate a manufacturing outsourcing agreement with Sanmina-SCI. The Company has made accruals for potential settlement amounts in the financial statements ended September 30, 2003. These recorded amounts are immaterial to the Company’s financial statements and results of operations; however, if the actual settlement amounts are not in line with our current expectations, additional settlement expenses may be incurred.

Purchase Agreements

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were $30.7 million as of September 30, 2003.

Retention Bonus

The Company entered into an agreement with certain key employees of Summit Imaging, Inc. pursuant to the purchase agreement, whereby the Company will pay incentive bonuses to retain the identified employees. The agreement provides for a total bonus payment of $1.5 million, to be paid out in four annual installments beginning on April 1, 2004. As of September 30, 2003, the Company had accrued approximately $170,000, which is included in “Other current liabilities” in the financial statements.

Warranty obligations

The Company generally offers warranty coverage for a period of one year from the date of final customer acceptance. Upon product shipment, the Company records the estimated cost of warranty coverage, primarily

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

material and labor to repair and service the equipment. Factors that affect the Company’s warranty liability include the number of installed units under warranty, product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company’s product liability during fiscal 2003 and 2002 were as follows:

	September 30, 2003	September 30, 2002
	(in thousands)
Beginning balance	$2,383	$2,760
Estimated warranty cost of new shipments during the period	2,883	3,026
Warranty charges during the period	(2,523)	(2,814)
Changes in liability for pre-existing warranties, including expirations	(530)	(589)
Liability assumed as a result of the acquisition of the RTP Assets	150	—

Ending balance	$2,363	$2,383

Legal proceedings

The Company has been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000 and punitive damages in an unknown sum. On March 29, 2002, the Company responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. On December 19, 2002, the Company filed a motion for summary judgment. The court issued a tentative ruling denying the motion on October 23, 2003, and a hearing on the matter was held on December 3, 2003 at which time a motion was set for further hearing on January 9, 2004 and the trial date was reset for April 12, 2004.. While the Company intends to vigorously contest the action, it cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and defendants again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part the Company’s motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. The parties currently are engaged in discovery, and the Court has yet to set a trial date. The Company believes the plaintiff’s case is without merit and intends to defend this action vigorously. Although the

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition or results of operations.

The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company was alleging infringement of a U.S. Patent owned by it and was seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against the Company alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against the Company, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. This lawsuit and all related lawsuits were subsequently settled on October 16, 2003 (see Note15).

NOTE 12—Segment Reporting and Geographic Information

Photon Dynamics operates in one segment for the manufacture, marketing and servicing of flat panel display products. In accordance with Statement of Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“FAS 131”). In accordance with FAS131, the Company’s management reviews operating results to make decisions about allocating resources and assessing performance for the entire company. All material operating units qualify for aggregation under FAS 131 due to their identical customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since Photon Dynamics operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the Consolidated Financial Statements.

The Company sells its products for the flat panel display industry directly to customers in Korea and Taiwan and through a value-added distributor, Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”), in Japan. For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.

The following is a summary of revenue by geographic area based on location where the product was shipped:

	Year ended September 30,
	2003	2002	2001
	(in thousands)
Revenue:
Korea	$47,024	$28,132	$10,000
Taiwan	19,125	16,546	18,977
Japan	1,047	4,664	9,342

Total	$67,196	$49,342	$38,319

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Year ended September 30,
	2003	2002	2001
	(percent of revenue)
Customer A	43%	48%	10%
Customer B	23%	*	*
Customer C	*	*	27%
Customer D	*	*	24%
Customer E	13%	13%	*
Customer F	*	*	18%
Customer G	*		10%

*	Customer accounted for less than 10% of total revenue for the period.

Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	September 30,
	2003	2002
	(percent of gross accounts receivable)
Customer A	25%	32%
Customer E	*	18%
Customer H	58%	*

*	Customer accounted for less than 10% of total gross accounts receivable for the period.

Long-lived assets by geographical area as follows:

	Year ended September 30,
	2003	2002
	(in thousands)
United States	$10,872	$11,068
Canada	1,240	1,226
Other	186	110

Total	$12,298	$12,404

NOTE 13—Related Party Transactions

A full recourse loan of $250,000 plus accrued interest of approximately $45,000 and $28,000 at September 30, 2003 and 2002, respectively is outstanding from a former officer of the Company. The loan is payable in full in March 2006 and is secured by shares of the Company’s stock held by the individual. There were no loans due from any other employees of the Company as of September 30, 2003 and 2002.

During fiscal 2003, the Company paid $18,000 to one board member for consulting services rendered to the Company.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—Notes Payable

Photon Dynamics Canada, Inc. has a loan payable of approximately $341,000 to the National Research Council of Canada (NRC). The loan amount was advanced to IPS under a program for pre-commercialization assistance in the development of glass inspection technology. Under this agreement, IPS will repay the NRC based on a percentage of gross revenue earned, on a quarterly basis, beginning on October 1, 2002 and up to and including July 1, 2004. The amount repayable to NRC is capped at 150% of the contribution amount received by IPS. At September 30, 2003, approximately $316,000 was outstanding and was classified in Other current liabilities on the consolidated balance sheet. As a result of the discontinuation of the high quality glass and cathode ray tube inspection business, the loan will be repaid in full in fiscal 2004.

Akcron Corporation, Ltd., has two revolving credit agreements for unsecured borrowings in local currency up to approximately $260,000. The first agreement expires in October 2003, and the second in March 2004. The agreements provide for borrowings at 7.5% and 1.5%, and include financial and other covenants with which Akcron was in compliance at September 30, 2003. Approximately $261,000 was outstanding under these agreements at the end of fiscal 2003 and are included in Other current liabilities on the consolidated balance sheet.

NOTE 15—Subsequent Events (Unaudited)

On October 16, 2003, Photon Dynamics, Inc. Panel Vision Technology and Guillermo Toro-Lira, Shimadzu Corporation and all related parties settled all litigation between them regarding US Patent 5,081,687, US Reissue Patent No.37,847, Japanese Patent 3292990. Pursuant to the agreement between the parties, Shimadzu Corporation, companies affiliated with Shimadzu, and customers of Shimadzu are irrevocably licensed world-wide under US Patent 5,081,687, US Reissue Patent No.37,847, Japanese Patent 3292990 and any corresponding patents to manufacture, use, and sell e-beam based panel test equipment designed by or for Shimadzu. All other terms of the Agreement are confidential.

In October, 2003, the Company received $1.7 million on its claim against the $2.0 million escrow related to the RTP asset purchase from Intevac, Inc. The claim for the remaining $300,000 was resolved in favor of Intevac (See Note 4).

In November, 2003, the Company paid $1.0 million on a claim against the $1.0 million escrow related to the purchase of Akcron Corporation, LTD (See Note 4).

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—Quarterly Consolidated Results of Operations (Unaudited)

The following tables contain selected unaudited consolidated statement of operations data for each quarter of fiscal 2003 and 2002:

	Three months ended
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
	(in thousands, except per share data)
Revenue	$19,162	$9,058	$17,996	$20,980
Cost of revenue	11,569	7,909	11,789	12,804

Gross margin	7,593	1,149	6,207	8,176
Operating expenses:
Research and development	4,487	5,419	6,313	6,567
Selling, general and administrative	3,068	3,776	3,176	3,743
Goodwill impairment charge	—	—	—	10,010
Impairment of purchased intangibles	—	—	—	3,548
Acquired in-process research and development	1,849	—	625	—
Amortization of intangible assets	260	367	408	201

Total operating expenses	9,664	9,562	10,522	24,069
Loss from operations	(2,071)	(8,413)	(4,315)	(15,893)
Interest income and other, net	824	717	955	472

Loss before income taxes	(1,247)	(7,696)	(3,360)	(15,421)
Provision (benefit) for income taxes	11	37	3	5

Loss from continuing operations	(1,258)	(7,733)	(3,363)	(15,426)
Income (loss) from discontinued operations	(23,760)	(15,280)	(5,607)	55

Net loss	$(25,018)	$(23,013)	$(8,970)	$(15,371)

Net loss per share from continuing operations:
Basic	$(0.08)	$(0.49)	$(0.21)	$(0.95)

Diluted	$(0.08)	$(0.49)	$(0.21)	$(0.95)

Net income (loss) per share from discontinued operations:
Basic	$(1.47)	$(0.96)	$(0.35)	$0.00

Diluted	$(1.47)	$(0.96)	$(0.35)	$0.00

Net loss per share:
Basic	$(1.55)	$(1.44)	$(0.56)	$(0.95)

Diluted	$(1.55)	$(1.44)	$(0.56)	$(0.95)

Weighted average number of shares:
Basic	16,156	15,944	16,003	16,176
Diluted	16,156	15,944	16,003	16,176

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
	(in thousands, except per share data)
Revenue	$9,172	$12,250	$14,965	$12,955
Cost of revenue	5,780	6,397	7,690	5,932

Gross margin	3,392	5,853	7,275	7,023
Operating expenses:
Research and development	2,218	2,580	3,070	3,010
Selling, general and administrative	2,031	2,517	2,212	2,093
Acquired in-process research and development	—	—	—	410

Total operating expenses	4,249	5,097	5,282	5,513
Income (loss) from operations	(857)	756	1,993	1,510
Interest income and other, net	522	639	903	849

Income (loss) before income taxes	(335)	1,395	2,896	2,359
Provision (benefit) for income taxes	—	—	—	85

Income (loss) from continuing operations	(335)	1,395	2,896	2,274
Loss from discontinued operations	(3,028)	(3,008)	(2,779)	(19,217)

Net income (loss)	$(3,363)	$(1,613)	$117	$(16,943)

Net income (loss) per share from continuing operations:
Basic	$(0.02)	$0.09	$0.17	$0.13

Diluted	$(0.02)	$0.08	$0.16	$0.13

Net loss per share from discontinued operations:
Basic	$(0.22)	$(0.19)	$(0.16)	$(1.13)

Diluted	$(0.22)	$(0.18)	$(0.15)	$(1.10)

Net income (loss) per share:
Basic	$(0.24)	$(0.10)	$0.01	$(1.00)

Diluted	$(0.24)	$(0.10)	$0.01	$(0.97)

Weighted average number of shares:
Basic	13,929	15,746	17,031	16,991
Diluted	13,929	16,788	17,999	17,446

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Ernst & Young LLP on accounting and financial disclosure required to be reported under this Item 9.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.    In connection with the audit of our financial statements for the fiscal year ended September 30, 2003, the independent auditors informed us that they had discovered a number of issues that constituted a material weakness in our internal control over financial reporting. The material weaknesses consist of issues with:

•	customer purchase order fulfillment and the associated recognition of revenue,

•	customer purchase order requirements review controls,

•	no formal credit memo policy,

•	no formal procedure for non-standard employee compensation review and

•	no formal procedure regarding the accounting treatment of variances uncovered during standard account reconciliations and analysis.

Both prior to the independent auditors disclosure of their discovery and in response to their discovery of these issues, senior management and the Audit Committee determined to take steps to strengthen our control processes and procedures to correct these material weaknesses and provide reasonable assurance that the noted weaknesses in internal control over financial reporting did not result in a material misstatement of our consolidated financial statements.

Both before and subsequent to September 30, 2003, we instituted additional processes and procedures to improve internal control over financial reporting as follows:

Customer purchase order fulfillment and the associated recognition of revenue and review of customer purchase order requirements:

We have established and staffed a separate group, Sales Order and Contract Administration, to manage the customer purchase order fulfillment and review and approval process. We have added a formal customer purchase order review process, sales quoting process, customer specification review and approval process and a formal shipment review and reconciliation process. These processes are currently manual, and we are working towards automating some of them. This group has very high visibility within the company and currently reports directly to the chief financial officer.

Review of non-standard employee compensation:

We have upgraded our human resources department and hired a vice president of human resources with over twenty years of technology, international and larger company human resources experience. The new vice president has implemented manual processes to manage non-standard employee compensation changes and is required to report any non-standard employee compensation to our compensation committee. In addition, the new vice president has upgraded his staff and hired a very experienced manager of human resources to continue the improvement of our internal control over financial reporting for our human resource management.

Control of credit memos and the treatment of accounting variances discovered during standard account reconciliations and analysis:

We have upgraded our general accounting department and hired a director of finance and external reporting. The new director has experience in a big four accounting firm as well as industry experience with a much larger technology company. The new director has implemented manual processes to address the control of credit memos and the treatment of accounting variances discovered during standard account reconciliations and analysis. We will be automating a number of these processes in the future, as we continue to improve them.

Based on the actions taken and the institution of these additional processes and procedures, our chief executive officer and chief financial officer have concluded that our improved controls and procedures will be effective in addressing the areas of weakness as discovered by the independent auditors. We will continue to implement new changes and improvements to our internal control systems. Other than as described above, there were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.    Our management, including the chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities of judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2004 Annual Meeting of Shareholders to be held on January 26, 2004 (the “Proxy Statement”), and the information included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

Information with respect to Directors and Executive Officers may be found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Annual Report on Form 10-K, and in the section entitled “Proposal 1—Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1—Election of Directors—Code of Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 2—Approval of Amended and Restated 1995 Stock Option Plan, as amended—Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation—Certain Relationships and Related Transactions.”

Item 14.    Principle Accounting Fees and Services

The information required by this Item is incorporated by herein by reference to the information from the Proxy Statement under the section entitled “Proposal 4—Ratification of Selection of Independent Auditors.”

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. In the period covered by this report, our Audit Committee approved the following non-audit services currently being rendered to us by Ernst & Young LLP, or to be rendered to us by Ernst & Young LLP:

—	preparation of tax returns, and tax advice in preparing for and in connection therewith;

—	all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission;

—	assisting us in connection with our financial and tax structuring and due diligence for two acquisitions contemplated at that time;

—	services rendered, and currently proposed to be rendered, in connection with the formation of a new subsidiary in China; and

—	accounting advice on the proper recording of various transactions entered into, or to be entered into, by us.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this annual report on Form 10-K. All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Schedule II

PHOTON DYNAMICS, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Year ended September 30,
	Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts	Deductions		Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
2003	$1,466	3,132	(1)	—	3,872	(2)	$726
2002	$1,897	111	(1)	—	542	(2)	$1,466
2002	$1,751	147	(1)	—	1	(2)	$1,897

(1)	Includes charges to expense from discontinued operations of approximately $2.9 million, $34,000 and $147,000 in fiscal 2003, 2002 and 2001, respectively.
(2)	Includes write-offs of uncollectible accounts from discontinued operations of approximately $3.9 million, $0 and $1,000 in 2003, 2002 and 2001, respectively.

3.    Exhibits

Number	Exhibit
2.2(O)	Acquisition Agreement for Plan of Arrangement by and among the Registrant, Photon Dynamics Nova Scotia Company and Image Processing Systems Inc. dated September 27, 2000.

2.3(E)

Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.

2.4(K)	Asset Purchase Agreement between the Registrant and ART Advanced Research Technologies Inc., dated July 2, 2002.

3.1(H)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(C)	Bylaws of the Registrant and amendments thereto.

3.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1(A)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.

10.2(A)*	1987 Stock Option Plan and Form of Stock Option Agreement.

10.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.

10.3.2(H)	First Amendment to Lease between Mission West Properties, L.P. II and the Registrant dated December 7, 2001.

10.4(A)

Sales Agent Agreement between the Registrant, K.K. Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992, the amendment thereto dated November 17, 1993 and the modification agreement related thereto dated January 1, 1995.

10.5(A)	License Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. dated June 1, 1992 and the addendum thereto dated November 11, 1993.
10.6(A)	Commercialization Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992 and the amendment thereto dated November 17, 1993.

10.7(M)*	Separation and Consulting Agreement between the Registrant and Vincent Sollitto dated January 28, 2003.

10.8(M)*	Offer Letter between the Registrant and Elwood Spedden dated February 4, 2003.

10.9(D)*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated October 15, 1995.

10.10(P)	Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc., dated May 21, 1999.

10.11(P)	First Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.

10.12(P)	Second Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.

10.13(F)	Agreement for Purchase and Sale of Commercial Property between the Registrant and Integrated Power Chip Corporation dated February 12, 2001.

10.14(F)*	Promissory Note dated March 5, 2001 from Bruce P. Delmore in favor of the Registrant.

10.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.

10.16(P)	Series E Stock Purchase Warrant for Leader Technologies LTD, dated March 1, 2000.

10.17(I)	Manufacturing Services Agreement, dated as of December 10, 2001 by and between the Registrant and Sanmina-SCI Corporation.

Number	Exhibit

10.18(H)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.

10.19(H)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.

10.20(L)*	Amended and Restated 1995 Stock Option Plan, as amended.

10.21(L)*	1995 Employee Stock Purchase Plan, as amended.

10.22(M)*	2001 Equity Incentive Plan, as amended.

10.24(Q)	Lease Agreement between North American Resort Properties, Inc. and CR Technology, Inc. dated as of May 1999.

10.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.

10.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.

10.26	Third Amendment to Lease Agreement between the Registrant and Mission West Properties L.P. II dated as of August 2003

10.27(M)*	Separation Agreement, dated February 4, 2003, between Bernard Clark and Photon Dynamics, Inc.

10.28*	Separation Agreement, dated July 16, 2003 between Richard Dissly and Photon Dynamics, Inc.

10.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003

10.30*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.

10.31*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.
(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.
(C)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.
(D)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 as filed with the SEC on October 27, 1999, and incorporated herein by reference.
(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2001, and incorporated herein by reference.
(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the SEC on May 4, 2001, and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on January 24, 2001, and incorporated herein by reference.
(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.
(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.
(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A as filed with the SEC on July 29, 2002, and incorporated herein by reference.
(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-104809) as filed with the SEC on April 29, 2003, and incorporated herein by reference.
(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.
(N)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.
(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.
(P)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC on December 6, 2001, and incorporated here by reference.
(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the SEC on December 11, 2002, and incorporated here by reference.
(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 as filed with SEC on August 14, 2003, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

On July 15, 2003, we filed a Current Report on Form 8-K, furnishing the press release announcing our preliminary results for the quarter ended June 30, 2003.

(c) Exhibits

See Item 15(a) above.

(d) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ JEFFREY A. HAWTHORNE
Jeffrey A. Hawthorne President and Chief Executive Officer

Dated:	December 24, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey A. Hawthorne and Richard Okumoto, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JEFFREY A. HAWTHORNE Jeffrey A. Hawthorne	President and Chief Executive Officer and Director (Principal Executive Officer)	December 24, 2003

/s/ RICHARD OKUMOTO Richard Okumoto	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 24, 2003

/s/ MALCOLM J. THOMPSON Malcolm J. Thompson	Chairman of the Board and Director	December 24, 2003

/s/ RICHARD P. BECK Richard P. Beck	Director	December 24, 2003

/s/ NICHOLAS BRATHWAITE Nicholas Brathwaite	Director	December 24, 2003

/s/ MICHAEL J. KIM Michael J. Kim	Director	December 24, 2003

/s/ E. FLOYD KVAMME E. Floyd Kvamme	Director	December 24, 2003

/s/ ELWOOD SPEDDEN Elwood Spedden	Director	December 24, 2003

EXHIBIT INDEX

Number	Exhibit
2.2(O)	Acquisition Agreement for Plan of Arrangement by and among the Registrant, Photon Dynamics Nova Scotia Company and Image Processing Systems Inc. dated September 27, 2000.

2.3(E)

Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.

2.4(K)	Asset Purchase Agreement between the Registrant and ART Advanced Research Technologies Inc., dated July 2, 2002.

3.1(H)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(C)	Bylaws of the Registrant and amendments thereto.

3.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1(A)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.

10.2(A)*	1987 Stock Option Plan and Form of Stock Option Agreement.

10.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.

10.3.2(H)	First Amendment to Lease between Mission West Properties, L.P. II and the Registrant dated December 7, 2001.

10.4(A)

Sales Agent Agreement between the Registrant, K.K. Photon Dynamics and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992, the amendment thereto dated November 17, 1993 and the modification agreement related thereto dated January 1, 1995.

10.5(A)	License Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. dated June 1, 1992 and the addendum thereto dated November 11, 1993.

10.6(A)	Commercialization Agreement between the Registrant and Ishikawajima-Harima Heavy Industries Co., Ltd. Dated June 1, 1992 and the amendment thereto dated November 17, 1993.

10.7(M)*	Separation and Consulting Agreement between the Registrant and Vincent Sollitto dated January 28, 2003.

10.8(M)*	Offer Letter between the Registrant and Elwood Spedden dated February 4, 2003.

10.9(D)*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated October 15, 1995.

10.10(P)	Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc., dated May 21, 1999.

10.11(P)	First Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.

10.12(P)	Second Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.

10.13(F)	Agreement for Purchase and Sale of Commercial Property between the Registrant and Integrated Power Chip Corporation dated February 12, 2001.

10.14(F)*	Promissory Note dated March 5, 2001 from Bruce P. Delmore in favor of the Registrant.

10.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.

10.16(P)	Series E Stock Purchase Warrant for Leader Technologies LTD, dated March 1, 2000.
10.17(I)	Manufacturing Services Agreement, dated as of December 10, 2001 by and between the Registrant and Sanmina-SCI Corporation.

Number	Exhibit
10.18(H)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.

10.19(H)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.

10.20(L)*	Amended and Restated 1995 Stock Option Plan, as amended.

10. 21(L)*	1995 Employee Stock Purchase Plan, as amended.

10.22(M)*	2001 Equity Incentive Plan, as amended.

10.24(Q)	Lease Agreement between North American Resort Properties, Inc. and CR Technology, Inc. dated as of May 1999.

10.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.

10.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.

10.26	Third Amendment to Lease Agreement between the Registrant and Mission West Properties L.P. II dated as of August 2003

10.27(M)*	Separation Agreement, dated February 4, 2003, between Bernard Clark and Photon Dynamics, Inc.

10.28*	Separation Agreement, dated July 16, 2003 between Richard Dissly and Photon Dynamics, Inc.

10.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003

10.30*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.

10.31*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (included on the signature pages hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.
(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.
(C)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.
(D)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 as filed with the SEC on October 27, 1999, and incorporated herein by reference.
(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2001, and incorporated herein by reference.
(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the SEC on May 4, 2001, and incorporated herein by reference.
(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on January 24, 2001, and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.
(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.
(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A as filed with the SEC on July 29, 2002, and incorporated herein by reference.
(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-104809) as filed with the SEC on April 29, 2003, and incorporated herein by reference.
(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.
(N)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.
(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.
(P)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC on December 6, 2001, and incorporated here by reference.
(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the SEC on December 11, 2002, and incorporated here by reference.
(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 as filed with SEC on August 14, 2003, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.