Form 10-Q
period 2003-12-31
PHOTON DYNAMICS INC
filed 2004-02-17
CIK 1002663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-27234

PHOTON DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

California	94-3007502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5970 Optical Court

San Jose, California 95138-1400

(Address of principal executive offices including zip code)

(408) 226-9900

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 30, 2004, there were 16,512,370 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS *

	December 31, 2003	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,413	$18,305
Short-term investments	97,219	98,164
Accounts receivable, net	15,374	10,402
Inventories	10,866	9,887
Other current assets	3,502	6,449

Total current assets	142,374	143,207
Land, property and equipment, net	16,176	12,298
Other assets	3,109	3,002
Intangible assets, net	604	2,894
Goodwill	153	518

Total assets	$162,416	$161,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,636	$4,239
Other current liabilities	9,808	10,605
Deferred gross margin	1,651	2,739

Total current liabilities	16,095	17,583
Other liabilities	140	193
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	280,777	279,417
Accumulated deficit	(134,916)	(135,872)
Accumulated other comprehensive income	320	598

Total shareholders’ equity	146,181	144,143

Total liabilities and shareholders’ equity	$162,416	$161,919

*	Amounts as of December 31, 2003 are unaudited. Amounts as of September 30, 2003 are derived from the September 30, 2003 audited financial statements.

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
	(in thousands, except per share data)
Revenue	$24,499	$19,162
Cost of goods sold	13,412	11,569

Gross margin	11,087	7,593

Operating expenses:
Research and development	5,810	4,487
Selling, general and administrative	4,598	3,068
Impairment of goodwill	665	—
Impairment of purchased intangibles	2,089	—
Impairment of fixed assets	234	—
Acquired in-process research and development	—	1,849
Amortization of intangible assets	201	260

Total operating expenses	13,597	9,664

Loss from operations	(2,510)	(2,071)
Interest income and other, net	3,781	824

Income (loss) from continuing operations before income taxes and discontinued operations	1,271	(1,247)
Provision for income taxes	362	11

Income (loss) from continuing operations before discontinued operations	909	(1,258)
Income (loss) from discontinued operations	47	(23,760)

Net income (loss)	$956	$(25,018)

Net income (loss) per share from continuing operations
Basic	$0.06	$(0.08)

Diluted	$0.05	$(0.08)

Net income (loss) per share from discontinued operations
Basic	$0.00	$(1.47)

Diluted	$0.00	$(1.47)

Net income (loss) per share
Basic	$0.06	$(1.55)

Diluted	$0.06	$(1.55)

Weighted average number of shares:
Basic	16,461	16,156
Diluted	17,174	16,156

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$909	$(1,258)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	1,020	527
Amortization of intangible assets	201	560
Impairment of goodwill	665	—
Impairment of purchased intangibles, and fixed assets	2,323	—
Acquired in-process research and development	—	1,849
Changes in assets and liabilities:
Accounts receivable	(5,009)	(9,066)
Inventories	(709)	543
Other current assets	2,417	758
Other assets	(407)	139
Accounts payable	413	(1,805)
Other current liabilities	(852)	(495)
Deferred gross margin	(1,088)	234
Other liabilities	(53)	—

Net cash used in operating activities from continuing operations	(170)	(8,014)
Net cash provided by (used in) operating activities from discontinued operations	653	(2,968)

Net cash provided by (used in) operating activities	483	(10,982)

Cash flows from investing activities:
Purchase of property and equipment	(5,402)	(129)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	—	(20,000)
Purchase of short-term investments	(143,149)	(134,785)
Redemption of short-term investments	143,963	171,314

Net cash provided by (used in) investing activities from continuing operations	(4,588)	16,400
Net cash used in investing activities from discontinued operations	—	(537)

Net cash provided by (used in) investing activities	(4,588)	15,863

Cash flows from financing activities:
Issuance of common stock, net	1,360	868
Repurchase of common stock	—	(13,375)
Capital lease repayments	—	(11)

Net cash provided by (used in) financing activities from continuing operations	1,360	(12,518)

Effect of exchange rate changes on cash and cash equivalents	(147)	87

Net increase in cash and cash equivalents from continuing operations	(3,545)	(4,045)
Net increase (decrease) in cash and cash equivalents from discontinued operations	653	(3,505)

Net decrease in cash and cash equivalents	(2,892)	(7,550)
Cash and cash equivalents at beginning of period	18,305	25,580

Cash and cash equivalents at end of period	$15,413	$18,030

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.

These financial statements and notes should be read in conjunction with the Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed with the Securities and Exchange Commission on December 24, 2003. Operating results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2004.

The condensed consolidated balance sheet as of September 30, 2003, is derived from the Company’s audited consolidated financial statements as of September 30, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Description of Operations and Principles of Consolidation. Photon Dynamics is a supplier of integrated yield management solutions for the flat panel display industry. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection businesses. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“FAS 144”) and the Company’s condensed consolidated financial statements and related footnotes have been reclassified to conform with the current period’s basis of presentation. Accordingly, in the condensed consolidated statements of operations, the net operating results of these former businesses have been classified as “Income (loss) from discontinued operations,” for all periods presented. The cash flows from these businesses have been presented as “Net cash flows from discontinued operations” in the operating, investing and financing sections of the condensed consolidated statements of cash flows.

Management Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the calculation of allowance for doubtful accounts, inventory write-downs, warranty provisions, impairment of goodwill, other acquired intangible assets and long-lived assets, acquired in-process research and development and litigation and contingency assessments.

Fair Value of Financial Instruments. The Company evaluates the estimated fair value of financial instruments using available market information and valuation methodologies as provided by the custodian. The use of different market assumptions and/or estimation methodologies could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items. The Company’s derivative instruments, consisting of forward exchange contracts, are recorded at fair value based on quoted market prices for comparable instruments.

Inventories. Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or market. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors. Photon Dynamics reviews the valuation of its inventories on a quarterly basis. If actual demand were to decline below the Company’s forecasts, the Company may need to take additional inventory write-downs.

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

The Company’s principal customers are located in Korea, Taiwan and Japan. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for most of its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars. The Company believes its credit evaluation and monitoring mitigates its credit risk.

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

The Company accounts for certain of its product sales, including sales to a value-added reseller, as arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. The Company allocates revenue to delivered items based on the lesser of the fair value of the delivered items, or amounts due. The Company recognizes all other product sales upon customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment.

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

Interest Income. Interest Income was $474,000 and $876,000 at December 31, 2003 and 2002, respectively.

Stock-Based Compensation Plans. The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) amends the disclosure provisions of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FAS 123) to require prominent disclosure about

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Option No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Since Photon Dynamics continues to account for stock-based compensation according to APB 25, its adoption of SFAS 148 required the Company to provide prominent Pro Forma disclosures about the effects of SFAS 123 would have on reported income if it were the method of accounting utilized by the Company to account for its stock options and required the Company to disclose these affects in the financial statement footnotes as well.

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options under the fair value method of FAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions:

	Three Months Ended December 31,
	2003	2002
Stock option plan:
Expected stock price volatility	0.92	0.95
Risk free interest rate	2.46%	2.50%
Expected life of options (years)	5.3	5.4
Stock purchase plan:
Expected stock price volatility	0.96	0.90
Risk free interest rate	2.13%	2.15%
Expected life of plan (years)	2.0	1.2

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

For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information for the three months ended December 31, 2003 and 2002 is as follows:

	Three Months Ended December 31,
	2003	2002
	(in thousands, except per share data)
Net income (loss) – as reported	$956	$(25,018)
Less: FAS 123 stock ownership expense	(2,131)	(2,299)

Net loss - pro forma	$(1,175)	$(27,317)

Basic net income (loss) per share – as reported	$0.06	$(1.55)
Diluted net income (loss) per share – as reported	$0.06	$(1.55)
Basic net loss per share – pro forma	$(0.07)	$(1.69)
Diluted net loss per share – pro forma	$(0.07)	$(1.69)

The Company had no stock ownership expense recorded under the provisions of APB 25 for the three months ended December 31, 2003 or 2002.

Reclassifications. Certain prior year and prior quarter balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—Financial Statement Components

	December 31, 2003	September 30, 2003
	(in thousands)
Inventories:
Raw materials	$4,893	$3,945
Work-in-process	4,080	4,565
Finished goods	1,893	1,377

Total	$10,866	$9,887

Other current liabilities:
Warranty	$2,840	$2,363
Compensation	3,117	2,369
Commissions	409	1,128
Due to Akcron shareholders	—	1,035
Obligation to a manufacturing subcontractor	622	646
Accrued closing costs associated with discontinued operations	592	753
Notes Payable	317	576
Other accrued expenses	1,911	1,735

Total	$9,808	$10,605

NOTE 3—Discontinued Operations

Printed Circuit Board Assembly Inspection Business

The Company’s printed circuit board assembly inspection products enabled printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the printed circuit board assembly industry primarily through sales representatives and distributors. The Company generally recognized revenue from the sale of its printed circuit board assembly inspection products upon shipment; as such product sales were not subject to customer acceptance provisions. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented. As of December 31, 2003, the Company has completed liquidation of the operation’s remaining inventory through a third-party auctioneer and is attempting to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any additional costs associated with this discontinued operation.

The following table summarizes the results of the printed circuit board assembly inspection products reporting segment for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Revenue	$83	$1,855
Cost of goods sold	9	1,874

Gross margin	74	(19)

Operating expenses:
Research and development	—	1,075
Selling, general and administrative	62	1,300
Impairment of goodwill	—	15,083
Impairment of purchased intangibles and fixed assets	—	5,405
Amortization of intangible assets	—	195

Total operating expenses	62	23,058

Income (loss) from discontinued operations	$12	$(23,077)

The loss from discontinued operations for the three months ended December 31, 2002, includes impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchased intangibles and $2.5 million of long-lived assets. These charges were recorded as a result of management’s assessment of indicators of impairment that existed prior to the Company’s formal decision

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to discontinue the operations of this segment in January 2003. Such impairment charges were recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and FAS 144.

The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	December 31, 2003	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$98	$104
Other current assets	738	1,268

Total assets	$836	$1,372

LIABILITIES
Current liabilities:
Accounts payable	$102	$102
Other current liabilities	723	819

Total current liabilities	825	921
Other liabilities	140	193

Total liabilities	$965	$1,114

Other current assets at December 31, 2003, include approximately $524,000 receivable against shares that are being held in escrow related to the IRSI acquisition, and $202,000 in security deposits on various leases.

Other current liabilities at December 31, 2003, include approximately $168,000 related to current operating lease obligations, approximately $10,000 related to warranty obligations and approximately $545,000 related to potential vendor obligations. Other liabilities of approximately $140,000 relate entirely to non-current operating lease obligations. Lease obligations are to be paid out through December 2006.

In the second quarter of fiscal 2003, in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), the Company recorded a liability of approximately $2.0 million for costs associated with the discontinuation of the business, including termination benefits of approximately $700,000 and approximately $1.3 million of purchase obligations to Suppliers. The following summarizes the liability since inception:

	One-time Termination Benefits	Other Costs	Total
	(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2003	—	537	537
Cash expenditures	—	—	—
Adjustments to the liability	—	—	—

Balance at December 31, 2003	$—	$537	$537

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes the results of the cathode ray tube display and high quality glass inspection products reporting segment for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31,
	2003		2002
	(in thousands)
Revenue	$		$710
Cost of goods sold		—	497

Gross margin		—	213

Operating expenses:
Research and development		—	163
Selling, general and administrative		35	430
Impairment of purchased intangibles and fixed assets (recovery of accounts receivable previously written off)		(70)	303

Total operating expenses		(35)	896

Income (loss) from discontinued operations		$35	$(683)

The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	December 31, 2003	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$—	$31

LIABILITIES
Current liabilities:
Other current liabilities	$919	$1,046

Other current liabilities at December 31, 2003, include approximately $10,000 related to employee severance and related benefits, approximately $184,000 related to warranty obligations, approximately $375,000 related to operating lease obligations, approximately $317,000 related to a loan payable and approximately $33,000 in miscellaneous other accrued amounts. Lease obligations are to be paid out through March 2008.

Other liabilities of approximately $317,000 relate to a loan payable to the National Research Council of Canada. The loan was an advance under a program for pre-commercialization assistance in the development of glass inspection technology. Under the agreement, the loan was to be repaid based on a percentage of gross revenue earned, on a quarterly basis, through July 1, 2004.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-time Termination Benefits	Contract Termination Costs C	Other Costs	Total
	(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,085)	(171)	(26)	(1,282)
Adjustments to the liability	—	—	50	50

Balance at September 30, 2003	31	600	35	666
Cash Expenditures	(21)	(41)	(28)	(90)

Balance at December 31, 2003	$10	$559	$7	$576

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

In September 2003, the Company filed a claim against the escrow for the full $2.0 million. In October 2003, the Company received $1.7 million on its claim against the $2.0 million escrow related to the purchase of the RTP Assets from Intevac. The claim for the remaining $300,000 was resolved in favor of Intevac and accordingly, the Company recorded an additional goodwill impairment charge in the three months ended December 31, 2003.

The acquisition of the RTP Assets was accounted for as a business combination under the purchase method of accounting. The purchase price was allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their fair values.

A summary of the allocation of the purchase price is as follows:

Total
(in thousands)
Acquired core technology	$3,764
Acquired developed technology	2,673
Backlog	557
Acquired in-process research and development	1,849
Goodwill	7,386
Net fair value of acquired tangible assets and assumed liabilities	2,621

Total	$18,850

The acquired core technology and acquired developed technology were partially written off and goodwill was entirely written off as part of the impairment of intangibles and goodwill impairment charges taken in the fourth quarter of fiscal 2003. The remaining acquired core technology and acquired developed technology amounts were written off in the three months ended December 31, 2003 as additional impairment charges. These additional impairment charges were a result of the continuing deterioration in business conditions that included emergence of alternative and competing technologies, shrinkage of potential total market opportunity due to one of the primary potential customer’s decision to pursue an alternative technology and further softness in this particular sector of the market since September 30, 2003. Accordingly the Company performed an impairment analysis for the remaining acquired intangible assets as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The RTP backlog was amortized to cost of sales at the time revenue was recognized for the related customer orders. The value of in-process research and development has been included in the Company’s results of operations for the three months ended December 31, 2002.

Pro-forma information presenting the results of continuing operations of the Company for the three month periods ended December 31, 2003 and 2002 as if the RTP Assets had been acquired as of October 1, 2002 does not differ materially from the actual results of operations presented in the condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—Goodwill and Other Purchased Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended December 31, 2003, are as follows:

Total
(in thousands)
Balance as of September 30, 2003	$518
Adjustments to goodwill	300
Goodwill impairment charge	(665)

Balance as of December 31, 2003	$153

In November 2002, as part of the acquisition of the RTP Assets, $2.0 million was placed into escrow to be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period. In September 2003, the Company filed a claim against the escrow for the full $2.0 million. In October, 2003, the Company received $1.7 million on its claim against the $2.0 million escrow related to the RTP Asset purchase from Intevac. The claim for the remaining $300,000 was resolved in favor of Intevac. Because the Company has written off all goodwill resulting from the acquisition of the RTP Assets, the $300,000 resolved in favor of Intevac resulted in an adjustment to record additional goodwill, which was deemed to be impaired due to continuing deterioration in business conditions during the three month period ended December 31, 2003 (See Note 4).

During the three months ended December 31, 2003, the Company recorded a goodwill impairment under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) charge of approximately $365,000, representing the remaining goodwill associated with its Akcron reporting unit. This impairment charge was a result of the continuing softness in the inverter market since September 30, 2003. Accordingly the Company performed an impairment analysis for the remaining acquired intangible assets as required by FAS 144 (See Note 12).

Goodwill as of December 31, 2003 relates entirely to the Company’s purchase of assets from Summit Imaging.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	Developed Technology	Core Technology	Non Compete Contract	Total
	(in thousands)
Balance as of September 30, 2003	$655	$2,082	$157	$2,894
Amortization during the period	(66)	(111)	(24)	(201)
Impairment of purchased intangibles	(589)	(1,500)	—	(2,089)

Balance as of December 31, 2003	$—	$471	$133	$604

During the three months ended December 31, 2003, the Company recorded impairment charges of approximately $2.1 million related to the remaining portion of the acquired developed technology and core technology related to the Akcron and RTP reporting units. These charges have been reflected in the results of operations in the quarter ended December 31, 2003 (See Notes 4 and 12).

Intangible assets as of December 31, 2003 relate entirely to patents and acquired core technology from the Company’s purchase of assets from Summit Imaging.

NOTE 6—Derivative Financial Instruments

Photon Dynamics uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. As of December 31, 2003, the Company had entered into certain derivative instruments to protect its anticipated foreign currency exposures with these derivative instruments having original maturities of up to sixteen months.

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

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. In fiscal 2003, the Company entered into certain transactions with forward sales contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these forward sales contracts as hedging instruments, as defined by FAS 133, and, as such, records the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Company’s Condensed Consolidated Statements of Operations. At December 31, 2003, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. Losses from changes in fair values for the three months ended December 31, 2003, were approximately $121,000 and are included in “Interest income and other, net” in the Condensed Consolidated Statement of Operations. Total losses on open contracts at December 31, 2003 of approximately $329,000 are included in “Other current liabilities” in the Condensed Consolidated Balance Sheet. The Company did not have any forward sales contracts at December 31, 2002.

NOTE 7—Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Net income (loss)	$956	$(25,018)
Other comprehensive income (loss):
Change in unrealized gain on investments	(130)	48
Currency translation adjustments	(147)	87

Other comprehensive income (loss)	(277)	135

Total comprehensive income (loss)	$679	$(24,883)

NOTE 8—Shareholders’ Equity

Stock Repurchase Program. In August 2002, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $25.0 million of the Company’s common stock. The repurchase program was terminated on January 15, 2003. The repurchases were made from time to time on the open market at prevailing prices, in negotiated transactions off the market or pursuant to a 10b5-1 plan adopted by the Company. The 10b5-1 plan allowed the Company to repurchase its shares during a period in which the Company was in possession of material non-public information, provided that the Company communicated share repurchase instructions to the broker at a time when it was not in possession of such material non-public information.

During the three-month period ended December 31, 2002, the Company purchased 698,400 shares for an aggregate repurchase price of approximately $13.4 million. As of January 15, 2003, at the termination of the program, the Company had purchased a total of 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9—Net Income (Loss) Per Share

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,
	2003	2002
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$909	$(1,258)
Net income (loss) from discontinued operations	47	(23,760)

Net income (loss)	$956	$(25,018)

Denominator:
Weighted average common shares for net income (loss) per share	16,461	16,156
Weighted average employee stock options	713	—

Weighted average shares for diluted net income (loss) per share	17,174	16,156 (1)

Net income (loss) per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.06	$(0.08)
Net income (loss) from discontinued operations	0.00	(1.47)

Net income (loss) per share	$0.06	$(1.55)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$(0.08)
Net income (loss) from discontinued operations	0.00	(1.47)

Net income (loss) per share	$0.06	$(1.55)

(1)	The effect of dilutive securities from employee stock options and warrants to purchase 499,115 shares of common stock for the three month period ended December 31, 2002 was not included in the computation of diluted net income (loss) per share as the effect is anti-dilutive due to net losses.

During the three month periods ended December 31, 2003 and 2002, options to purchase 175,815 and 1,121,605 shares, respectively, were not included in the computation of diluted net income (loss) per share because the exercise price was greater than the average market price of common shares for the respective periods.

NOTE 10—Commitments and Contingencies

Inventory Purchase Commitments

The Company maintains certain open inventory purchase commitments with some of its suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $36.5 million as of December 31, 2003. The majority of these purchase commitments are covered by confirmed customer orders.

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

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

rates, material usage rates and the efficiency by which the product failure is corrected. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company’s product liability during the three month periods ended December 31, 2003 and 2002, were as follows:

	December 31, 2003	December 31, 2002
	(in thousands)
Beginning balance	$2,363	$2,383
Estimated warranty cost of new shipments during the period	960	712
Warranty charges during the period	(906)	(515)
Liability assumed as a result of the acquisition of the RTP Assets	—	150
Changes in liability for pre-existing warranties, including expirations	423	137

Ending balance	$2,840	$2,867

Legal Proceedings

Photon Dynamics is named from time to time as a party to lawsuits in the normal course of its business. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses in each of the matters and are vigorously contesting each of these matters.

The Company has been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc. et al., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000 and punitive damages in an unknown sum. On March 29, 2002, the Company responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. On December 19, 2002, the Company filed a motion for summary judgment, which motion was denied on January 21, 2004. Trial of the case is set for April 12, 2004. While the Company intends to vigorously contest the action, it cannot predict the outcome of this litigation. The Company believes that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

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

The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company was alleging infringement of a U.S. Patent owned by it and was seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against the Company alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against the Company, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. On October 16, 2003, the parties to the litigation settled all litigation between them regarding US Patent 5,081,687, US Reissue Patent No.37,847, Japanese Patent 3292990. Pursuant to the agreement between the parties, Shimadzu Corporation, companies affiliated with Shimadzu, and customers of Shimadzu are irrevocably licensed world-wide under US Patent 5,081,687, US Reissue Patent No.37,847, Japanese Patent 3292990 and any corresponding patents to manufacture,

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

use, and sell e-beam based panel test equipment designed by or for Shimadzu. All other terms of the Agreement are confidential. The proceeds of this settlement are included in “Interest income and other, net,” in the Condensed Consolidated Statement of Operations.

NOTE 11—Geographic Information

The Company sells its products directly to customers in Korea, Taiwan and Japan and through a value-added distributor, Ishikawajima-Harima Heavy Industries Co., Ltd., in Japan. For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.

The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Revenue:
Korea	$11,295	$14,661
Taiwan	7,199	4,126
Japan	6,005	375

Total	$24,499	$19,162

Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months Ended December 31,
	2003	2002
Customer A	16%	48%
Customer B	24%	27%
Customer D	24%	*
Customer E	16%	*
Customer G	13%	*
Customer I	*	11%

*	Customer accounted for less than 10% for the period

Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	December 31, 2003	September 30, 2003
Customer A	30%	25%
Customer B	37%	*
Customer D	17%	*
Customer H	*	58%

*	Customer accounted for less than 10% for the period

Long-lived assets by geographical area are as follows:

	December 31 2003	September 30 2003
	(in thousands)
United States	$14,626	$10,872
Canada	1,351	1,240
Other	199	186

Total	$16,176	$12,298

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12—Subsequent Events

During the three-months ended December 31, 2003, due to further deterioration in the low adoption rate of low temperature poly-silicon (“LTPS”) technology since September 2003 and to continued limited opportunities in the inverter market since September 2003, the Company recorded impairment charges for the remaining goodwill and intangible assets associated with its Akcron and RTP reporting units. In January 2004, the Company suspended operations in these market areas. While continuing to support systems in the field with parts and service, the Company will not pursue new business for systems, upgrades or enhancements for the foreseeable future.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results” and elsewhere in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2003, contained in our Annual Report on Form 10-K.

Overview

Our Company

Photon Dynamics, Inc. is a leading provider of yield management solutions to the flat panel display industry. Our customers use our systems to increase manufacturing yields of high performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games. Our test and repair systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the manufacturing process.

We sell our products to manufacturers in the flat panel display industries. Our flat panel display customers are located primarily in Korea, Taiwan and Japan, where flat panel display production is concentrated. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future.

Our flat panel display products are primarily manufactured in San Jose, California. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 26 to 39 weeks for our flat panel display products.

The success of our business depends upon numerous factors, including, but not limited to:

•	the level of capital expenditures of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays, and

•	the relative competitiveness of our products and services.

We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from approximately $400,000 to $2.5 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.

Focus on Flat Panel Display Industry

We have not always focused solely on the flat panel display industry. Previously we also produced printed circuit board assembly inspection products and cathode ray tube display and high quality glass inspection products. However, we determined to exit these markets as we believe that they did not have the potential to be profitable for us. Consequently, in January 2003, we implemented a plan to exit the printed circuit board assembly inspection business, and in June 2003 we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these former businesses have been reclassified as discontinued operations for all periods presented.

In view of continued deterioration in market opportunities that began in the fourth quarter of fiscal 2003, we have suspended operations in the low temperature poly-silicon (“LTPS”) technology and inverter markets. Though we continue to support systems in the field with parts and service, we are currently not actively pursuing new business for systems, upgrades or enhancements for the foreseeable future.

Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear focus and direction in fiscal 2004 to strengthen our product and market position. Our fiscal 2004 strategic objectives are to build stronger customer partnerships and to enhance our operating performance. Our management team is focused on several imperatives to support these objectives:

•	Gross margin improvement: We have instituted supply chain management programs with all key suppliers to focus on volume purchase agreements. We have developed cost reduction programs focused at vertical integration of certain purchased assemblies, building certain subassemblies both with lower cost outside providers and lower cost in-house manufacturing. We have also established product quality programs focused at improving product reliability and reducing product warranty costs.

•	Production capacity expansion: We have moved into a new facility which provides a larger area to manufacture our larger Generation 6 and 7 products and we are hiring additional staff to support the increased production.

•	Asia localization: We continue to build up our Asia local management and customer support resources in order to meet our customers’ expectations of product support.

•	Quality improvement: We have implemented processes to drive product quality improvement and ease of use for our customers.

In addition, we have moved to a new facility to increase our manufacturing capacity in response to increasing demand for our products which provides a larger area to manufacture our larger generation 6 and 7 products. In our second quarter will begin increasing our manufacturing operations staff in order to meet the increased demand. In the short-term, the incremental capacity will cause our manufacturing operations to be less efficient due to staff training and redundancy. This will most likely cause delays in executing our cost reduction programs and delay our ability to increase our gross margins.

Industry

Continuous innovations in microelectronics and materials science have enabled manufacturers, including our customers, to produce flat panel displays with sharper resolution, brighter pixels and faster imaging in varying sizes for differing applications. Growth in the mobile electronic devices market, the desktop computer market and the television market have driven the demand for flat panel displays, which offer reduced size, weight, power consumption and heat emission and better picture quality as compared to cathode ray tube displays, the current standard technology for stationary display devices.

Demand for active matrix liquid crystal display (“AMLCD”) products continues to grow. During 2003, demand for computer monitor displays and notebook demand resulted in Korean and Taiwanese flat panel display manufactures investing heavily in Generation 5 factories to keep pace with the demand for products (“Generations” refer to the size of the panels produced, with increasing generations being larger panels). In addition, 2003 signaled the start of AMLCD television mass production and growth in that market is expected to continue to fuel the overall growth in the flat panel display market in 2004. However, there are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability. The adoption rate of television products is uncertain and will affect demand and overall market growth.

We believe continued growth in demand for AMCLD products will fuel investments in Generation 6 and 7 factories to keep pace and that test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services.

Backlog

Our backlog for unshipped system orders as of December 31, 2003, was approximately $64.4 million. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months and which are reasonably expected to be filled within that time frame. We received orders valued at $42.1 million in the three months ended

December 31, 2003, and $31.4 million in the quarter ended September 30, 2003. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of our financial statements and the related disclosures requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 1 of our “Notes to Condensed Consolidated Financial Statements,” describes significant accounting policies used in the preparation of our condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Factors Affecting Operating Results.”

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Note 1 of our “Notes to Condensed Consolidated Financial Statements” provides an understanding of our revenue recognition policy. For each arrangement, we make judgments as to whether persuasive evidence of an arrangement exists, delivery has occurred, the services have been rendered, the selling price is fixed and determinable, collection of the receivable is reasonably assured, and no significant post-delivery obligations remain unfulfilled. If any of these criteria are not met, we defer revenue recognition until such time as all of the criteria are met.

In addition, for arrangements with multiple deliverables, we make additional judgments as to whether each item has value to the customer on a stand-alone basis, the amounts of revenue for each element that are not subject to refund, all defined customer acceptance experience levels have been met, and the fair values of any undelivered items have been reliably determined.

We record a provision for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors which have not varied widely in the past and we do not reasonably expect these factors to significantly change in the foreseeable future. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required. Historically, we have not experienced the return of any of our flat panel display systems and do not expect this to change in the foreseeable future. However, due to the relatively high prices of our systems, the actual return of one of these systems would have a material adverse effect on our results of operations.

Allowance for Doubtful Accounts. Our trade receivables are derived from sales to flat panel display manufacturers located primarily in Korea, Japan and Taiwan. In order to monitor potential credit losses, we perform periodic evaluations of our customer’s financial condition. We maintain an allowance for doubtful accounts for the potential inability of our customers to make required payments based upon our assessment of the expected collectibility of all accounts receivable. In estimating the provision, management considers (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware of a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.

Our allowance for doubtful accounts was approximately $657,000 and $726,000 at December 31, 2003 and September 30, 2003. These balances each represent approximately 1% of fiscal 2003 revenues. Historically, losses due to bad customer debt in our flat panel display business have been immaterial and we expect that this will not change in the foreseeable future. However, if a singe customer returned a product or was unable or unwilling to make payments, additional allowances may be required. Accordingly, inability of a single customer to make required payments could have a material adverse effect on our results of operations.

Inventories. The valuation of inventory requires us to estimate obsolete or excess inventory and inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally twelve months or less. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross margin.

We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand inventory with our build forecast over the next twelve months on a part-by-part basis. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate write-downs to reflect the risk of obsolescence. This methodology is significantly affected by the usage assumption. Using a longer time period of estimated usage could result in reduced reserve requirements. Based on our past experience, we believe the twelve-month time period to best reflect the reasonable and relative obsolescence risks. If actual demand or usage were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required.

Warranty. Our warranty policy generally states that we will provide warranty coverage for a period of one year from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment, when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field service parts and the efficiency by which the product failure is corrected. Our estimated warranty cost is based on historical data related to these factors.

Our liability for warranty coverage was approximately $2.8 million and $2.9 million at December 31, 2003 and September 30, 2003. Should actual product failure rates material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

Goodwill and Intangible Assets. We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

Intangible assets with finite lives and other long-lived assets are amortized over their estimated useful lives and are also subject to evaluation for impairment. We review long-lived assets including intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is determined using discounted cash flows. In assessing the recoverability of long-lived assets, including intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets.

Recent Goodwill Impairment. In the fourth quarter of fiscal 2003, due to limited opportunities in the inverter market and uncertainty as to the adoption of LTPS technology, management performed an impairment analysis of the goodwill associated with our Akcron and RTP reporting units. As a result of this analysis, we recorded a goodwill impairment charge of $10.0 million. As of December, 2003, due to continued deterioration in the inverter market, management performed an impairment analysis of the remaining goodwill associated with Akcron. As a result of this analysis, we recorded a goodwill impairment charge of approximately $365,000. These charges were reflected in our results of operations for the three months ended December 31, 2003. In October 2003, $300,000 of escrow related to the Akcron purchase was settled in favor of Intevac, resulting in an additional goodwill impairment charge in the three months ended December 31, 2003. Goodwill as of December 31, 2003, was approximately $153,000, related to our purchase of assets from Summit Imaging.

Recent Impairment of Long-Lived Assets. In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty as to the adoption of LTPS technology, management performed an impairment analysis of the intangible assets associated with our Akcron and RTP reporting units. As a result, we recorded an intangible asset impairment charge of $3.5 million. As of December, 2003, due to continued deterioration in the inverter market, management performed an impairment analysis of the remaining intangible assets associated with RTP and Akcron. As a result, we recorded an intangible asset impairment charge of $2.1 million. These charges were reflected in our results of operations for the three months ended December 31, 2003. Intangible assets as of December 31, 2003 were approximately $604,000, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging.

Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in two significant litigation matters as of December 31, 2003, as described in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q, in which the plaintiffs are collectively seeking approximately $18.6 million. We have made our requisite assessments and accruals, as warranted, as of December 31, 2003. If either of these matters were resolved not in our favor, we could incur substantial charges to our future operating results.

Results of Operations

Selected Financial Data

The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended December 31,
	2003	2002
Revenue	100.0%	100.0%
Cost of goods sold	54.7	60.4

Gross margin	45.3	39.6

Operating expenses:
Research and development	23.7	23.4
Selling, general and administrative	18.8	16.0
Impairment of goodwill	2.7	—
Impairment of purchased intangibles	8.5	—
Impairment of fixed assets	1.0	—
Acquired in-process research and development	—	9.6
Amortization of intangible assets	0.8	1.4

Total operating expenses	55.5	50.4

Loss from operations	(10.2)	(10.8)
Interest income and other, net	15.4	4.3

Income (loss) from continuing operations before income taxes and discontinued operations	5.2	(6.5)
Provision for income taxes	1.5	0.1

Income (loss) from continuing operations	3.7	(6.6)
Income (loss) from discontinued operations	0.2	(124.0)

Net income (loss)	3.9	(130.6)

Revenue

Three Months Ended December 31,
2003	Change	2002
$24.5m	28%	$19.2m

The increase in revenue was primarily due to the continued customer expansion of manufacturing capacity. Throughout 2003, Korean and Taiwanese flat panel display manufacturers have invested heavily in Generation 5 factories to keep pace with the AMLCD demand, and Chinese manufacturers brought their first factories on line. In addition, Generation 6 factories are now coming on line and the first Generation 7 factory has been announced for 2004. Sales of Generation 6 products represented 23% of revenue in the three months ended December 31, 2003. Each new generation of our products contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, we have historically experienced increases in our average selling prices (“ASP’s”) of between 120% to 150% in each new generation product. As with prior generation products, our Generation 6 products have a greater ASP than previous generations. However, there is no assurance that we will be successful in achieving or sustaining these levels of increases on future generation products.

The increase in revenue was due to increased shipments of both our ArrayChecker and ArrayRepair products shipped in the three months ended December 31, 2003, as compared to the same period in the prior fiscal year. Unit shipments of our ArrayChecker products increased approximately 18% in the three months ended December 31, 2003, as compared to the same period in the prior fiscal year, while unit shipments of our ArrayRepair products increased approximately 600% in the same period. Unit sales of our repair products have increased partly in response to the larger glass size of generation 5 and larger factories. The cost of yield loss associated with large monitor or television panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields. We also experienced an increase in revenue related to the receipt of final customer acceptances following completed installation of our products. Sales of our rapid thermal processing products, which is based on the technology we acquired in November 2002, represented $2.1 million, or 11% of our revenue in the three months ended December 31, 2002, while we had no revenue from this product line in the three months ended December 31, 2003 and is not expected to be a significant portion of revenue in the foreseeable future.

Our international revenue is derived primarily from customers in Korea, Taiwan and Japan. International revenue represented 100% of our revenue in the three month periods ended December 31, 2003 and 2002. For the three month period ended December 31, 2003, revenue from Korea decreased approximately $3.4 million while revenue from Taiwan increased approximately $3.1 million and revenue from Japan increased $5.6 million compared to the same period of the prior fiscal year. These fluctuations are primarily due to the uneven buying patterns of our customers.

Gross Margin

Gross margin increased to approximately 45% in the three month period ended December 31, 2003, from approximately 40% in the same period of the prior fiscal year. This improvement was primarily due to increased manufacturing efficiencies attributable to higher sales volumes resulting in greater utilization of our manufacturing capacity, a more heavily weighted mix to our higher margin ArrayChecker systems and a higher level of revenue recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered. In addition, we began to see the benefit of several key gross margin improvement programs, including:

•	Vertical integration of the ArrayChecker high-speed cameras, acquired as part of our acquisition of assets from Summit Imaging, Inc. in May 2003;

•	Elimination of our use of a third-party contract manufacturer; and

•	Manufacturing cost reduction due to sourcing of certain raw materials and subassemblies in Asia.

We anticipate that these manufacturing investments will result in additional gross margin benefits as we exit fiscal 2004. However, in the short-term, the move to our new facilities and the related increase in operations staff to meet the increase in demand for our products will result in increased costs, which we expect will result in relatively flat gross margins in the second quarter of fiscal 2004. In addition, competitive pricing pressures, particularly in the array repair market pose continued risk to our gross margin improvement.

For the three months ended December 31, 2002, we experienced lower margins from end-of-life pricing on the ArrayChecker 2000 systems and certain manufacturing inefficiencies resulting from the delayed introduction of our new ArrayChecker 3500 product. In addition, non-recurring charges related to the amortization of backlog acquired in our acquisition of rapid thermal processing backlog from Intevac, Inc. had a negative impact on gross margin of 2% for the three months ended December 31, 2002.

Research and Development

	Three Months Ended December 31,
	2003		Change	2002
Expense	$5.8	m	29%	$4.5	m
Percent of Revenue	24%			23%

Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. We increased our overall research and development spending in fiscal 2003 to support simultaneous development of Generation 5, 6 and 7 test and repair products, primarily related to higher spending on prototype materials and engineering headcount. This increased spending continued through the first quarter of fiscal 2004 and we expect our research and development expenses to be higher in absolute dollars during the remainder of fiscal 2004 as we continue our development on Generation 6 and 7 products and cell and module Inspection products.

We will continue to invest in R&D to maintain technology leadership in our products. Our customers must continually improve their display quality performance and production costs in order to be successful in the display market. To meet our customers’ needs, we must improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations.

Selling, General and Administrative

	Three Months Ended December 31,
	2003		Change	2002
Expense	$4.6	m	50%	$3.1	m
Percent of Revenue	18%			16%

Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration, human resources personnel, accounting, commissions, insurance, legal and other corporate expenses. The increase in selling, general and administrative expenses was primarily attributed to increases in directors’ and officers’ insurance expenses, expenses related to corporate governance requirements, severance expenses and legal costs. We have embarked on several selling, general and administrative expense reduction initiatives with a goal to reduce our selling, general and administrative expenses beginning in the second quarter of fiscal 2004.

Impairment of Goodwill, Purchased Intangibles and Fixed Assets

As discussed in the overview and critical accounting policies above, we have exited all business lines other than the flat panel display products market and have suspended operations in the LTPS and inverter markets. As a result, we determined that all of our goodwill and long-lived assets related to acquisitions we had made have been impaired, other than approximately $153,000 of goodwill and approximately $604,000 of intangible assets as of December 31, 2003. The remaining goodwill and intangible balances relate to our acquisition of assets from Summit Imaging.

Acquired In-Process Research and Development

In November 2002, we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology used for activating low temperature poly-silicon during the manufacturing process for flat panel displays. The purchase price was allocated in accordance with FAS 141, “Business Combinations,” including in-process research and development charges of approximately $1.8 million. This was expensed on the acquisition date as it represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

Amortization of Intangibles

	Three Months Ended December 31,
	2003	Change	2002
Expense	$201,000	(23)%	$260,000
Percent of Revenue	1%		1%

Through December 31, 2003, our identified intangible assets associated with RTP, Akcron and Summit Imaging acquisitions were being amortized over a two to five year period, commencing on the date of the acquisitions. As of December 31, 2003, all intangible assets associated with RTP and Akcron have been written off. As a result, we expect amortization of intangibles to be approximately $60,000 per quarter for the remainder of fiscal 2004.

Interest Income and Other, Net

	Three Months Ended December 31,
	2003		Change	2002
Income	$3.8	m	359%	$824,000
Percent of Revenue	15%			4%

Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses, changes in the fair value of derivative financial instruments and other miscellaneous income and expense. The increase in “Interest income and other, net,” was primarily attributable to a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004, the terms of which are confidential, offset to a slight degree by foreign currency exchange losses.

Provision for Income Taxes

The effective tax rates for the three month periods ended December 31, 2003 and 2002 were 1.5% and 0.1%, respectively. Our provision for income taxes for the three months ended December 31, 2003 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. The effective tax rate in both periods is lower than the statutory rate due primarily to tax benefits arising from net operating losses.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, tax loss carryforwards, non-tax deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Discontinued Operations

In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. The loss from discontinued operations related to the disposition of the printed circuit board assembly inspection business for the three months ended December 31, 2002 and included impairment charges of approximately $15.1 million of goodwill, approximately $2.9 million of purchased intangibles and approximately $2.5 million of long-lived assets. These charges were as a result of management’s assessment of indicators of impairment that existed prior to our formal decision to discontinue the operations of this segment. These impairment charges were recorded in accordance with the provisions of FAS 142 and FAS 144.

In June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. The loss from discontinued operations related to the disposition of the cathode ray tube display and high quality inspection business for the three months ended December 31, 2003, included an impairment charge of approximately $303,000 related to fixed assets.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through a combination of cash flows from operations and public stock offerings. Our last significant external financing was in February, 2002, when we sold common stock for net proceeds of approximately $107.0 million. Our primary source of funds as of December 31, 2003 consisted of approximately $112.6 million in cash, cash equivalents and short-term investments. This amount represents a decrease of approximately $3.8 million from the September 30, 2003 balance of approximately $116.5 million, which consisted of a decrease of approximately $2.9 million in cash and cash equivalents and a decrease of approximately $950,000 in short-term investments.

Operating Activities

For the first three months of fiscal 2004, cash used in operating activities from continuing operations was $170,000 ($8.0 million for the first quarter of fiscal 2003). We were able to reduce cash used in operating activities from continuing operations for the quarter to near break even as a result of our improved operating efficiencies. Cash was provided by net income adjusted for non-cash related items. However, working capital decreased by approximately $5.6 million, resulting in a net use of cash in operations. Working capital sources of cash, primarily a decrease in other current assets, were more than offset by working capital uses of cash. The primary reductions in cash from changes in our working capital levels were: (a) an increase of approximately $5.0 million in our net accounts receivable, resulting primarily from sales increasing approximately $3.5 million as compared to the fourth quarter of fiscal 2003 and the timing of the shipments; and (b) a decrease of approximate $1.1 million in our deferred gross margin, which decreased as a result of the timing of revenue recognition under SAB101. Net cash provided by operating activities from discontinued operations of $653,000 allowed us to report positive cash flow from operating activities. This cash provided by discontinued operations consisted primarily of a reduction of a receivable balance from a third-party auctioneer for equipment sold.

Although we reported net income for the three months ended December 31, 2003, we were able to do so as a result of the receipt of a one-time license fee received in a litigation settlement, and there is no guarantee that we will be able to continue to report a profit in the future.

We have moved to our new facility and in our second quarter will begin increasing our operations staff in order to meet market demand and to gain market share. In our second fiscal quarter, we expect to see an increase in operating expenses and certain working capital balances, such as inventory and accounts receivable during this ramp up period, which will cause our use of cash in operating activities to increase. We will fund these increased operating expenses and changes in working capital components with our cash, cash equivalents and short-term investments.

Investing Activities

For the first three months of fiscal 2004, cash used in investing activities from continuing operations was approximately $4.6 million ($16.4 million of cash provided by investing activities for the first quarter of fiscal 2003). Cash used in investing activities was primarily the result of approximately $5.4 million in capital expenditures, of which, approximately $4.4 million was related to expenditures on leasehold improvements associated with our new facility in San Jose, California. Our increased capital spending was slightly offset by cash provided by approximately $814,000 of net redemptions of short-term investments. Capital expenditures for leasehold improvements were substantially complete at December 31, 2003.

Financing Activities

For the first three months of fiscal 2004, cash provided by financing activities was approximately $1.4 million ($12.5 million of cash used in financing activities in the first quarter of fiscal 2003). Cash provided by financing activities from continuing operations in fiscal 2004 was the result of stock option exercises by employees. Stock option exercises by employees in fiscal 2003 were approximately $868,000; which were offset by approximately $13.4 million of stock repurchases done under a Board-approved stock repurchase program.

The timing of and amounts received from employee stock option exercises are determined by the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.

Contractual Obligations

The following table summarizes the approximate contractual obligations that we have at December 31, 2003. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating lease obligations	$19,478	$2,456	$2,906	$2,946	$2,625	$2,527	$6,018
Capital lease obligations	4	4	—	—	—	—	—
Purchase obligations	36,479	34,696	1,783	—	—	—	—

Total	$55,961	$37,156	$4,689	$2,946	$2,625	$2,527	$6,018

In August 2003, we signed a lease agreement for a 128,520 square-foot building in San Jose, California into which we consolidated our former San Jose facilities, effective January 5, 2004. The lease on our prior San Jose location terminated concurrently with the inception date of the new lease. The new facility is leased under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods and is reflected in the “operating lease obligations” in the table above.

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties and is reflected in “purchase obligations” in the table above. The majority of these purchase commitments are covered by confirmed customer orders.

Working Capital

We believe that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to meet our operating and capital requirements and obligations for at least the next twelve months. However, this forward-looking statement is based upon our current plans and assumptions, which may change, and our capital requirements may increase in future periods. In addition, we believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies and may seek additional equity or debt financing to fund such activities. There can be no assurance that such funding will be available to us on commercially reasonable terms, if at all, and if we were to proceed with acquisitions without this funding or with limited funding it would decrease our capital resources. The sale of additional equity or convertible debt securities could result in dilution to our existing shareholders.

Operating Activities of Discontinued Operations

Cash provided by (used in) discontinued operations during the three month period ended December 31, 2003 and 2002 is as follows:

	Three Months Ended December 31,
	2003	2002
	(in thousands)
Printed circuit board business	$397	$(3,704)
Cathode ray tube display and high quality glass inspection business	256	199

Net cash provided by (used in) discontinued operations	$653	$(3,505)

Cash provided by discontinued operations in the three month period ended December 31, 2003 consisted primarily of changes in working capital balances.

Factors Affecting Operating Results

We have sustained losses and we may not be able to return to annual profitability.

We reported net losses for each of the fiscal years ended September 30, 2003, 2002 and 2001. Although we reported a profit in the first quarter of fiscal 2004, we were able to do so as a result of the receipt of a license fee received in a litigation settlement, which is recorded in “Interest Income and Other, Net.” In the future, our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to regain profitability on an annual basis is dependent in part on the success of our efforts to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we are increasing our manufacturing capacity to meet increased demand for our products, and this is causing us to experience increased operating expenses. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to become profitable on an annual basis. Further, even if we manage this process efficiently and demand for our products is sustained, the costs we are incurring to increase our manufacturing capacity are causing a delay in our ability to become profitable on an annual basis. For all of these reasons, there is no assurance that we will be successful in achieving increased revenue, reduced operating expenses, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to fall.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $400,000 to $2.5 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, as we announced in December 2002, we experienced technical delays with respect to the introduction of our next generation ArrayChecker 3500 system. This delay had a significant impact on the timing of both our revenue and net income for the second quarter of fiscal 2003.

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

Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display manufacturers reduced capital expenditures resulting in a decrease in our revenue. If the flat panel display markets in which we sell our products experience further slowdowns in the future, it could cause our revenue to decrease significantly. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products to our two largest customers collectively represented approximately 48% of our revenue, and each in excess of 10% of our total revenue, for the three months ended December 31, 2003. Our two largest customers collectively accounted for approximately 75% of our total revenue, and each in excess of 10% of our total revenue, for the three months ended December 31, 2002.

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

We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we experienced technical delays relating to the introduction of our ArrayChecker 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. We depend on close relationships with our customers and the willingness of those customers to share information with us, and the failure to maintain these relationships could harm our development efforts.

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

We may have difficulty integrating the businesses or assets we may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from our past and future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

Any of these difficulties could increase our operating costs or result in impairment of purchased assets, which could harm our financial performance. In addition, we may also elect to change our strategic direction and may no longer have need for certain acquired businesses or technologies. For example, in 2003, we exited the printed circuit board assembly inspection and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions, including ART Advanced Research Technologies Inc. Intelligent Reasoning Systems, Inc. and Image Processing Systems, Inc. have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

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

Ishikawajima-Harima Heavy Industries (“IHI”) has determined to exit the market as a value-added reseller of flat panel display products in Japan. We have previously relied on our relationship with IHI to sell our flat panel display products in Japan, and if we are not able to continue to access this important market, our business will be harmed.

We believe that Japanese companies competing with us in sales to the flat panel display industry have a competitive advantage in Japan because of the preference of some local customers for local equipment suppliers. Foreign companies frequently have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.

Historically, IHI has been a significant value-added reseller with respect to sales of our flat panel display products in Japan. In fiscal 2003, fiscal 2002 and fiscal 2001, 2%, 10% and 24% of our total revenue came from sales to IHI, respectively. In the three months ended December 31, 2003 and 2002, IHI represented 24% and 2% of our total revenue, respectively. We are currently in discussions with IHI regarding our on-going relationship with IHI and expect that IHI will cease to sell and support our flat panel display products in Japan in the future. If we are unable to negotiate a favorable termination of this relationship with IHI, and to support existing customers or develop new customers in Japan without IHI, our business will be harmed.

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

While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In fiscal 2003 and the three months ended December 31, 2003, we derived 100% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

In addition, our management team recently has experienced significant personnel changes. Jeffrey A. Hawthorne, previously Chief Operating Officer, became our President and Chief Executive Officer in October 2003. Richard Okumoto became our Chief Financial Officer and Secretary in May 2003. Steve Song, previously Director of Korean operations, recently became our Vice President of Worldwide Sales. Messrs. Hawthorne and Song are the only members of our management team that have been with us for over a year. If our management team continues to experience high attrition or does not work effectively together, it could seriously harm our business.

Terrorism and international political instability may negatively affect our operations.

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

The outbreak of SARS had, and may continue to have in the future, a significant impact on a number of countries, particularly in Asia, in which we sell our products. Risks related to the outbreak of SARS include but are not limited to temporary closure of operating facilities in affected locations, travel restrictions and delays, difficulties generating new business opportunities and increased political and social tension. Especially if any of our employees, or any of the employees of our customers, become infected with SARS, we may experience reduced sales and increased costs and our operating results may be harmed.

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

In addition, some of our customers in Asia are located near fault lines. A major earthquake in Asia could disrupt our operations or the operations of our customers, which could reduce demand for our products.

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

Our market and currency risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, have not changed significantly.

ITEM 4.	Controls and Procedures

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

Both before and subsequent to September 30, 2003, we instituted additional processes and procedures to improve internal control over financial reporting as follows:

Customer purchase order fulfillment and the associated recognition of revenue and review of customer purchase order requirements:

We have established and staffed a separate group, Sales Order and Contract Administration, to manage the customer purchase order fulfillment and review and approval process. We have added a formal customer purchase order review process, sales quoting process, customer specification review and approval process and a formal shipment review and reconciliation process. These processes are currently manual, and we are working towards automating some of them. This group has very high visibility within the company and currently reports directly to the chief financial officer. Additionally, we have included these additional required approvals before a customer purchase order will be accepted as a valid order: 1) non-standard warranty or service arrangements require the approval of the Vice President of Customer Support; 2) conformance of the purchase order to the specification agreements requires approval of the Vice President or Director of Marketing; 3) non-standard terms and conditions require approval of the Vice President of Sales, the Chief Financial Officer and the Chief Executive Officer.

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

Control of credit memos and the treatment of accounting variances discovered during standard account reconciliations and analysis:

We have upgraded our general accounting department and hired a director of finance and external reporting. The new director has experience in a big four accounting firm as well as industry experience with a much larger technology company. The new director has implemented manual processes to address the control of credit memos and the treatment of accounting variances discovered during standard account reconciliations and analysis. We now record any variances identified during the reconciliation of our accounts within the same period. We will be automating a number of these processes in the future, as we continue to improve them.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Photon Dynamics has been named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc. et al., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action has purported to assert that he was wrongly not allowed to exercise certain stock options and is seeking damages of approximately $900,000 and punitive damages in an unknown sum. On March 29, 2002, we responded to the lawsuit and filed a counterclaim against the plaintiff for breach of a general release agreement. On December 19, 2002, we filed a motion for summary judgment, which motion was denied on January 21, 2004. Trial of the case is set for April 12, 2004. While we intend to vigorously contest the action, we cannot predict the outcome of this litigation. We believe that an adverse determination in this litigation would not have a material adverse effect on its financial condition or results of operations.

Photon Dynamics and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and we again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part our motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. The parties currently are engaged in discovery, and the Court has yet to set a trial date. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

Photon Dynamics filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH filed on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. We were alleging infringement of a U.S. Patent owned by us and were seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered our complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, we added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against us alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against us, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. On October 16, 2003, the parties to the litigation settled all litigation between them regarding US Patent 5,081,687, US Reissue Patent No.37,847, Japanese Patent 3292990. Pursuant to the agreement between the parties, Shimadzu Corporation, companies affiliated with Shimadzu, and customers of Shimadzu are irrevocably licensed world-wide under US Patent 5,081,687, US Reissue Patent No.37,847, Japanese Patent 3292990 and any corresponding patents to manufacture, use, and sell e-beam based panel test equipment designed by or for Shimadzu. All other terms of the Agreement are confidential. The proceeds of this settlement are included in “Interest income and other, net,” in the Condensed Consolidated Statement of Operations.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

In October 2003, Jeffrey A. Hawthorne was appointed our President and Chief Executive Officer, replacing Elwood H. Spedden, who stepped down due to medical conditions. Also in October, Dr. Malcolm J. Thompson was appointed as the Executive Chairman of the Board of Directors.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.32	Separation Agreement, dated October 13, 2003, between Bruce Delmore and Photon Dynamics, Inc.

10.33	Separation Agreement, dated December 4, 2003, between Elwood Spedden and Photon Dynamics, Inc.

10.34	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

On October 29, 2003, we filed a Current Report on Form 8-K, furnishing under item 12 our condensed consolidated financial information regarding our continuing operations prepared in accordance with GAAP for our fiscal years ended 2001, 2002 and 2003, and each of the quarters of such fiscal years, which reflect our printed circuit board assembly inspection, cathode ray tube display inspection, and glass inspection businesses as presentation for discontinued operations. We also furnished under that item our press release announcing our preliminary results for the quarter ended September 30, 2003, and for the full year of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ RICHARD OKUMOTO

By:	Richard Okumoto
Chief Financial Officer and Secretary (Duly authorized and principal financial officer)

Dated: February 17, 2004

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.32	Separation Agreement, dated October 13, 2003, between Bruce Delmore and Photon Dynamics, Inc.

10.33	Separation Agreement, dated December 4, 2003, between Elwood Spedden and Photon Dynamics, Inc.

10.34	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.