Form 10-Q
period 2004-03-31
PHOTON DYNAMICS INC
filed 2004-05-14
CIK 1002663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 30, 2004, there were 16,641,889 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,873	$18,305
Short-term investments	85,162	98,164
Accounts receivable, net	29,189	10,402
Inventories	21,310	9,887
Other current assets	4,257	6,449

Total current assets	152,791	143,207
Land, property and equipment, net	17,573	12,298
Other assets	4,365	3,002
Intangible assets, net	1,682	2,894
Goodwill	153	518

Total assets	$176,564	$161,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,270	$4,239
Other current liabilities	10,540	10,605
Deferred gross margin	2,028	2,739

Total current liabilities	26,838	17,583
Other liabilities	161	193
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	283,019	279,417
Accumulated deficit	(133,777)	(135,872)
Accumulated other comprehensive income	323	598

Total shareholders’ equity	149,565	144,143

Total liabilities and shareholders’ equity	$176,564	$161,919

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenue	$26,478	$9,058	$50,977	$28,220
Cost of revenue	14,183	7,909	27,595	19,478

Gross margin	12,295	1,149	23,382	8,742

Operating expenses:
Research and development	6,144	5,419	11,954	9,906
Selling, general and administrative	3,966	3,776	8,564	6,844
Impairment of goodwill	—	—	665	—
Impairment of purchased intangibles	—	—	2,089	—
Impairment of fixed assets	—	—	234	—
Acquired in-process research and development	—	—	—	1,849
Amortization of intangible assets	60	367	261	627

Total operating expenses	10,170	9,562	23,767	19,226

Income (loss) from operations	2,125	(8,413)	(385)	(10,484)
Interest income and other, net	354	717	4,135	1,541

Income (loss) from continuing operations before income taxes	2,479	(7,696)	3,750	(8,943)
Provision for income taxes	64	37	426	48

Income (loss) from continuing operations	2,415	(7,733)	3,324	(8,991)
Loss from discontinued operations	(1,276)	(15,280)	(1,229)	(39,040)

Net income (loss)	$1,139	$(23,013)	$2,095	$(48,031)

Net income (loss) per share from continuing operations
Basic	$0.15	$(0.49)	$0.20	$(0.56)

Diluted	$0.14	$(0.49)	$0.19	$(0.56)

Net loss per share from discontinued operations
Basic	$(0.08)	$(0.96)	$(0.07)	$(2.43)

Diluted	$(0.07)	$(0.96)	$(0.07)	$(2.43)

Net income (loss) per share
Basic	$0.07	$(1.44)	$0.13	$(2.99)

Diluted	$0.07	$(1.44)	$0.12	$(2.99)

Weighted average number of shares:
Basic	16,572	15,944	16,517	16,052
Diluted	17,172	15,944	17,174	16,052

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,324	$(8,991)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	2,082	1,305
Amortization of intangible assets	261	1,184
Impairment of goodwill	665	—
Impairment of purchased intangibles, and fixed assets	2,323	—
Acquired in-process research and development	—	1,849
Stock ownership expense	82	—
Changes in assets and liabilities:
Accounts receivable	(18,851)	(5,125)
Inventories	(11,186)	(2,512)
Other current assets	1,725	1,005
Other assets	(1,363)	156
Intangible assets	(1,138)	—
Goodwill	(300)	—
Accounts payable	10,224	(1,881)
Other current liabilities	(895)	(1,525)
Deferred gross margin	(711)	5,532
Other liabilities	(32)	—

Net cash used in operating activities from continuing operations	(13,790)	(9,003)
Net cash used in operating activities from discontinued operations	(28)	(5,950)

Net cash used in operating activities	(13,818)	(14,953)

Cash flows from investing activities:
Purchase of property and equipment	(7,861)	(1,240)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	—	(20,000)
Purchase of short-term investments	(290,421)	(279,530)
Redemption of short-term investments	303,247	319,687

Net cash provided by investing activities from continuing operations	4,965	18,917
Net cash used in investing activities from discontinued operations	—	(165)

Net cash provided by investing activities	4,965	18,752

Cash flows from financing activities:
Issuance of common stock, net	3,520	1,629
Repurchase of common stock	—	(17,678)
Capital lease repayments	—	(23)

Net cash provided by (used in) financing activities from continuing operations	3,520	(16,072)

Effect of exchange rate changes on cash and cash equivalents	(99)	73

Net decrease in cash and cash equivalents from continuing operations	(5,404)	(6,085)
Net decrease in cash and cash equivalents from discontinued operations	(28)	(6,115)

Net decrease in cash and cash equivalents	(5,432)	(12,200)
Cash and cash equivalents at beginning of period	18,305	25,580

Cash and cash equivalents at end of period	$12,873	$13,380

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

These financial statements and notes should be read in conjunction with the Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed with the Securities and Exchange Commission on December 24, 2003. Operating results for the three and six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2004.

The condensed consolidated balance sheet as of September 30, 2003 is derived from the Company’s audited consolidated financial statements as of September 30, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Description of Operations and Principles of Consolidation. Photon Dynamics is a supplier of integrated yield management solutions for the flat panel display industry. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection businesses. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“FAS 144”) and the Company’s condensed consolidated financial statements and related footnotes have been reclassified to conform with the current period’s basis of presentation. Accordingly, in the condensed consolidated statements of operations, the net operating results of these former businesses have been classified as “loss from discontinued operations,” for all periods presented. The cash flows from these businesses have been presented as “Net cash flows from discontinued operations” in the operating, investing and financing sections of the condensed consolidated statements of cash flows.

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

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company accounts for certain of its product sales, including sales to a value-added reseller, as arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the amount due and billable upon shipment, with the remaining amount recognized after installation and acceptance when the final amount becomes due. The Company allocates revenue to delivered items based on the lesser of the fair value of the delivered items, or amounts due. The Company recognizes all other product sales upon customer acceptance. The Company recognizes revenue from the sale of spare parts generally upon shipment.

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

Interest Income. Interest Income was $393,000 and $867,000 for the three months ended March 31, 2004 and 2003, respectively and $611,000 and $1.5 million for the six months ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation Plans. The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) amends the disclosure provisions of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FAS 123) to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Option No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Since Photon Dynamics continues to account for stock-based compensation according to APB 25, its adoption of SFAS 148 required the Company to provide prominent pro forma disclosures about the effects SFAS 123 would have on reported income if it were the method of accounting utilized by the Company to account for its stock options and required the Company to disclose these effects in the financial statement footnotes.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Stock option plan:
Expected stock price volatility	0.80	0.95	0.88	0.95
Risk free interest rate	2.18%	2.16%	2.38%	2.22%
Expected life of options (years)	4.4	3.0	5.1	3.0
Stock purchase plan:
Expected stock price volatility	0.96	0.90	0.96	0.90
Risk free interest rate	2.13%	2.15%	2.13%	2.15%
Expected life of plan (years)	2.0	1.2	2.0	1.2

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

For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information for the three and six months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss) – as reported	$1,139	$(23,013)	$2,095	$(48,031)
Plus: stock-based employee compensation expense included in reported net income	—	42	—	42
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(1,245)	(509)	(3,891)	(2,934)

Net loss - pro forma	$(106)	$(23,480)	$(1,796)	$(50,923)

Basic net income (loss) per share – as reported	$0.07	$(1.44)	$0.13	$(2.99)
Diluted net income (loss) per share – as reported	$0.07	$(1.44)	$0.12	$(2.99)
Basic net loss per share – pro forma	$0.00	$(1.49)	$(0.10)	$(3.17)
Diluted net loss per share – pro forma	$0.00	$(1.49)	$(0.10)	$(3.17)

Reclassifications. Certain prior year and prior quarter balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2—Financial Statement Components

	March 31, 2004	September 30, 2003
	(in thousands)
Inventories:
Raw materials	$9,434	$3,945
Work-in-process	11,612	4,565
Finished goods	264	1,377

Total	$21,310	$9,887

Other current liabilities:
Warranty	$3,234	$2,363
Compensation	2,410	2,369
Accrued litigation	1,276	432
Commissions	169	1,128
Due to Akcron shareholders	—	1,035
Obligation to a manufacturing subcontractor	606	646
Accrued closing costs associated with discontinued operations	524	753
Notes payable	317	576
Other accrued expenses	2,004	1,303

Total	$10,540	$10,605

NOTE 3—Discontinued Operations

Printed Circuit Board Assembly Inspection Business

The Company’s printed circuit board assembly inspection products enabled printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the printed circuit board assembly industry primarily through sales representatives and distributors. The Company generally recognized revenue from the sale of its printed circuit board assembly inspection products upon shipment as such product sales were not subject to customer acceptance provisions. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented. As of March 31, 2004, the Company has completed liquidation of the operation’s remaining inventory through a third-party auctioneer and is attempting to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any additional costs associated with this discontinued operation.

The following table summarizes the results of the printed circuit board assembly inspection products reporting segment for the three and six months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Revenue	$—	$972	$83	$2,827
Cost of goods sold	(102)	9,301	(93)	11,175

Gross margin	102	(8,329)	176	(8,348)

Operating expenses:
Research and development	—	2,578	—	3,653
Selling, general and administrative	1,344	4,153	1,406	5,453
Impairment of goodwill	—	—	—	15,083
Impairment of purchased intangibles and fixed assets	—	40	—	5,445
Amortization of intangible assets	—	—	—	195

Total operating expenses	1,344	6,771	1,406	29,829

Loss from discontinued operations	$(1,242)	$(15,100)	$(1,230)	$(38,177)

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The loss from discontinued operations for the three and six months ended March 31, 2004 includes litigation costs of approximately $1.2 million for settlement of prior inventory purchase commitments and settlement of the Thomason v. Photon Dynamics lawsuit (See Note 10).

The loss from discontinued operations for the three months ended March 31, 2003 includes a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million and a write-off of licensed technology of approximately $1.9 million. In addition to these charges, the loss from discontinued operations for the six months ended March 31, 2003 includes impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchased intangibles and $2.5 million of long-lived assets. These charges were recorded as a result of management’s assessment of indicators of impairment that existed prior to the Company’s formal decision to discontinue the operations of this segment in January 2003. Such impairment charges were recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and FAS 144.

The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	March 31, 2004	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$71	$104
Other current assets	801	1,268

Total assets	$872	$1,372

LIABILITIES
Current liabilities:
Accounts payable	$—	$102
Other current liabilities	1,807	819

Total current liabilities	1,807	921
Other liabilities	153	193

Total liabilities	$1,960	$1,114

Other current assets at March 31, 2004, include a receivable of approximately $594,000 against shares that are being held in escrow related to the IRSI acquisition, and approximately $202,000 in security deposits on various leases.

Other current liabilities at March 31, 2004, include approximately $94,000 related to current operating lease obligations, approximately $10,000 related to warranty obligations, approximately $545,000 related to potential vendor obligations and approximately $1.1 million related to litigation settlement costs. Other liabilities of approximately $153,000 relate entirely to non-current operating lease obligations. Lease obligations are to be paid out through December 2006.

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

	One-time Termination Benefits	Other Costs	Total
	(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2003	—	537	537
Cash expenditures	—	—	—
Adjustments to the liability	—	—	—

Balance at March 31, 2004	$—	$537	$537

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the results of the cathode ray tube display and high quality glass inspection products reporting segment for the three and six months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Revenue	$—	$1,075	$—	$1,785
Cost of goods sold	—	750	—	1,247

Gross margin	—	325	—	538

Operating expenses:
Research and development	—	171	—	334
Selling, general and administrative	—	334	35	764
Impairment of purchased intangibles and fixed assets (recovery of accounts receivable previously written off)	34	—	(36)	303

Total operating expenses	34	505	(1)	1,401

Income (loss) from discontinued operations	$(34)	$(180)	$1	$(863)

The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	March 31, 2003	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$—	$31

LIABILITIES
Current liabilities:
Other current liabilities	$872	$1,046

Other current liabilities at March 31, 2004, include approximately $4,000 related to employee severance and related benefits, approximately $188,000 related to warranty obligations, approximately $339,000 related to operating lease obligations, approximately $317,000 related to a loan payable and approximately $24,000 in other accrued amounts. Lease obligations are to be paid out through March 2008.

The loan payable of approximately $317,000 relates to an advance from the National Research Council of Canada under a program for pre-commercialization assistance in the development of glass inspection technology. Under the agreement, the loan was to be repaid based on a percentage of gross revenue earned, on a quarterly basis, through July 1, 2004.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-time Termination Benefits	Contract Termination Costs	Other Costs	Total
	(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,085)	(171)	(26)	(1,282)
Adjustments to the liability	—	—	50	50

Balance at September 30, 2003	31	600	35	666
Cash Expenditures	(27)	(80)	(35)	(142)

Balance at March 31, 2004	$4	$520	$—	$524

NOTE 4—Acquisitions

In November 2002, the Company acquired certain assets relating to rapid thermal processing technology (the “RTP Assets”) from Intevac, Inc. (“Intevac”). The purchase price was $20.0 million of cash, of which $18.0 million was paid to Intevac at closing and an additional $2.0 million was placed into escrow to be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period as follows: $1.2 million related to the attainment of a certain level of sales by the Company of equipment included in the RTP Assets acquired from Intevac; $500,000 related to the re-issuance of a former rapid thermal processing patent in Japan for certain acquired technology; and $300,000 for indemnification and reimbursement should Intevac breach any representations and warranties under the acquisition agreement.

In September 2003, the Company filed a claim against the escrow for the full $2.0 million. In October 2003, the Company received $1.7 million on its claim against the $2.0 million escrow related to the purchase of the RTP Assets from Intevac. The claim for the remaining $300,000 was resolved in favor of Intevac and, accordingly, the Company recorded an additional goodwill impairment charge in the three months ended December 31, 2003.

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

The acquired core technology and acquired developed technology were partially written off and goodwill was entirely written off as part of the impairment of intangibles and goodwill impairment charges taken in the fourth quarter of fiscal 2003. The remaining acquired core technology and acquired developed technology amounts were written off in the three months ended December 31, 2003 as additional impairment charges. These additional impairment charges were a result of the continuing deterioration in business conditions that included emergence of alternative and competing technologies, shrinkage of the potential total market opportunity due to one of the primary potential customer’s decision to pursue an alternative technology and further softness in this particular sector of the market since September 30, 2003. Accordingly, the Company performed an impairment analysis for the remaining acquired intangible assets as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). The RTP backlog was amortized to cost of sales at the time revenue was recognized for the related customer orders. The value of in-process research and development has been included in the Company’s results of operations for the three months ended December 31, 2002.

Pro forma information presenting the results of continuing operations of the Company for the three and six month periods ended March 31, 2003 as if the RTP Assets had been acquired as of October 1, 2002 does not differ materially from the actual results of operations presented in the unaudited condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Goodwill and Other Purchased Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended March 31, 2004, are as follows:

Total
(in thousands)
Balance as of September 30, 2003	$518
Adjustments to goodwill	300
Goodwill impairment charge	(665)

Balance as of March 31, 2004	$153

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

During the three months ended December 31, 2003, the Company recorded a goodwill impairment charge of approximately $365,000 under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), representing the remaining goodwill associated with its Akcron reporting unit. This impairment charge was a result of the continuing softness in the inverter market since September 30, 2003. Accordingly the Company performed an impairment analysis for the remaining acquired intangible assets as required by FAS 144.

Goodwill as of March 31, 2004 relates entirely to the Company’s purchase of assets from Summit Imaging.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	Developed Technology	Core Technology	License Agreements	Non Compete Contract	Total
Balance as of September 30, 2003	$655	$2,082	$—	$157	$2,894
Acquired during the period	—	—	1,138	—	1,138
Amortization during the period	(66)	(147)	—	(48)	(261)
Impairment of purchased intangibles	(589)	(1,500)	—	—	(2,089)

Balance as of March 31, 2004	$—	$435	$1,138	$109	$1,682

During the three months ended December 31, 2003, the Company recorded impairment charges of approximately $2.1 million related to the remaining portion of the acquired developed technology and core technology related to the Akcron and RTP reporting units. These charges have been reflected in the results of operations in the quarter ended December 31, 2003 (See Note 4).

During the three months ended March 31, 2004, the Company signed a Termination and Assignment Agreement (the “Agreement”) with Ishikawajima-Harima Heavy Industries (“IHI”), the Company’s value-added reseller of its flat panel display products in Japan. Under the terms of the Agreement, all prior existing agreements between IHI and the Company were terminated, including IHI’s rights to sell and support the Company’s flat panel display products on an exclusive basis in Japan. As part of this agreement IHI assigned to the Company the right to use all intellectual property rights associated with the Company’s products held by IHI, including any patents and patent applications associated with the intellectual property rights. Additionally, as part of this agreement, IHI has retained rights to purchase systems from the Company for resale to one particular customer in Japan for purchase orders issued from the customer to IHI prior to April 1, 2005. The Company paid to IHI $1.5 million, consisting of $339,000 for IHI’s remaining field spares inventory and $1.1 million for the aforementioned intellectual property rights and other intangible assets. These intangible assets will be amortized over three years, beginning in April 2004.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2004, the Core Technology and Non-Compete Contract relate to the Company’s purchase of assets from Summit Imaging, while the License Agreements relate to the termination agreement with IHI.

NOTE 6—Derivative Financial Instruments

Photon Dynamics uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. As of March 31, 2004, the Company had entered into certain derivative instruments to protect its anticipated foreign currency exposures with these derivative instruments having original maturities of up to sixteen months.

The Company accounts for its derivatives instruments according to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. In fiscal 2003, the Company entered into certain transactions with forward sales contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these forward sales contracts as hedging instruments, as defined by FAS 133, and, as such, records the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Company’s condensed consolidated statements of operations. At March 31, 2004, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. Losses from changes in fair values for the three and six month periods ended March 31, 2004, were approximately $87,000 and $208,000, respectively and are included in “Interest income and other, net” in the condensed consolidated statements of operations. Total losses on open contracts at March 31, 2004 of approximately $416,000 are included in “Other current liabilities” in the condensed consolidated balance sheet. The Company did not have any forward sales contracts at March 31, 2003.

NOTE 7—Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$1,139	$(23,013)	$2,095	$(48,031)
Other comprehensive income (loss):
Change in unrealized gain on investments	(46)	26	(176)	(113)
Currency translation adjustments	48	(14)	(99)	(39)

Other comprehensive income (loss)	2	12	(275)	(152)

Total comprehensive income (loss)	$1,141	$(23,001)	$1,820	$(47,183)

NOTE 8—Shareholders’ Equity

Stock Option Plans. On January 26, 2004, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved an increase of 400,000 shares reserved for grant under the Company’s 1995 Employee Stock Option Plan from a total of 2,990,943 shares to a total of 3,390,943 shares and an increase of 250,000 shares authorized for issuance under the Company’s 1995 Employee Stock Purchase Plan from a total of 1,250,000 shares to a total of 1,500,000 shares.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the six-month period ended March 31, 2003, the Company repurchased 903,032 shares for an aggregate repurchase price of approximately $17.7 million. As of January 15, 2003, at the termination of the program, the Company had purchased a total of 1,253,932 shares for an aggregate repurchase price of approximately $24.6 million.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$2,415	$(7,733)	$3,324	$(8,991)
Net income (loss) from discontinued operations	(1,276)	(15,280)	(1,229)	(39,040)

Net income (loss)	$1,139	$(23,013)	$2,095	$(48,031)

Denominator:
Weighted average common shares for net income (loss) per share	16,572	15,944	16,517	16,052
Weighted average employee stock options	600	—	657	—

Weighted average shares for diluted net income (loss) per share	17,172	15,944 (1)	17,174	16,052 (1)

Net income (loss) per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.15	$(0.49)	$0.20	$(0.56)
Net income (loss) from discontinued operations	(0.08)	(0.96)	(0.07)	(2.43)

Net income (loss) per share	$0.07	$(1.44)	$0.13	$(2.99)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.14	$(0.49)	$0.19	$(0.56)
Net income (loss) from discontinued operations	(0.07)	(0.96)	(0.07)	(2.43)

Net income (loss) per share	$0.07	$(1.44)	$0.12	$(2.99)

(1)	The effect of dilutive securities from employee stock options and warrants to purchase 316,919 and 425,919 shares of common stock for the three and six month periods ended March 31, 2003 were not included in the computation of diluted net income (loss) per share as the effect is anti-dilutive due to net losses.

During the three and six month periods ended March 31, 2004, options to purchase 240,828 and 203,215 shares, respectively, were not included in the computation of diluted net income (loss) per share because the exercise price was greater than the average market price of common shares for the respective periods. During the three and six month periods ended March 31, 2003, options to purchase 1,328,494 and 1,190,699 shares, respectively, were not included in the computation of diluted net income (loss) per share because the exercise price was greater than the average market price of common shares for the respective periods.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—Commitments and Contingencies

Inventory Purchase Commitments

The Company maintains certain open inventory purchase commitments with some of its suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $45.8 million as of March 31, 2004. The majority of these purchase commitments are covered by confirmed customer orders.

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

Changes in the Company’s product liability during the six month periods ended March 31, 2004 and 2003 were as follows:

	March 31, 2004	March 31, 2003
	(in thousands)
Beginning balance	$2,363	$2,383
Estimated warranty cost of new shipments during the period	2,100	1,018
Warranty charges during the period	(1,710)	(847)
Liability assumed as a result of the acquisition of the RTP Assets	—	(369)
Changes in liability for pre-existing warranties, including expirations	481	150

Ending balance	$3,234	$2,335

Legal Proceedings

The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and defendants again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part the Company’s motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. The parties currently are engaged in discovery, and the Court has yet to set a trial date. The Company believes the plaintiff’s case is without merit and intends to defend this action vigorously. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation could have a material adverse effect on the Company’s financial condition or results of operations.

The Company has been named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, who previously was a third-party manufacturer of the Company, has asserted several causes of action arising out of the alleged nonperformance by the Company of the manufacturing outsourcing agreement between the Company and the plaintiff, and is seeking approximately $3.1 million in compensatory damages and punitive damages in a unknown amount. The Company is in the process of responding to the complaint. The Company intends to defend this action vigorously. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition or results of operations.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company was named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc. et al., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action purported to assert that he was wrongly not allowed to exercise certain stock options and sought damages of approximately $1.1 million and punitive damages in an unknown sum. On April 23, 2004, the parties to the litigation settled all litigation between them and the Company paid $750,000 to the plaintiff as part of the settlement agreement. The charge for this settlement is included in discontinued operations for the Printed Circuit Board Assembly Inspection Business in the Condensed Consolidated Statement of Operations.

The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company was alleging infringement of a U.S. Patent owned by it and was seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against the Company alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against the Company, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. On October 16, 2003, the parties to the litigation settled all litigation between them regarding US Patent 5,081,687, US Reissue Patent No.37,847 and Japanese Patent 3292990. Pursuant to the agreement between the parties, Shimadzu Corporation, companies affiliated with Shimadzu, and customers of Shimadzu are irrevocably licensed world-wide under US Patent 5,081,687, US Reissue Patent No.37,847 and Japanese Patent 3292990 and any corresponding patents to manufacture, use, and sell e-beam based panel test equipment designed by or for Shimadzu. All other terms of the settlement agreement are confidential. The proceeds of this settlement are included in “Interest income and other, net,” in the Condensed Consolidated Statements of Operations.

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

The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Revenue:
Korea	$12,688	$3,928	$23,983	$18,589
Taiwan	12,875	4,969	20,074	9,095
Japan	915	161	6,920	536

Total	$26,478	$9,058	$50,977	$28,220

Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Customer A	33%	49%	25%	48%
Customer B	*	*	17%	15%
Customer D	*	*	12%	*
Customer E	22%	34%	19%	16 *
Customer G	10%	*	11%	*

*	Customer accounted for less than 10% for the period

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	March 31, 2004	September 30, 2003
Customer A	42%	25%
Customer D	10%	*
Customer E	16%	*
Customer H	*	58%

*	Customer accounted for less than 10% for the period

Long-lived assets by geographical area are as follows:

	March 31, 2004	September 30, 2003
	(in thousands)
United States	$17,536	$14,284
Canada	1,669	1,240
Other	203	186

Total	$19,408	$15,710

NOTE 12—Subsequent Events

On May 3, 2004, the Company entered into an Asset Purchase and Sale Agreement with WOOYOUNG CO. LTD. (“WOOYOUNG”) for the sale of assets for which the Company previously recorded impairment charges. In Korea, the Company is selling all assets related to its TFT-LCD Backlight Inverter business to WOOYOUNG for approximately $481,000 in U.S. funds. The assets include inventory and production equipment, intellectual property and certain employees related to the inverter business. The Company will record a gain on the transaction of approximately $350,000 in its third fiscal quarter.

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

Our products are primarily manufactured in San Jose, California. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 26 to 39 weeks.

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

Focus on Flat Panel Display Industry

We have not always focused solely on the flat panel display industry. Previously we also produced printed circuit board assembly inspection products and cathode ray tube display and high quality glass inspection products. However, we determined to exit these markets as we believed that they did not have the potential to be profitable for us. Consequently, in January 2003 we implemented a plan to exit the printed circuit board assembly inspection business, and in June 2003 we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these former businesses have been reclassified as discontinued operations for all periods presented.

In view of continued deterioration in market opportunities that began in the fourth quarter of fiscal 2003, we have suspended operations in the low temperature poly-silicon (“LTPS”) technology and inverter markets. Although we continue to support systems in the field with parts and service, we are currently not actively pursuing new business for systems, upgrades or enhancements for the foreseeable future.

Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear focus and direction in fiscal 2004 to strengthen our product and market position. Our fiscal 2004 strategic objectives are to build stronger customer partnerships and to enhance our operating performance. Our management team is focused on several imperatives to support these objectives:

•	Gross margin improvement: We have instituted supply chain management programs with all key suppliers to focus on volume purchase agreements. We have developed cost reduction programs focused at vertical integration of certain purchased assemblies, building certain subassemblies both with lower cost outside providers and lower cost in-house manufacturing. We have also established product quality programs focused at improving product reliability and reducing product warranty costs.

•	Production capacity expansion: We have moved into a new facility to increase our manufacturing capacity in response to increasing demand for our products. Our new facility provides a larger area to manufacture our larger Generation 6 and 7 products and we are hiring additional staff to support increased production.

•	Asia localization: We continue to build up our Asia local management and customer support resources in order to meet our customers’ expectations of local product support and local engineering support.

•	Quality improvement: We are continuing to implement processes to drive product quality improvement and ease of use for our customers.

We moved into our new facility in our second fiscal quarter. We also increased our manufacturing operations staff in our second quarter in order to meet increased demand for our products. In the short-term, the incremental capacity of our new facilities will cause our manufacturing operations to be less efficient due to staff training and redundancy. This will most likely cause delays in executing our cost reduction programs and delay our ability to increase our gross margins.

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

We believe continued growth in demand for AMCLD products will fuel investments in Generation 6 and 7 factories to keep pace and that inspection, test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services.

Backlog

Our backlog for unshipped system orders as of March 31, 2004, was approximately $85.1 million. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months and which are reasonably expected to be filled within that time frame. We received orders valued at $47.2 million in the three months ended March 31, 2004, and $42.1 million in the quarter ended December 31, 2003. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

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

Our allowance for doubtful accounts was approximately $656,000 and $726,000 at March 31, 2004 and September 30, 2003. These balances each represent approximately 1% of fiscal 2003 revenues. Historically, losses due to bad customer debt in our flat panel display business have been immaterial and we expect that this will not change in the foreseeable future. However, if a single customer returned a product or was unable or unwilling to make payments, additional allowances may be required. Accordingly, inability of a single customer to make required payments could have a material adverse effect on our results of operations.

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

Our liability for warranty coverage was approximately $3.2 million and $2.3 million at March 31, 2004 and September 30, 2003. Should actual product failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

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

Recent Goodwill Impairment. In the fourth quarter of fiscal 2003, due to limited opportunities in the inverter market and uncertainty as to the adoption of LTPS technology, management performed an impairment analysis of the goodwill associated with our Akcron and RTP reporting units. As a result of this analysis, we recorded a goodwill impairment charge of $10.0 million. As of December 2003, due to continued deterioration in the inverter market, management performed an impairment analysis of the remaining goodwill associated with Akcron. As a result of this analysis, we recorded a goodwill impairment charge of approximately $365,000. These charges were reflected in our results of operations for the three months ended December 31, 2003. In October 2003, $1.7 million of the $2 million escrow related to the purchase of the RTP Assets was settled in our favor, and $300,000 was settled in favor of Intevac, resulting in an additional goodwill impairment charge in the three months ended December 31, 2003. Goodwill as of March 31, 2004, was approximately $153,000, related to our purchase of assets from Summit Imaging.

Recent Impairment of Long-Lived Assets. In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty as to the adoption of LTPS technology, management performed an impairment analysis of the intangible assets associated with our Akcron and RTP reporting units. As a result, we recorded an intangible asset impairment charge of $3.5 million. As of December 2003, due to continued deterioration in the inverter market, management performed an impairment analysis of the remaining intangible assets associated with RTP and Akcron. As a result, we recorded an intangible asset impairment charge of $2.1 million. These charges were reflected in our results of operations for the three months ended December 31, 2003. Intangible assets as of March 31, 2004 were approximately $1.7 million, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging and the assignment and license agreement signed with IHI in March 2004.

Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in two significant litigation matters as of March 31, 2004, as described in Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q, in which the plaintiffs are collectively seeking a total of approximately $20.8 million. We have made our requisite assessments and accruals, as warranted, as of March 31, 2004. If either of these matters are not resolved in our favor, we could incur substantial charges to our future operating results.

Results of Operations

Selected Financial Data

The percentage of net revenue represented by certain line items in our condensed consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.6	87.3	54.1	69.0

Gross margin	46.4	12.7	45.9	31.0

Operating expenses:
Research and development	23.2	59.8	23.4	35.1
Selling, general and administrative	15.0	41.7	16.8	24.3
Impairment of goodwill	—	—	1.3	—
Impairment of purchased intangibles	—	—	4.1	—
Impairment of fixed assets	—	—	0.5	—
Acquired in-process research and development	—	—	—	6.6
Amortization of intangible assets	0.2	4.1	0.5	2.2

Total operating expenses	38.4	105.6	46.6	68.2

Income (loss) from operations	8.0	(92.9)	(0.7)	(37.2)
Interest income and other, net	1.3	7.9	8.1	5.5

Income (loss) from continuing operations before income taxes and discontinued operations	9.3	(85.0)	7.4	(31.7)
Provision for income taxes	0.2	0.4	0.9	0.2

Income (loss) from continuing operations	9.1	(85.4)	6.5	(31.9)
Loss from discontinued operations	(4.8)	(168.7)	(2.4)	(138.3)

Net income (loss)	4.3%	(254.1)%	4.1%	(170.2)%

Revenue

	Three Months Ended March 31,					Six Months Ended March 31,
	2004		Change	2003		2004		Change	2003
Revenue	$26.5	m	192%	$9.1	m	$51.0	m	81%	$28.2	m

The increase in revenue was primarily due to the continued customer expansion of manufacturing capacity. Flat panel display manufacturers continue to increase capacity to meet computer notebook and monitor demand. In addition, price elasticity is creating strong demand for 22” – 26” television displays. Generation 5 capacity additions continue in Korea and Taiwan as flat panel display manufacturers continue to invest to keep pace with the AMLCD demand. In addition, Generation 6 factories are now coming on line and several manufacturers have either broken ground or announced their Generation 7 factories.

Sales of our Generation 6 products represented 21% and 22% of revenue in the three and six months ended March 31, 2004, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, we have historically experienced increases in our average selling prices (“ASPs”) of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 products have greater ASPs than previous generations. However, there is no assurance that we will be successful in achieving or sustaining these levels of increases on our Generation 6 and future generation products.

The increase in revenue in the three and six months ended March 31, 2004, as compared to the same periods in the prior fiscal year was due to increased shipments of both our ArrayChecker and ArrayRepair products shipped. Sales of our ArrayChecker products represented approximately 83% and 81% of our total revenue for the three and six month periods ended March 31, 2004, as compared to approximately 43% and 67% for the same periods in the prior fiscal year. Sales of our test products increased primarily due to the continued customer expansion of manufacturing capacity. Sales of our ArrayRepair products represented approximately 10% and 12% of our total revenue for the three and six month periods ended March 31, 2004, as compared to approximately 0% and 2% in the same periods in the prior fiscal year. Sales of our repair products have increased partly in response to the larger glass size of Generation 6 and to expansion of customer manufacturing facilities. The cost of yield loss associated with large monitor or television panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields. We also experienced an increase in revenue related to the receipt of final customer acceptances following completed installation of our products over the same period in our prior fiscal year.

Sales of our rapid thermal processing products, which are based on the technology we acquired in November 2002, represented $3.4 million, or 12% of our revenue, in the six months ended March 31, 2003. We had no revenue from this product line in the six months ended March 31, 2004 and we do not expect it to be a significant portion of revenue in the foreseeable future.

Our international revenue is derived primarily from customers in Korea, Taiwan and Japan. International revenue represented 100% of our revenue in the three and six month periods ended March 31, 2004 and 2003. For the six month period ended March 31, 2004, revenue from Korea increased approximately $5.4 million, revenue from Taiwan increased approximately $11.0 million and revenue from Japan increased $6.4 million, compared to the same period of the prior fiscal year.

Gross Margin

	Three Months Ended March 31,			Six Months Ended March 31,
	2004	Change	2003	2004	Change	2003
Gross Margin	46.4%	970%	12.7%	45.9%	167%	31.0%

In addition to the year over year improvement in gross margins, our gross margins improved in the current year from 45% in our first quarter to 46% in our second quarter. Our current-year gross margins reflect the benefits of:

•	The full manufacturing integration of the ArrayChecker high-speed cameras, acquired as part of our acquisition of assets from Summit Imaging, Inc. in May 2003;

•	A more heavily weighted mix to our higher margin ArrayChecker systems;

•	A higher level of revenue recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered;

•	Elimination of our use of a third-party contract manufacturer; and

•	Manufacturing cost reduction due to sourcing of certain raw materials and subassemblies in Asia.

These benefits were offset by:

•	Longer cycle times or inefficiencies brought about by the addition of a second manufacturing shift during our second quarter; and

•	The first production build of our dual-camera ArrayChecker and our Generation 6 ArrayRepair systems;

•	The temporary loss of capacity caused by the move to our new facility early in the second quarter.

We anticipate that our gross margins for our third quarter of fiscal 2004 will remain relatively consistent with our gross margins in for the second quarter of fiscal 2004. Key factors that may impact our future gross margins include:

•	Our revenue mix between higher margin ArrayChecker systems and lower margin ArrayRepair systems;

•	The costs of ramping customer service staff to support the increased demands of our customers;

•	The challenges associated with our steep manufacturing ramp up, including gaining efficiencies or reducing manufacturing cycle times from a new manufacturing staff and costs associated with accelerating material procurement to support the ramp-up in production; and

•	The inefficiencies of building our new products;

•	Competitive pricing pressures, particularly in the array repair market.

For the six months ended March 31, 2003, we experienced lower margins from end-of-life pricing on the ArrayChecker 2000 systems and certain manufacturing inefficiencies resulting from the delayed introduction of our ArrayChecker 3500 product. In addition, non-recurring charges related to the amortization of backlog acquired in our acquisition of rapid thermal processing backlog from Intevac, Inc. had a negative impact on gross margin of approximately 2% for the six months ended March 31, 2003.

Research and Development

	Three Months Ended March 31,					Six Months Ended March 31,
	2004		Change	2003		2004		Change	2003
Expense	$6.1	m	13%	$5.4	m	$12.0	m	21%	$9.9	m
Percent of Revenue	23%			60%		23%			35%

Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. We increased our overall research and development spending in fiscal 2003 to support simultaneous development of Generation 5, 6 and 7 test and repair products, primarily related to higher spending on prototype materials and engineering headcount. This spending increased again through the first six months of fiscal 2004 due to additional timing demands placed on both the ArrayTest and ArrayRepair Generation 7 product development groups, as well as our cell/module inspection systems group.

We expect our research and development expenses to be higher in absolute dollars during the remainder of fiscal 2004 as we continue to expand our research and development efforts to address three areas:

•	Ramp up our cell/module program to address mass production requirements;

•	Increase our efforts on Generation 7 products and launch development programs for Generation 7.5 products; and

•	Expand our repair product offering.

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

Selling, General and Administrative

	Three Months Ended March 31,					Six Months Ended March 31,
	2004		Change	2003		2004		Change	2003
Expense	$4.0	m	0.5%	$3.8	m	$8.6	m	25%	$6.8	m
Percent of Revenue	15%			42%		17%			24%

Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, accounting, commissions, insurance, legal and other corporate expenses. The increase in selling, general and administrative expenses in absolute dollars was primarily attributed to increases in expenses related to corporate governance requirements, severance expenses, legal costs and increased headcount. We saw these expenses decline from approximately $4.6 million in our first fiscal quarter of 2004 to approximately $4.0 million in our second quarter. We expect these expenses to increase slightly in absolute dollars in our third quarter as a result of higher commissions and the addition of key marketing personnel.

Impairment of Goodwill, Purchased Intangibles and Fixed Assets

As discussed in the overview and critical accounting policies above, we have exited all business lines other than the flat panel display products market and within the flat panel display market we have suspended operations of the LTPS and inverter products. As a result, we determined that all of our goodwill and long-lived assets related to LTPS and inverter products we had made had been impaired, resulting in goodwill and intangible impairment charges of approximately $665,000 and $2.1 million in our first fiscal quarter of 2004. In our second fiscal quarter, we acquired approximately $1.1 million of additional intangible assets related to our termination and assignment agreement with our value-added reseller, Ishikawajima-Harima Heavy Industries.

Acquired In-Process Research and Development

In November 2002, we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology used for activating low temperature poly-silicon during the manufacturing process for flat panel displays (the “RTP Assets”). The purchase price was allocated in accordance with FAS 141, “Business Combinations,” including in-process research and development charges of approximately $1.8 million. This was expensed on the acquisition date as it represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

Amortization of Intangibles

	Three Months Ended March 31,			Six Months Ended March 31,
	2004	Change	2003	2004	Change	2003
Expense	$60,000	(84)%	$367,000	$261,000	(58)%	$627,000
Percent of Revenue	0.2%		4.1%	0.5%		2.2%

Through December 31, 2003, our identified intangible assets associated with the RTP Assets, Akcron and Summit Imaging acquisitions were being amortized over a two to five year period, commencing on the date of the acquisitions. As of December 31, 2003, all intangible assets associated with the RTP Assets and Akcron acquisitions had been written off. In March of 2004, we acquired additional intangible assets related to our termination and assignment agreement with Ishikawajima-Harima Heavy Industries. As a result, we expect amortization of intangibles to be approximately $160,000 per quarter for the remainder of fiscal 2004.

Interest Income and Other, Net

	Three Months Ended March 31,			Six Months Ended March 31,
	2004	Change	2003	2004		Change	2003
Income	$354,000	(51)%	$717,000	$4.1	m	168%	$1.5	m
Percent of Revenue	1.3%		7.9%	8.1%			5.5%

Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses, changes in the fair value of derivative financial instruments and other miscellaneous income and expense. The increase in “Interest income and other, net,” in the six months ended March 31, 2004, as compared to the same period in prior year, was primarily attributable to the receipt of a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004, the terms of which were confidential.

Provision for Income Taxes

The effective tax rates for the three and six month periods ended March 31, 2004 were 2.6% and 11.4%, respectively while these effective rates were 0.4% and 0.5% in the same periods in the prior year. Our provision for income taxes for the six months ended March 31, 2004 included a foreign withholding tax related to a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004. The effective tax rate in both periods is lower than the statutory rate due primarily to tax benefits arising from net operating losses and primarily relate to alternative minimum taxes.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, tax loss carryforwards, expenses incurred in connection with acquisitions that are not deductible for tax purposes, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Discontinued Operations

In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. The loss from discontinued operations related to the disposition of the printed circuit board assembly inspection business for the three and six months ended March 31, 2004 included approximately $1.2 million in litigation costs for settlement of prior inventory purchase commitments and for settlement of a lawsuit brought by a former employee. The loss from discontinued operations for the three months ended March 31, 2003 included a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million, and write-off of licensed technology of approximately $1.9 million. The loss from discontinued operations for the six months ended March 31, 2003 also included impairment charges of approximately $15.1 million of goodwill, approximately $2.9 million of purchased intangibles and approximately $2.5 million of long-lived assets. These charges were as a result of management’s assessment of indicators of impairment that existed prior to our formal decision to discontinue the operations of this segment. These impairment charges were recorded in accordance with the provisions of FAS 142 and FAS 144.

In June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. The loss from discontinued operations related to the disposition of the cathode ray tube display and high quality inspection business for the six months ended March 31, 2003, included an impairment charge of approximately $343,000 related to fixed assets.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through a combination of cash flows from operations and public stock offerings. Our last significant external financing was in February 2002, when we sold common stock for net proceeds of approximately $107.0 million.

Our primary source of funds as of March 31, 2004 consisted of approximately $98.0 million in cash, cash equivalents and short-term investments. This amount represents a decrease of approximately $18.4 million from the September 30, 2003 balance of approximately $116.5 million.

Operating Activities

For the first six months of fiscal 2004, cash used in operating activities from continuing operations was approximately $13.8 million, compared with approximately $9.0 million for the first six months of fiscal 2003. Cash was provided by net income adjusted for non-cash related items. However, changes in assets and liabilities consumed approximately $22.5 million of cash, resulting in a net use of cash in operations. Working capital sources of cash, primarily a $10.2 million increase in accounts payable related primarily to inventory purchases, were more than offset by working capital uses of cash. The primary reductions in cash from changes in our working capital levels were: (a) an increase of approximately $18.9 million in our net accounts receivable, resulting primarily from sales increasing from approximately $21.0 million in the fourth quarter of fiscal 2003 to approximately $24.5 million and $26.5 million in the first and second quarter of fiscal 2004, respectively and the timing of shipments in our second quarter; and (b) an increase of approximately $11.2 million in our net inventory, which increased as a result of our ramping up in preparation for our third and fourth quarter build schedules.

Although we reported net income for the six months ended March 31, 2004, we were able to do so as a result of the receipt of a one-time license fee received in a litigation settlement in our first fiscal quarter. There is no guarantee that we will be able to continue to report a profit in the future.

We have moved into our new facility and in our second quarter we began increasing our operations staff in order to meet market demand and to gain market share. We also saw in our second fiscal quarter an increase in operating expenses and certain working capital items, such as inventory and accounts receivable during this ramp up period, which has caused our use of cash in operating activities to increase. We expect to continue to ramp up in our third quarter, continuing to use cash in operating activities, but we expect that we will be able to fund these increasing operating expenses and changes in working capital components in part with our cash, cash equivalents and short-term investments. By the end of our fiscal 2004, we expect our net use of cash, cash equivalents and short-term investment to become neutral and to begin to increase again in early fiscal 2005.

Investing Activities

For the first six months of fiscal 2004, cash provided by investing activities from continuing operations was approximately $5.0 million as compared to approximately $18.9 million for the six months of fiscal 2003. Cash provided by investing activities was primarily the result of approximately $12.8 million of net redemptions of short-term investments. This was partially offset by approximately $7.9 million in capital expenditures, of which approximately $5.5 million was related to expenditures on leasehold improvements associated with our new facility in San Jose, California. Capital expenditures related to the facility move-in for leasehold improvements were substantially complete at March 31, 2004.

Financing Activities

For the first six months of fiscal 2004, cash provided by financing activities was approximately $3.5 million as compared to approximately $16.1 million of cash used in financing activities in the first six months of fiscal 2003. Cash provided by financing activities from continuing operations in fiscal 2004 was the result of stock option exercises by employees. Stock option exercises by employees in fiscal 2003 were approximately $1.6 million, which were offset by approximately $17.7 million of stock repurchases under a Board-approved stock repurchase program.

The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.

Contractual Obligations

The following table summarizes the approximate contractual obligations that we have at March 31, 2004. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating lease obligations	$18,633	$1,611	$2,906	$2,946	$2,625	$2,527	$6,018
Capital lease obligations	2	2	—	—	—	—	—
Purchase obligations	45,824	35,227	9,043	778	776	—	—

Total	$64,459	$36,840	$11,949	$3,724	$3,401	$2,527	$6,018

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

Operating Activities of Discontinued Operations

Cash provided by (used in) discontinued operations during the six month period ended March 31, 2004 and 2003 is as follows:

	Six Months Ended March 31,
	2004	2003
	(in thousands)
Printed circuit board business	$107	$(8,294)
Cathode ray tube display and high quality glass inspection business	(143)	2,179

Net cash provided by (used in) discontinued operations	$(28)	$(6,115)

Cash provided by discontinued operations in the six month period ended March 31, 2004 consisted primarily of changes in working capital balances.

Factors Affecting Operating Results

We have sustained losses and we may not be able to return to annual profitability.

We reported net losses for each of the fiscal years ended September 30, 2003, 2002 and 2001. In the future, our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to regain profitability on an annual basis is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we are increasing our manufacturing capacity to meet increased demand for our products, and this is causing us to experience increased operating expenses. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to become profitable on an annual basis. Further, even if we manage this process efficiently and demand for our products is sustained, the costs we are incurring to increase our manufacturing capacity are causing a delay in our ability to become profitable on an annual basis. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

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

Other factors which may influence our operating results in a particular quarter include:

•	the timing of the receipt of orders from major customers;

•	our product mix;

•	competitive pricing pressures;

•	our ability to obtain components from our single or limited source suppliers in a timely manner;

•	global economic uncertainty;

•	changing international economic conditions;

•	worldwide political instability;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.

Our operating results also could be affected by sudden changes in customer requirements, currency exchange rate fluctuations and other economic conditions affecting customer demand and the cost of operations in the global markets in which we do business. As a result of these or other factors, our operating results could be significantly and adversely affected and our stock price could decline. In addition, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors, which could cause our stock price to fall.

If our products experience performance, reliability or quality problems, our customers may reduce their orders.

We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our customers may experience yield loss. For example, with our ArrayChecker 3500, certain customers experienced yield loss higher than expected when the product was first introduced. If our products have performance, reliability or quality problems, then we may experience:

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

Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display manufacturers reduced capital expenditures resulting in a decrease in our revenue. If the flat panel display markets in which we sell our products experience further slowdowns in the future, it could cause our revenue to decrease significantly. We do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders, especially in a down cycle, will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products to our two largest customers collectively represented approximately 44% of our revenue, and each in excess of 10% of our total revenue, for the six months ended March 31, 2004. Our two largest customers collectively accounted for approximately 65% of our total revenue, and each in excess of 10% of our total revenue, for the six months ended March 31, 2003.

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

In addition, we depend on close relationships with our customers and the willingness of those customers to share information with us, and the failure to maintain these relationships could harm our product development efforts.

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

We expect sales to customers in foreign countries to continue to represent 100% of our revenue in the foreseeable future. A number of factors may adversely affect our international sales and operations, including:

•	political instability and the possibility of hostilities, terrorist attacks, or war;

•	imposition of governmental controls;

•	fluctuations in interest and currency exchange rates;

•	export license requirements;

•	restrictions on the export of technology;

•	limited foreign protection of intellectual property rights;

•	trade restrictions;

•	periodic or local international downturns;

•	changes in tariffs; and

•	difficulties in staffing and managing international operations.

If any of these factors occur, our operating results and revenue could be materially and adversely affected.

We may have difficulty integrating the businesses or assets we may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. As part of this effort, we may make acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from either our past or future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

•	difficulty in the assimilation of the technologies and products of the acquired company;

•	entering markets in which we have no or limited direct prior experience;

•	loss of key customers of the acquired company;

•	diversion of management resources from the business of the combined company;

•	incompatibility of business cultures or practices;

•	loss of key employees of the acquired company;

•	costs and delays in implementing common systems and procedures;

•	potential inefficiencies in delivering services to the customers of the combined company; and

•	assumption of unknown or undisclosed liabilities.

Any of these difficulties could increase our operating costs or result in impairment of purchased assets, which could harm our financial performance.

In addition, we may also elect to change our strategic direction and may no longer have need for certain acquired businesses or technologies. For example, in 2003, we exited the printed circuit board assembly inspection and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions, including Advanced Research Technologies Inc., Intelligent Reasoning Systems, Inc. and Image Processing Systems, Inc. have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

Any failure of, or other problems at or with our third party manufacturers could delay shipments of our flat panel display products, harm our relationships with our customers or otherwise negatively impact our business.

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. If any third party that we use to manufacture our products is unable to satisfy our quality requirements or provide us with the products and services in a timely manner, our shipments of these products may be delayed, our customer relationships may be harmed and our results of operations may be adversely impacted. There can be no assurance that our relationship with any third party that we use to manufacture our products will result in a reduction of our expenses or enable us to satisfy our customers’ quality requirements or to deliver our products to our customers in a timely manner.

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

We have renegotiated our contract with Ishikawajima-Harima Heavy Industries (“IHI”),who will supply limited services as a value-added reseller of flat panel display products in Japan. We have previously relied on our relationship with IHI to sell all our flat panel display products in Japan, and if we are not able to continue to access this important market, our business will be harmed.

We believe that Japanese companies competing with us in sales to the flat panel display industry have a competitive advantage in Japan because of the preference of some local customers for local equipment suppliers. Foreign companies frequently have found it difficult to penetrate the Japanese market and often depend upon local sales channels to sell their products in Japan.

Historically, IHI has been a significant value-added reseller with respect to sales of our flat panel display products in Japan. In fiscal 2003, fiscal 2002 and fiscal 2001, 2%, 10% and 24% of our total revenue came from sales to IHI, respectively. In the six months ended March 31, 2004 and 2003, IHI represented 12% and 2% of our total revenue, respectively. We renegotiated our agreement with IHI, which will now sell and support our flat panel display products in a limited fashion in Japan in the future. If we are unable to support existing customers or develop new customers in Japan without IHI, our business will be harmed.

Our success depends in large part on the strength of the active matrix liquid crystal display in the flat panel display industry.

While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In fiscal 2003 and the six months ended March 31, 2004, we derived 100% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

The outbreak of severe acute respiratory syndrome, or other infectious diseases, may impact our operations or adversely affect our customers and therefore harm our business.

Our ability to address normal business transaction issues in Asia may still be at risk due to the potential reoccurrence of a Severe Acute Respiratory Syndrome (SARS) outbreak or outbreaks of other infectious diseases. Risks related to an outbreak include but are not limited to temporary closure of operating facilities in affected locations, travel restrictions and delays, difficulties generating new business opportunities and increased political and social tension. Especially if any of our employees, or any of the employees of our customers, become infected with SARS or another outbreak of infectious disease, we may experience reduced sales and increased costs and our operating results may be harmed.

Our manufacturing facilities may be subject to disruption from natural disasters.

Operations at our manufacturing facilities are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Our corporate and manufacturing facilities in California are located near major earthquake faults which have experienced earthquakes in the past. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such disruption could result in cancellation of orders or loss of customers and could seriously harm our business. It could also significantly delay our research and engineering efforts for the development of new products, most of which is conducted at our California facilities.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Photon Dynamics and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and we again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part our motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. The parties currently are engaged in discovery, and the Court has yet to set a trial date. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation could have a material adverse effect on our financial condition or results of operations.

Photon Dynamics has been named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, who previously was a third-party manufacturer of the Company, has asserted several causes of action arising out of our alleged nonperformance of our manufacturing outsourcing agreement with the plaintiff and is seeking approximately $3.1 million in compensatory damages and punitive damages in a unknown amount. We are still in the process of responding to the complaint. We intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

We were named as defendant in a lawsuit captioned Thomason v. Photon Dynamics, Inc. et al., No. 02CC03568, filed on February 28, 2002 in the Superior Court of the State of California, County of Orange. The plaintiff in this action purported to assert that he was wrongly not allowed to exercise certain stock options and sought damages of approximately $1.1 million and punitive damages in an unknown sum. On April 23, 2004, the parties to the litigation settled all litigation between them and we paid $750,000 to the plaintiff as part of the settlement agreement. The charge for this settlement is included in discontinued operations for the Printed Circuit Board Assembly Inspection Business in the Condensed Consolidated Statement of Operations.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Photon Dynamics, Inc. was held on January 26, 2004 at our offices in San Jose, California. Of the 16,443,014 shares of Common Stock outstanding as of December 10, 2004 (the record date), 14,469,853 shares (88%) were present or represented by proxy at the meeting. At the Annual Meeting of Shareholders, our shareholders voted on the following four proposals:

Proposal to elect directors to serve for the ensuing year and until their successors are elected. The results of the votes for the directors standing for election were as follows:

Nominee	For	Withheld
Malcolm Thompson	13,752,948	716,905
E. Floyd Kvamme	12,475,458	1,994,395
Elwood H. Spedden	13,613,016	856,837
Richard P. Beck	13,336,138	1,133,715
Nicholas E. Braithwaite	12,911,493	1,558,360
Michael J. Kim	12,940,793	1,529,060
Jeffrey A. Hawthorne	13,779,708	690,145

Proposal to approve our Amended and Restated 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 400,000 shares from 2,990,943 shares to 3,390,943 shares.

For	8,628,959
Against	3,311,123
Abstain	6,242
Broker Non-Vote	2,523,529

Proposal to approve our 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares from 1,250,000 shares to 1,500,000 shares.

For	10,124,348
Against	1,815,795
Abstain	6,181
Broker Non-Vote	2,523,529

Proposal to ratify the selection of Ernst & Young, LLP as independent auditors of Photon Dynamics, Inc. for its fiscal year ending September 30, 2004.

For	14,344,983
Against	121,604
Abstain	3,266

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.20	1995 Employee Stock Purchase Plan, as amended.

10.21	Amended and Restated 1995 Stock Option Plan, as amended.

10.35	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.

10.36(3)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Confidential treatment has been requested for portions of this agreement.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

On January 28, 2004, we furnished a Current Report on Form 8-K, furnishing under item 12 the press release announcing our preliminary results for the quarter ended December 31, 2003, which press release includes our condensed consolidated balance sheets and statements of operations for the periods presented.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ RICHARD OKUMOTO

Richard Okumoto Chief Financial Officer and Secretary (Duly authorized and principal financial and accounting officer)

Dated: May 14, 2004

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.20	1995 Employee Stock Purchase Plan, as amended.

10.21	Amended and Restated 1995 Stock Option Plan, as amended.

10.35	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.

10.36(3)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Confidential treatment has been requested for portions of this agreement.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.