Form 10-Q
period 2004-06-30
PHOTON DYNAMICS INC
filed 2004-08-16
CIK 1002663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 16,807,936 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,138	$18,305
Short-term investments	64,757	98,164
Accounts receivable, net	42,366	10,402
Inventories	28,759	9,887
Other current assets	5,294	6,449

Total current assets	163,314	143,207
Land, property and equipment, net	20,153	12,298
Other assets	4,244	3,002
Intangible assets, net	4,028	2,894
Goodwill	153	518

Total assets	$191,892	$161,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,379	$4,239
Other current liabilities	12,633	10,605
Deferred gross margin	3,113	2,739

Total current liabilities	35,125	17,583
Other liabilities	1,512	193
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	283,779	279,417
Accumulated deficit	(128,617)	(135,872)
Accumulated other comprehensive income	93	598

Total shareholders’ equity	155,255	144,143

Total liabilities and shareholders’ equity	$191,892	$161,919

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenue	$38,452	$17,996	$89,429	$46,216
Cost of revenue	20,711	11,789	48,306	31,267

Gross margin	17,741	6,207	41,123	14,949

Operating expenses:
Research and development	8,031	6,313	19,985	16,219
Selling, general and administrative	4,594	3,176	13,158	10,020
Impairment of goodwill	—	—	665	—
Impairment of purchased intangibles	—	—	2,089	—
Impairment of fixed assets	—	—	234	—
Acquired in-process research and development	210	625	210	2,474
Amortization of intangible assets	155	408	416	1,035

Total operating expenses	12,990	10,522	36,757	29,748

Income (loss) from operations	4,751	(4,315)	4,366	(14,799)
Interest income and other, net	808	955	4,943	2,496

Income (loss) from continuing operations before income taxes	5,559	(3,360)	9,309	(12,303)
Provision for income taxes	134	3	560	51

Income (loss) from continuing operations	5,425	(3,363)	8,749	(12,354)
Loss from discontinued operations	(265)	(5,607)	(1,494)	(44,647)

Net income (loss)	$5,160	$(8,970)	$7,255	$(57,001)

Net income (loss) per share from continuing operations
Basic	$0.33	$(0.21)	$0.53	$(0.77)

Diluted	$0.32	$(0.21)	$0.51	$(0.77)

Net loss per share from discontinued operations
Basic	$(0.02)	$(0.35)	$(0.09)	$(2.78)

Diluted	$(0.02)	$(0.35)	$(0.09)	$(2.78)

Net income (loss) per share
Basic	$0.31	$(0.56)	$0.44	$(3.55)

Diluted	$0.30	$(0.56)	$0.42	$(3.55)

Weighted average number of shares:
Basic	16,663	16,003	16,565	16,036
Diluted	17,071	16,003	17,141	16,036

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$8,749	$(12,354)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	2,721	1,648
Amortization of intangible assets	416	1,592
Impairment of goodwill	665	—
Impairment of purchased intangibles, and fixed assets	2,323	—
Acquired in-process research and development	210	2,474
Stock ownership expense	164	142
Changes in assets and liabilities:
Accounts receivable	(32,099)	(2,487)
Inventories	(16,776)	1,900
Other current assets	758	(189)
Other assets	(1,242)	(463)
Accounts payable	15,342	(447)
Other current liabilities	1,592	(2,112)
Deferred gross margin	374	5,943
Other liabilities	(65)	—

Net cash used in operating activities from continuing operations	(16,868)	(4,353)
Net cash used in operating activities from discontinued operations	(1,453)	(10,947)

Net cash used in operating activities	(18,321)	(15,300)

Cash flows from investing activities:
Purchase of property and equipment	(12,508)	(1,588)
Acquisition of assets of Quantum Composers, Inc.	(1,000)	—
Acquisition of assets of Summit Imaging, Inc.	—	(1,629)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	(300)	(20,000)
Acquisition of certain intangible assets upon termination of a distributor agreement	(1,138)	—
Purchase of short-term investments	(378,706)	(419,293)
Redemption of short-term investments	411,554	465,292

Net cash provided by investing activities from continuing operations	17,902	22,782
Net cash used in investing activities from discontinued operations	—	(923)

Net cash provided by investing activities	17,902	21,859

Cash flows from financing activities:
Issuance of common stock, net	4,198	3,160
Repurchase of common stock	—	(17,678)
Long-term debt activity, net	—	253
Capital lease repayments	—	(11)

Net cash provided by (used in) financing activities from continuing operations	4,198	(14,276)

Effect of exchange rate changes on cash and cash equivalents	54	(26)

Net increase in cash and cash equivalents from continuing operations	5,286	4,127
Net decrease in cash and cash equivalents from discontinued operations	(1,453)	(11,870)

Net increase (decrease) in cash and cash equivalents	3,833	(7,743)
Cash and cash equivalents at beginning of period	18,305	25,580

Cash and cash equivalents at end of period	$22,138	$17,837

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

These financial statements and notes should be read in conjunction with “Item 8, Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed with the Securities and Exchange Commission on December 24, 2003. Operating results for the three and nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2004.

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

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition. Photon Dynamics derives revenue primarily from the sale and installation of equipment and spare part sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company accounts for certain of its product sales, including sales to a value-added reseller, as arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the lesser of the amount due and billable upon shipment and the allocated fair value, with the remaining amount recognized after installation and acceptance when the final amount becomes due. The Company recognizes all other product sales upon customer acceptance. The Company recognizes revenue from the sale of spare parts generally upon shipment.

Terms and conditions of the Company’s sale of products to its value-added reseller are generally consistent with terms and conditions offered to other customers and title typically transfers to the value-added reseller upon shipment. The Company does not grant any rights of return, stock rotation or price protection for its product sales to its value-added reseller. Accordingly, sales transactions with the value-added reseller are recorded in accordance with the policy stated above.

The Company records a provision based on historical rates for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue.

The Company’s products are generally subject to warranty and such estimated costs are provided for in costs of sales when product revenue is recognized. Installation and other services are not essential to the functionality of the products as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors.

Shipping Costs. The Company’s shipping and handling costs are included under cost of sales for all periods presented. In those instances where the Company does bill for shipping and handling, the amounts billed are classified as revenue.

Research and Development Cost. Costs to develop the Company’s products, which include both hardware and software components are expensed as incurred. Software incorporated in the Company’s products is an integral part of the overall product design process and costs to develop software, which is deemed to be incidental, are not tracked separately. The Company does not sell or market any software product on a standalone basis.

Interest Income. Interest Income was approximately $325,000 and $563,000 for the three months ended June 30, 2004 and 2003, respectively and $1.2 million and $2.1 million for the nine months ended June 30, 2004 and 2003, respectively.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Stock-Based Compensation Plans. The Company accounts for its stock-based employee compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” (FAS 148) amends the disclosure provisions of Statement of Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (FAS 123) to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Option No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Because Photon Dynamics continues to account for stock-based compensation according to APB 25, its adoption of SFAS 148 required the Company to provide prominent pro forma disclosures about the effects SFAS 123 would have on reported income if it were the method of accounting utilized by the Company to account for its stock options and required the Company to disclose these effects in the financial statement footnotes.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Stock option plan:
Expected stock price volatility	0.80	0.90	0.86	0.94
Risk free interest rate	1.55%	1.95%	2.15%	2.14%
Expected life of options (years)	5.41	3.0	5.22	3.0
Stock purchase plan:
Expected stock price volatility	0.96	0.96	0.96	0.90
Risk free interest rate	2.13%	2.13%	2.13%	2.15%
Expected life of plan (years)	2.0	2.0	2.0	1.2

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

For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information for the three and nine months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss) – as reported	$5,160	$(8,970)	$7,255	$(57,001)
Plus: stock-based employee compensation expense included in reported net income	—	100	—	142
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(1,605)	(2,038)	(5,495)	(3,804)

Net income (loss) - pro forma	$3,555	$(10,908)	$1,760	$(60,663)

Basic net income (loss) per share – as reported	$0.31	$(0.56)	$0.44	$(3.55)
Diluted net income (loss) per share – as reported	$0.30	$(0.56)	$0.42	$(3.55)
Basic net income (loss) per share – pro forma	$0.21	$(0.68)	$0.11	$(3.78)
Diluted net income (loss) per share – pro forma	$0.21	$(0.68)	$0.10	$(3.78)

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 2—Financial Statement Components

	June 30, 2004	September 30, 2003
	(in thousands)
Inventories:
Raw materials	$12,266	$3,945
Work-in-process	16,205	4,565
Finished goods	288	1,377

Total	$28,759	$9,887

Other current liabilities:
Warranty	$4,098	$2,363
Compensation	3,561	2,369
Accrued litigation	211	432
Commissions	170	1,128
Due to Akcron shareholders	—	1,035
Obligation to a former manufacturing subcontractor	606	646
Accrued closing costs associated with discontinued operations	524	753
Accrued taxes payable	689	523
Notes payable	909	576
Other accrued expenses	1,865	780

Total	$12,633	$10,605

Accumulated other comprehensive income:
Foreign currency translation adjustments	$461	$407
Unrealized gains on available for sale securities	(368)	191

Total	$93	$598

NOTE 3—Discontinued Operations

Printed Circuit Board Assembly Inspection Business

The Company’s printed circuit board assembly inspection products enabled printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the printed circuit board assembly industry primarily through sales representatives and distributors. The Company generally recognized revenue from the sale of its printed circuit board assembly inspection products upon shipment as such product sales were not subject to customer acceptance provisions. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented. As of June 30, 2004, the Company has completed liquidation of the operation’s remaining inventory through a third-party auctioneer and is attempting to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any additional costs associated with this discontinued operation.

The following table summarizes the results of the printed circuit board assembly inspection products reporting segment for the three and nine months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenue	$—	$795	$83	$3,622
Cost of revenue	—	290	(49)	11,465

Gross margin	—	505	132	(7,843)

Operating expenses:
Research and development	—		—	3,693
Selling, general and administrative	231	1,083	1,637	6,536
Impairment of goodwill	—	—	—	15,083
Impairment of purchased intangibles and fixed assets	—		—	5,405
Amortization of intangible assets	—	—	—	195

Total operating expenses	231	1,083	1,637	30,912

Loss from discontinued operations	$(231)	$(578)	$(1,461)	$(38,755)

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The loss from discontinued operations for the three and nine months ended June 30, 2004 includes litigation costs of approximately $169,000 and $1.4 million, respectively, for settlement of prior inventory purchase commitments, the settlement of the Thomason v. Photon Dynamics lawsuit (See Note 10) and the legal expenses incurred as part of the settlement.

The loss from discontinued operations for the nine months ended June 30, 2003 includes a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million and a write-off of licensed technology of approximately $1.9 million. In addition to these charges, the loss from discontinued operations for the nine months ended June 30, 2003 includes impairment charges of approximately $15.1 million of goodwill, $2.9 million of purchased intangibles and $2.5 million of long-lived assets. These charges were recorded as a result of management’s assessment of indicators of impairment that existed prior to the Company’s formal decision to discontinue the operations of this segment in January 2003. Such impairment charges were recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and FAS 144.

The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	June 30, 2004	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$—	$104
Other current assets	871	1,268

Total assets	$871	$1,372

LIABILITIES
Current liabilities:
Accounts payable	$—	$102
Other current liabilities	628	819

Total current liabilities	628	921
Other liabilities	137	193

Total liabilities	$765	$1,114

Other current assets at June 30, 2004, include a receivable of approximately $663,000 against shares that are being held in escrow related to the IRSI acquisition and approximately $202,000 in security deposits on various leases.

Other current liabilities at June 30, 2004, include approximately $84,000 related to current operating lease obligations and approximately $537,000 related to potential vendor obligations. Other liabilities of approximately $137,000 relate entirely to non-current operating lease obligations. Lease obligations are to be paid out through December 2006.

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

	One-time Termination Benefits	Other Costs	Total
	(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2003	—	537	537
Cash expenditures	—	—	—
Adjustments to the liability	—	—	—

Balance at June 30, 2004	$—	$537	$537

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the results of the cathode ray tube display and high quality glass inspection products reporting segment for the three and nine months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenue	$—	$400	$—	$2,185
Cost of Revenue	—	2,989	—	4,235

Gross margin	—	(2,589)	—	(2,050)

Operating expenses:
Research and development	—	303	—	637
Selling, general and administrative (recovery of accounts receivable previously written off)	3	1,649	(32)	2,717
Impairment of purchased intangibles and fixed assets	31	488	65	488

Total operating expenses	34	2,440	33	3,842

Loss from discontinued operations	$(34)	$(5,029)	$(33)	$(5,892)

The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	June 30, 2004	September 30, 2003
	(in thousands)
ASSETS
Current assets:
Accounts receivable, net	$—	$31

LIABILITIES
Current liabilities:
Other current liabilities	$821	$1,046

Other current liabilities at June 30, 2004, include approximately $184,000 related to warranty obligations, approximately $287,000 related to operating lease obligations, approximately $309,000 related to a loan payable and approximately $41,000 in other accrued amounts. Lease obligations are to be paid out through March 2008. Future minimum lease payments, due by fiscal year are: $44,000 in fiscal 2004, $87,000 in fiscal 2005, $80,000 in fiscal 2006, $72,000 in fiscal 2007 and $4,000 in fiscal 2008.

The loan payable of approximately $309,000 relates to an advance from the National Research Council of Canada under a program for pre-commercialization assistance in the development of glass inspection technology. The Company is repaying this loan through June 2005.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-time Termination Benefits	Contract Termination Costs	Other Costs	Total
	(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,085)	(171)	(26)	(1,282)
Adjustments to the liability	—	—	50	50

Balance at September 30, 2003	31	600	35	666
Cash Expenditures	(31)	(130)	(35)	(196)

Balance at June 30, 2004	$—	$470	$—	$470

NOTE 4—Non-Recurring Acquisitions and Dispositions

Nine months ended June 30, 2004 dispositions

In May 2004, the Company sold all of its assets in Korea related to its TFT-LCD Backlight Inverter business to WOOYOUNG CO. LTD for approximately $481,000. The assets include inventory and production equipment for which the Company had previously recorded impairment charges, intellectual property and certain employees related to the inverter business. In the three months ended June 30, 2004, the Company recorded a gain on the transaction of approximately $419,000, which is included in “Interest income and other, net” in the Condensed Consolidated Statements of Operations.

Nine months ended June 30, 2004 acquisitions

In June 2004, the Company acquired from Quantum Composers, Inc., all of the assets of Quantum Composers related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair (the “Quantum Assets”). Quantum Composers designed and sold pulse generator and laser diagnostic systems and provided contract engineering and system design services to the laser industry. The purchase price was approximately $3.0 million, of which the Company paid $1.0 million up front and issued $2.0 million of non-interest bearing Notes Payable, due through June of 2007. In addition, the Company assumed approximately $156,000 of liabilities and incurred approximately $75,000 in acquisition-related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable tangible assets acquired consisted primarily of inventory. The funds used to purchase the Quantum Assets came out of the Company’s working capital.

Nine months ended June 30, 2003 acquisitions

In May 2003, the Company acquired all of the assets of Summit Imaging, Inc. related to the design and manufacture of “cooled” cameras for the Company (the “Summit Assets”). Summit Imaging designed and manufactured cooled cameras for the capital equipment industry. The purchase price was $1.5 million of cash. In addition, the Company assumed approximately $15,000 of liabilities and incurred approximately $130,000 in acquisition-related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable tangible assets acquired consisted primarily of inventory. The funds used to purchase the Summit Assets came out of the Company’s working capital.

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

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Purchase Price Allocation and Pro Forma Information

The acquisitions of Quantum Assets, Summit Assets and RTP Assets were accounted for under the purchase method of accounting. The purchase prices were allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their respective fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The value of the non-compete agreements was valued at the cash paid up front and the present value of the non-interest payments on the notes issued. The value attributed to the RTP backlog was related to purchase orders that had been received prior to the close of the acquisition, determined as the expected discounted cash flow resulting from the revenue related to the shipment of such orders, less normal profit margins.

The value of in-process research and development for all acquisitions was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, after the applicable closing date, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of in-process research and development has been included in the Company’s results of operations.

The Company applied discount factors to the projected cash flows of the acquired technology in order to determine the present value, based on discount rates with inherent risk and expected growth of the developed, core and in-process technologies. The discount rates used for the Quantum Assets were 75% for both the core and in-process technologies. The discount rates used for the Summit Assets were 50% and 60% for the core and in-process technologies, respectively. The discount rates used for the RTP Assets were 15%, 20% and 25% for the developed, core and in-process technologies, respectively.

A summary of the allocation of the initial purchase price is as follows:

	Quantum Assets	Summit Assets	RTP Assets
	(in thousands)
Acquired core technology	$640	$565	$3,764
Acquired developed technology	903	—	2,673
Backlog	—	—	557
Acquired in-process research and development	210	625	1,849
Non-compete agreement	958	199	—
Goodwill	—	106	7,386
Net fair value of acquired tangible assets and assumed liabilities	391	163	2,621

Total	$3,102	$1,658	$18,850

The acquired core technology and acquired developed technology associated with the Quantum Assets are being amortized over four years. The acquired core technology associated with the Summit Assets is being amortized over four years. The non-compete agreements from the Summit Assets and Quantum Assets are being amortized over two and three years, respectively. The RTP backlog was amortized to cost of sales at the time revenue was recognized for the related customer orders.

The purchase price for the Summit Assets and RTP Assets resulted in the recognition of goodwill. The primary factor contributing to the recognition of goodwill for Summit Assets was the ability to integrate a workforce with technical expertise. The primary factors contributing to the recognition of goodwill for the RTP Assets included 1) an increase in speed to market through acquisition of the business and associated products and technology, 2) the integration of a workforce with the technical expertise, and 3) a deeper penetration of the Company’s current customer base with a broader portfolio of products. The Company expects that the goodwill for both the Summit Assets and RTP Assets will be deductible for tax purposes in the United States.

The purchase price of the Quantum Assets resulted in the fair value of the identifiable assets acquired exceeding the cost of the acquired business by approximately $676,000. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations,” the values of the non-current assets acquired were reduced by a proportionate part of the excess to determine the assigned values.

The acquired core technology and acquired developed technology associated with the RTP Assets were partially written off and the goodwill associated with the RTP Assets was entirely written off as part of the impairment of intangibles and goodwill impairment

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

charges taken in the fourth quarter of fiscal 2003. The remaining acquired core technology and acquired developed technology amounts were written off in the three months ended December 31, 2003 as additional impairment charges. These additional impairment charges were a result of the continuing deterioration in business conditions that included emergence of alternative and competing technologies, shrinkage of the potential total market opportunity due to one of the primary potential customer’s decision to pursue an alternative technology and further softness in this particular sector of the market since September 30, 2003. Accordingly, the Company performed an impairment analysis for the remaining acquired intangible assets as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

The following pro-forma information presents the results of continuing operations of the Company for the nine months ended June 30, 2004 and 2003 as if the Quantum Assets, Summit Assets and RTP Assets had been acquired as of the beginning of the fiscal year of acquisition and the immediately preceding period. The pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future.

The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from these transactions. The unaudited pro forma information is as follows:

	Nine Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Total revenue	$92,554	$48,610
Net income (loss) from continuing operations	9,132	(10,023)
Net income (loss)	7,638	(54,670)
Pro forma income (loss) per share from continuing operations:
Basic	$0.55	$(0.63)
Diluted	$0.53	$(0.63)
Pro forma income (loss) loss per share:
Basic	$0.46	$(3.41)
Diluted	$0.45	$(3.41)

NOTE 5—Goodwill and Other Purchased Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended June 30, 2004, are as follows:

Total
(in thousands)
Balance as of September 30, 2003	$518
Adjustments to goodwill	300
Goodwill impairment charge	(665)

Balance as of June 30, 2004	$153

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

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Goodwill as of June 30, 2004 relates entirely to the Company’s purchase of assets from Summit Imaging.

Intangible Assets

Information regarding the Company’s intangible assets is as follows:

	Developed Technology	Core Technology	License Agreements	Non Compete Contract	Total
	(in thousands)
Balance as of September 30, 2003	$655	$2,082	$—	$157	$2,894
Acquired during the period	903	640	1,138	958	3,639
Amortization during the period	(66)	(183)	(95)	(72)	(416)
Impairment of purchased intangibles	(589)	(1,500)	—	—	(2,089)

Balance as of June 30, 2004	$903	$1,039	$1,043	$1,043	$4,028

During the three months ended March 31, 2004, the Company signed a Termination and Assignment Agreement (the “Agreement”) with Ishikawajima-Harima Heavy Industries (“IHI”), the Company’s value-added reseller of its flat panel display products in Japan. Under the terms of the Agreement, all prior existing agreements between IHI and the Company were terminated, including IHI’s rights to sell and support the Company’s flat panel display products on an exclusive basis in Japan. As part of this agreement IHI assigned to the Company the right to use all intellectual property rights associated with the Company’s products held by IHI, including any patents and patent applications associated with the intellectual property rights. Additionally, as part of this agreement, IHI has retained rights to purchase systems from the Company for resale to one particular customer in Japan for purchase orders issued from the customer to IHI prior to April 1, 2005. The Company paid to IHI $1.5 million, consisting of $339,000 for IHI’s remaining field spares inventory and $1.1 million for the aforementioned intellectual property rights and other intangible assets. These intangible assets are being amortized over three years, beginning in April 2004.

During the three months ended December 31, 2003, the Company recorded impairment charges of approximately $2.1 million related to the remaining portion of the acquired developed technology and core technology related to the Akcron and RTP reporting units. These charges have been reflected in the results of operations in the quarter ended December 31, 2003 (See Note 4).

NOTE 6—Derivative Financial Instruments

Photon Dynamics uses financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results. As of June 30, 2004, the Company had entered into certain derivative instruments to protect its anticipated foreign currency exposures with these derivative instruments having original maturities of up to sixteen months.

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

The Company’s international sales are primarily denominated in U.S. dollars. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. In fiscal 2003, the Company entered into certain transactions with forward sales contracts with critical terms designed to match those of the underlying exposure. The Company did not qualify these forward sales contracts as hedging instruments, as defined by FAS 133, and, as such, records the changes in the fair value of these derivatives immediately in “Interest

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

income and other, net” in the Company’s condensed consolidated statements of operations. At June 30, 2004 and 2003, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.9 million and $2.8 million, respectively, in foreign currencies, primarily Japanese Yen. The Company recorded a net gain of approximately $185,000 from changes in fair values of these foreign currency exchange contracts for the three month period ended June 30, 2004 and a net loss of approximately $23,000 from changes in fair values of these contracts for the nine month period ended June 30, 2004. Losses from changes in fair values for both the three and nine month periods ended June 30, 2003, were approximately $29,000. These gains and losses are included in “Interest income and other, net” in the condensed consolidated statements of operations. The fair value of these open contracts at June 30, 2004 and September 30, 2003 were approximately $231,000 and $208,000 respectively and are included in “Other current liabilities” in the condensed consolidated balance sheet.

NOTE 7—Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss)	$5,160	$(8,970)	$7,255	$(57,001)
Other comprehensive income (loss):
Change in unrealized gain on investments	(383)	(124)	(559)	(50)
Currency translation adjustments	153	(99)	54	(26)

Other comprehensive income (loss)	(230)	(223)	(505)	(76)

Total comprehensive income (loss)	$4,930	$(9,193)	$6,750	$(57,077)

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

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$5,425	$(3,363)	$8,749	$(12,354)
Net loss from discontinued operations	(265)	(5,607)	(1,494)	(44,647)

Net income (loss)	$5,160	$(8,970)	$7,255	$(57,001)

Denominator:
Weighted average common shares for basic net income (loss) per share	16,663	16,003	16,565	16,036
Weighted average employee stock options	408	—	576	—

Weighted average shares for diluted net income (loss) per share	17,071	16,003 (1)	17,141	16,036 (1)

Net income (loss) per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.33	$(0.21)	$0.53	$(0.77)
Net loss from discontinued operations	(0.02)	(0.35)	(0.09)	(2.78)

Net income (loss) per share	$0.31	$(0.56)	$0.44	$(3.55)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.32	$(0.21)	$0.51	$(0.77)
Net loss from discontinued operations	(0.02)	(0.35)	(0.09)	(2.78)

Net income (loss) per share	$0.30	$(0.56)	$0.42	$(3.55)

(1)	The effect of dilutive securities from employee stock options and warrants to purchase 493,562 and 445,111 shares of common stock for the three and nine month periods ended June 30, 2003 were not included in the computation of diluted net income (loss) per share as the effect is anti-dilutive due to net losses.

During the three and nine month periods ended June 30, 2004, options to purchase 272,322 and 233,923 shares, respectively, were not included in the computation of diluted net income (loss) per share because the exercise price was greater than the average market price of common shares for the respective periods. During the three and nine month periods ended June 30, 2003, options to purchase 834,374 and 1,103,799 shares, respectively, were not included in the computation of diluted net income (loss) per share because the exercise price was greater than the average market price of common shares for the respective periods.

NOTE 10—Commitments and Contingencies

Inventory Purchase Commitments

The Company’s open purchase commitments were approximately $40.0 million as of June 30, 2004. The majority of these purchase commitments relate to inventory purchases. The Company maintains certain open inventory purchase commitments with some of its suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability under these inventory purchase arrangements is generally restricted to purchase commitments over a forecasted time horizon as mutually agreed upon between the parties. The majority of these inventory purchase commitments are covered by confirmed customer orders.

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

Changes in the Company’s warranty liability during the nine month periods ended June 30, 2004 and 2003 were as follows:

	June 30, 2004	June 30, 2003
	(in thousands)
Beginning balance	$2,363	$2,383
Estimated warranty cost of new shipments during the period	4,030	1,458
Warranty charges during the period	(2,840)	(1,359)
Liability assumed as a result of the acquisition of the RTP Assets	—	150
Changes in liability for pre-existing warranties, including expirations	545	(364)

Ending balance	$4,098	$2,268

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Legal Proceedings

The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and defendants again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part the Company’s motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. The parties currently are engaged in discovery, and a court-mandated mediation session on July 30, 2004 did not resolve the case. No trial date has been set, although the Company expects the Court to set a trial date at the next Status Conference on August 19, 2004. The Company believes the plaintiff’s case is without merit and intends to defend this action vigorously. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation could have a material adverse effect on the Company’s financial condition or results of operations.

The Company has been named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, who previously was a third-party manufacturer of the Company, has asserted several causes of action arising out of the alleged nonperformance by the Company of the manufacturing outsourcing agreement between the Company and the plaintiff, and is seeking approximately $3.1 million in compensatory damages and punitive damages in a unknown amount. The Company responded to the complaint on March 19, 2004, by filing an answer and cross complaint seeking damages of at least $135,000. The Company amended its cross complaint on June 26, 2004. The parties are currently seeking to mediate this dispute. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition or results of operations.

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

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 11—Geographic Information

The Company sells its products directly to customers in Korea, Taiwan and Japan and through a value-added distributor, Ishikawajima-Harima Heavy Industries Co., Ltd., in Japan. For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles and are attributed to the geographic location in which they are located.

The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2004	2003		2004	2003
	(in thousands)
Revenue:
Korea	$20,901	$13,802		$44,884	$36,955
Taiwan	16,520	3,925		36,594	8,431
Japan	1,031	269		7,951	830

Total	$38,452	$17,996		$89,429	$46,216

Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2004	2003		2004	2003
Customer A	53%	75%		37%	56%
Customer B	*		*	10%	19%
Customer E	*	21%		13%	15%
Customer H	14%		*	*	*
Customer J	19%		*	*	*

*	Customer accounted for less than 10% for the period

Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	June 30, 2004	September 30, 2003
Customer A	62%	25%
Customer E	10%	*
Customer H	*	58%
Customer J	18%	*

*	Customer accounted for less than 10% for the period

Long-lived assets by geographical area are as follows:

	June 30, 2004	September 30, 2003
	(in thousands)
United States	$21,928	$14,284
Canada	2,194	1,240
Other	212	186

Total	$24,334	$15,710

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 12—Subsequent Events

In July 2003, the Company extended its bank the line of credit until July 2004. In July 2004, the line of credit was extended through September 2004. The line of credit has a $4.0 million borrowing capacity and is secured by substantially all of the Company’s assets and contains certain financial and other covenants. The Company has not made any drawings under this line as of June 30, 2004.

On August 6, 2004, the Company acquired from Tucson Optical Research Corporation (“TORC”), all of the assets of TORC related to the design and manufacture of pellicle products which are used in the Company’s modulators (the “TORC Assets”). The purchase price was approximately $1.2 million. The funds used to purchase the TORC Assets came out of the Company’s working capital.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results” in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

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

In view of continued deterioration in market opportunities that began in the fourth quarter of fiscal 2003, we have suspended operations in the low temperature poly-silicon (“LTPS”) technology and inverter markets. In our third quarter of fiscal 2004, we sold all assets related to the inverter business. Although we continue to support LTPS systems in the field with parts and service, we currently are not actively pursuing new business for systems, upgrades or enhancements for the foreseeable future.

Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear focus and direction in fiscal 2004 to strengthen our product and market position. Our fiscal 2004 strategic objectives are to build stronger customer partnerships and to enhance our operating performance. Our management team is focused on several imperatives to support these objectives:

•	Gross margin improvement: We have instituted supply chain management programs with all key suppliers to focus on volume purchase agreements. We have developed cost reduction programs focused at vertical integration of certain purchased assemblies, building certain subassemblies both with lower cost outside providers and lower cost in-house manufacturing. We have also established product quality programs focused at improving product reliability and reducing product warranty costs.

•	Production capacity expansion: We have moved into a new facility to increase our manufacturing capacity in response to increasing demand for our products. Our new facility provides a larger area to manufacture our larger Generation 6 and 7 products and we have been hiring additional staff to support increased production.

•	Asia localization: We continue to build up our Asia local management and customer support resources in order to meet our customers’ expectations of local product support and local engineering support.

•	Quality improvement: We are continuing to implement processes to drive product quality improvement and ease of use for our customers.

•	Vertical Integration: We have consolidated some of our core technology through vertical acquisition of key suppliers to reduce product costs, and continue to explore opportunities to further reduce product costs in this manner.

We moved into our new facility in our second fiscal quarter. We have increased our manufacturing operations staff in order to meet increased demand for our products. In the short-term, the incremental capacity of our new facilities has caused our manufacturing operations to be less efficient due to staff training and redundancy. This has caused certain delays in executing our cost reduction programs and has impacted our ability to increase our gross margins.

Acquisitions and Dispositions

We continue to make additional acquisitions of businesses with complementary products and technologies. In June 2004, we acquired from Quantum Composers, Inc., all of the assets of Quantum Composers related to the design and manufacture of laser assembly products for our repair product line. In May, 2003, we acquired all of the assets of Summit Imaging related to the design and manufacture of “cooled” cameras for us. Both of these acquisitions were to purchase technology that we use in our products, so that we are not dependent on these suppliers for providing this technology and related components used in our products. In November 2002, we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology. This LTPS technology expanded our flat panel display product offering.

We also continue to refine our strategic direction and, as a result, no longer have a need for certain acquired businesses and technologies. For example, in fiscal 2003 we exited the printed circuit board assembly inspection and cathode ray tube and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions, including Advanced Research Technologies Inc., Intelligent Reasoning Systems, Inc. and Image Processing Systems, Inc. have been sold or abandoned. In addition, in the first quarter of our fiscal 2004 we suspended operations in the LTPS technology and inverter markets.

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

Demand for active matrix liquid crystal display (“AMLCD”) products continues to grow. During 2003, demand for computer monitor displays and notebook demand resulted in Korean and Taiwanese flat panel display manufacturers investing heavily in

Generation 5 factories to keep pace with the demand for products (“Generations” refer to the size of the panels produced, with increasing generations being larger panels). In addition, 2003 signaled the start of AMLCD television mass production. During 2004, flat panel display manufacturers have increased their investments in Generation 6 factories and continue to move forward with plans for Generation 7 factories. Growth in the AMLCD television market is expected to continue to fuel the overall growth in the flat panel display market; however, lower panel prices are essential to stimulate demand. The next generation factories are being built to help reduce manufacturing cost to allow panel producers to achieve the proper panel pricing. However, there are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability. The adoption rate of television products is uncertain and will affect demand and overall market growth.

We believe continued growth in demand for AMLCD products will fuel investments in Generation 6 and 7 factories to keep pace and that inspection, test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services.

Backlog

Our backlog for unshipped system orders as of June 30, 2004, was approximately $92.8 million. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months and which are reasonably expected to be filled within that time frame. We received orders valued at $46.2 million in the three months ended June 30, 2004, $47.2 million in the three months ended March 31, 2004, and $42.1 million in the three months ended December 31, 2003. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

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

Our allowance for doubtful accounts was approximately $650,000 and $726,000 at June 30, 2004 and September 30, 2003. These balances each represent approximately 1% of fiscal 2003 revenues. Historically, losses due to bad customer debt in our flat panel display business have been immaterial and we expect that this will not change in the foreseeable future. However, if a single customer returned a product or was unable or unwilling to make payments, additional allowances may be required. Accordingly, inability of a single customer to make required payments could have a material adverse effect on our results of operations.

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

We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand inventory with our build forecast over the next twelve months on a part-by-part basis. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate write-downs to reflect the risk of obsolescence. This methodology is significantly affected by the usage assumption. Using a longer time period of estimated usage could result in reduced inventory adjustment requirements. Based on our past experience, we believe the twelve-month time period to best reflect the reasonable and relative obsolescence risks. If actual demand or usage were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required.

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

Our liability for warranty coverage was approximately $4.1 million and $2.3 million at June 30, 2004 and September 30, 2003. Should actual product failure rates, material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

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

We have recently recorded both goodwill and intangible impairment charges as part of our transition to a singular focus on our core business of developing yield management solutions for the flat panel display industry. In the fourth quarter of fiscal 2003, due to limited opportunities in the inverter market and uncertainty as to the adoption of LTPS technology, management performed an impairment analysis of the goodwill and intangible assets associated with our Akcron and RTP reporting units. As a result of this analysis, we recorded a goodwill impairment charge of $10.0 million and an intangible asset impairment charge of $3.5 million. As of December 2003, due to continued deterioration in the inverter market, management performed an impairment analysis of the remaining goodwill associated with Akcron and the remaining intangible assets associated with RTP and Akcron. As a result of this analysis, we recorded a goodwill impairment charge of approximately $365,000 and an intangible asset impairment charge of $2.1 million. These charges were reflected in our results of operations for the three months ended December 31, 2003. In October 2003, $1.7 million of the $2.0 million escrow related to the purchase of the RTP Assets was settled in our favor, and $300,000 was settled in favor of Intevac, resulting in an additional goodwill impairment charge in the three months ended December 31, 2003. Goodwill as of June 30, 2004, was approximately $153,000, related entirely to our purchase of assets from Summit Imaging. Intangible assets as of June 30, 2004 were approximately $4.0 million, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging, the assignment and license agreement signed with IHI in March 2004 and the purchase of Quantum Composers in June 2004.

Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in two significant litigation matters as of June 30, 2004, as described in Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q, in which the plaintiffs are collectively seeking a total of approximately $20.8 million. We have made our requisite assessments and accruals, as warranted, as of June 30, 2004. If either of these matters are not resolved in our favor, we could incur substantial charges that could materially and adversely affect our future operating results.

Results of Operations

Selected Financial Data

The percentage of net revenue represented by certain line items in our condensed consolidated statements of operations for the periods indicated, are set forth in the table below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	53.9	65.5	54.0	67.7

Gross margin	46.1	34.5	46.0	32.3

Operating expenses:
Research and development	20.9	35.1	22.3	35.1
Selling, general and administrative	12.0	17.6	14.7	21.7
Impairment of goodwill	—	—	0.8	—
Impairment of purchased intangibles	—	—	2.3	—
Impairment of fixed assets	—	—	0.3	—
Acquired in-process research and development	0.5	3.5	0.2	5.3
Amortization of intangible assets	0.4	2.3	0.5	2.2

Total operating expenses	33.8	58.5	41.1	64.3

Income (loss) from operations	12.3	(24.0)	4.9	(32.0)
Interest income and other, net	2.1	5.3	5.5	5.4

Income (loss) from continuing operations before income taxes	14.4	(18.7)	10.4	(26.6)
Provision for income taxes	0.3	0.0	0.6	0.1

Income (loss) from continuing operations	14.1	(18.7)	9.8	(26.7)
Loss from discontinued operations	(0.7)	(31.1)	(1.7)	(96.6)

Net income (loss)	13.4%	(49.8)%	8.1%	(123.3)%

Revenue

	Three Months Ended June 30,			Nine Months Ended June 30,
	(dollars in thousands)
	2004	Change	2003	2004	Change	2003
Revenue	$38,452	114%	$17,996	$89,429	94%	$46,216

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

Sales of our Generation 6 products represented 50% and 34% of revenue in the three and nine months ended June 30, 2004, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, we have historically experienced increases in our average selling prices (“ASPs”) of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 products have greater ASPs than previous generations. However, there is no assurance that we will be successful in achieving or sustaining these levels of increases on our Generation 6 and future generation products.

The increase in revenue in the three and nine months ended June 30, 2004, as compared to the same periods in the prior fiscal year was due to increased shipments of both our ArrayChecker and ArrayRepair products shipped. Sales of our ArrayChecker products represented approximately 84% and 82% of our total revenue for the three and nine month periods ended June 30, 2004, as compared to approximately 87% and 84% for the same periods in the prior fiscal year. Sales of our test products increased primarily due to the continued customer expansion of manufacturing capacity. Sales of our ArrayRepair products represented approximately 11% of our total revenue for both the three and nine month periods ended June 30, 2004, as compared to approximately 2% in both the same periods in the prior fiscal year. Sales of our repair products have increased partly in response to the larger glass size of Generation 6 and to expansion of customer manufacturing facilities. The cost of yield loss associated with large monitor or television panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields. We also experienced an increase in revenue related to the receipt of final customer acceptances following completed installation of our products over the same period in our prior fiscal year. Spare part sales represented approximately 3% and 5% of our total revenue for the three and nine month periods ended June 30, 2004, as compared to approximately 10% and 7% for the same periods in the prior fiscal year.

Sales of our rapid thermal processing products, which are based on the technology we acquired in November 2002, represented $651,000, or 2% and 1% of our revenue for the three and nine month periods ended June 30, 2004, respectively, and $159,000 and $3.6 million, or 1% and 8% of our revenue, in the three and nine month periods ended June 30, 2003, respectively. The revenue reported in 2004 represented an upgrade to an existing product and we do not expect sales of this product line to be a significant portion of revenue in the foreseeable future. While we continue to support systems in the field, we are not pursuing new business for this product offering.

Our international revenue is derived primarily from customers in Korea, Taiwan and Japan. International revenue represented 100% of our revenue in the three and nine month periods ended June 30, 2004 and 2003. For the nine month period ended June 30, 2004, revenue from Korea increased approximately $7.9 million, or 22%, revenue from Taiwan increased approximately $28.2 million, or 334%, and revenue from Japan increased approximately $7.1 million, or 858%, compared to the same period of the prior fiscal year.

We are experiencing a greater growth in sales of our ArrayRepair products in the fourth quarter of fiscal 2004 compared to the growth in sales of our ArrayChecker products. Consequently, we expect that our revenue will increase substantially in the fourth quarter of fiscal 2004 compared to the recently completed third quarter. As discussed below we believe that this shift in product mix will have a negative impact on our gross margin as a percentage of our revenue.

Gross Margin

	Three Months Ended June 30,			Nine Months Ended June 30,
	2004	Change	2003	2004	Change	2003
Gross Margin	46.1%	34%	34.5%	46.0%	42%	32.3%

In addition to the year over year improvement in gross margins, our gross margins improved in the current year from 45% in our first quarter to 46% in our second and third quarters. Our current-year gross margins reflect the benefits of:

•	The full manufacturing integration of the ArrayChecker high-speed cameras, acquired as part of our acquisition of assets from Summit Imaging in May 2003;

•	A more heavily weighted mix to our higher margin ArrayChecker systems;

•	A higher level of revenue recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered;

•	Improved manufacturing efficiencies resulting from a more stable design of our Generation 5 products, which were introduced in fiscal 2003.

•	Elimination of our use of a third-party contract manufacturer; and

•	Manufacturing cost reduction due to sourcing of certain raw materials and subassemblies in Asia.

These benefits were offset by:

•	Longer cycle times or inefficiencies brought about by the addition and training of a second manufacturing shift during our second quarter;

•	The first production build of our dual-camera ArrayChecker and our Generation 6 ArrayRepair systems; and

•	The temporary loss of capacity early in our second quarter caused by the move to our new facility.

We anticipate that our gross margins for our fourth quarter of fiscal 2004 will decline to 38-39% from our gross margins in our third quarter of fiscal 2004 of 46%, primarily due to a higher weighted product mix of lower-margin ArraySaver systems. However, we expect that as a result of our projected increase in revenue, our gross margin in absolute dollars for the fourth quarter of fiscal 2004 will not be negatively impacted despite this decrease in gross margin rate.

Key factors that may impact our future gross margins include:

•	Our revenue mix between higher margin ArrayChecker systems and lower margin ArrayRepair systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The challenges associated with our steep manufacturing ramp up, including gaining efficiencies or reducing manufacturing cycle times from a new manufacturing staff and costs associated with accelerating material procurement to support the ramp-up in production;

•	The inefficiencies of building new products;

•	Costs associated with the integration of Quantum Composers; and

•	Competitive pricing pressures, particularly in the array repair market.

For the nine months ended June 30, 2003, we experienced lower margins from end-of-life pricing on the ArrayChecker 2000 systems and certain manufacturing inefficiencies resulting from the delayed introduction of our ArrayChecker 3500 product. In addition, non-recurring charges related to the amortization of backlog acquired in our acquisition of rapid thermal processing backlog from Intevac, Inc. had a negative impact on gross margin of approximately 1% for the nine months ended June 30, 2003. Neither of these factors affected our operations for the three months ended June 30, 2003.

Research and Development

	Three Months Ended June 30,			Nine Months Ended June 30,
	(dollars in thousands)
	2004	Change	2003	2004	Change	2003
Expense	$8,031	27%	$6,313	$19,985	23%	$16,219
Percent of Revenue	20.9%		35.1%	22.3%		35.1%

Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. We increased our overall research and development spending in fiscal 2003 to support simultaneous development of Generation 5, 6 and 7 test and repair products, primarily related to higher spending on prototype materials and engineering headcount. This spending increased again through the first nine months of fiscal 2004 due to additional timing demands placed on both the ArrayTest and ArrayRepair Generation 6 and 7 product development groups, as well as our cell/module inspection systems group.

We expect our research and development expenses to be higher in absolute dollars during our fourth quarter of fiscal 2004 as we add the technical staff from our purchase of Quantum Composers and we continue to expand our research and development efforts to address three areas:

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

Selling, General and Administrative

	Three Months Ended June 30,			Nine Months Ended June 30,
	(dollars in Thousands)
	2004	Change	2003	2004	Change	2003
Expense	$4,594	45%	$3,176	$13,158	31%	$10,020
Percent of Revenue	12.0%		17.6%	14.7%		21.7%

Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, accounting, commissions, insurance, legal and other corporate expenses. The increase in selling, general and administrative expenses in absolute dollars was primarily attributed to increases in expenses related to corporate governance requirements, severance expenses, legal costs and increased headcount. We saw these expenses decline from approximately $4.6 million in our first fiscal quarter of 2004 to approximately $4.0 million in our second quarter. These expenses increased to approximately $4.6 million in our third quarter due to recruitment costs, the cost of certain key new hires and professional fees. We expect these expenses to remain relatively flat in absolute dollars in our fourth quarter.

Impairment of Goodwill, Purchased Intangibles and Fixed Assets

As discussed in the overview and critical accounting policies above, we have exited all business lines other than the flat panel display products market and within the flat panel display market we have suspended operations of the LTPS and inverter products. As a result, we determined that all of our goodwill and long-lived assets related to LTPS and inverter products we had made had been impaired, resulting in goodwill and intangible impairment charges of approximately $665,000 and $2.1 million, respectively, in our first fiscal quarter of 2004.

Acquired In-Process Research and Development

	Three Months Ended June 30,			Nine Months Ended June 30,
	(dollars in thousands)
	2004	Change	2003	2004	Change	2003
Expense	$210	(66)%	$625	$210	(92)%	$2,474
Percent of Revenue	0.5%		3.5%	0.2%		5.3%

In June 2004, we acquired from Quantum Composers all of the assets of Quantum Composers related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair. In May 2003, we acquired all of the assets of Summit Imaging related to the design and manufacture of “cooled” cameras for us. In November 2002, we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology. The purchase price of these acquisitions were allocated in accordance with FAS 141, “Business Combinations,” including in-process research and development charges of approximately $210,000, $625,000 and $1.8 million, respectively. These charges were expensed on the acquisition date as they represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

Acquired in-process research and development was identified and valued through interviews with executives of the companies from which the assets were acquired, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique we utilized in valuing in-process research and development. We discounted back to their present value projected incremental cash flows using discount rates of 30%, 25% and 50% for the Quantum Composers, Intevac technology and Summit Imaging asset purchases, respectively, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets.

In-process research and development related to Quantum Composers involves the design of the next generation laser cutting/ablation systems for our LCD panel repair products. At the time of acquisition, the project was approximately 75% complete, and is expected to be completed by the end of fiscal 2004. We expect to incur approximately $25,000 of additional expenditures to complete this development.

In-process research and development projects related to Intevac included a new transport system for more efficient handling of larger glass, redesign of the lamphouse for selective heating of the film and enhancement of low oxygen technology. These projects were substantially complete as of June 30, 2003.

In-process research and development related to Summit Imaging involved the design of the next generation cooled cameras for our ArrayChecker tools. This project was substantially complete as of September 30, 2003.

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

Amortization of Intangible Assets

	Three Months Ended June 30,			Nine Months Ended June 30,
	(dollars in thousands)
	2004	Change	2003	2004	Change	2003
Expense	$155	(62)%	$408	$416	(60)%	$1,035
Percent of Revenue	0.4%		2.3%	0.5%		2.2%

Through December 31, 2003, our identified intangible assets associated with the RTP Assets, Akcron and Summit Imaging acquisitions were being amortized over a two to five year period, commencing on the date of the acquisitions. As of December 31, 2003, all intangible assets associated with the RTP Assets and Akcron acquisitions had been written off. In March of 2004, we acquired additional intangible assets related to our termination and assignment agreement with Ishikawajima-Harima Heavy Industries. In June of 2004, we acquired certain intangible assets related to Quantum Composers. As a result, we expect amortization of existing intangibles to be approximately $330,000 per quarter through the second quarter of fiscal 2005. We then expect amortization of our existing intangibles to be approximately $307,000 in our third and fourth quarters of fiscal 2005. These estimates do not include any amounts that may be associated with our fourth-quarter purchase of Tucson Optical Research Corporation or for any acquisitions that may occur in fiscal 2005.

Interest Income and Other, Net

	Three Months Ended June 30,			Nine Months Ended June 30,
	(dollars in thousands)
	2004	Change	2003	2004	Change	2003
Income	$808	(15)%	$955	$4,943	98%	$2,496
Percent of Revenue	2.1%		5.3%	5.5%		5.4%

Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses, changes in the fair value of derivative financial instruments and other miscellaneous income and expense. The increase in “Interest income and other, net,” in the nine months ended June 30, 2004, as compared to the same period in prior year, was primarily attributable to the receipt of a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004, the terms of which were confidential. In addition, in May 2004, we sold all of our assets in Korea related to our TFT-LCD Backlight Inverter business for approximately $481,000. The assets include inventory and production equipment, intellectual property and certain employees related to the inverter business. In the three months ended June 30, 2004, we recorded a gain on the transaction of approximately $419,000. The decrease in “Interest income and other, net,” in the three months ended June 30, 2004, as compared to the same period in prior year, was primarily attributable to declining cash balances and the general decline in interest rates.

Provision for Income Taxes

The effective tax rates for the three and nine month periods ended June 30, 2004 were 2.4% and 6.0%, respectively while these effective rates were 0% and 0.4% in the same periods in the prior year. Our provision for income taxes for the nine months ended June 30, 2004 included a foreign withholding tax related to a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004. The effective tax rate in both periods of fiscal 2004 is lower than the statutory rate due primarily to tax benefits arising from net operating losses and primarily relate to alternative minimum taxes.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, amount of and access to tax loss carryforwards, expenses incurred in connection with acquisitions that are not deductible for tax purposes, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Loss from Discontinued Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	(in thousands)
	2004	2003	2004	2003
Loss	$(265)	$(5,607)	$(1,494)	$(44,647)

In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. The loss from discontinued operations related to the disposition of the printed circuit board assembly inspection business for the nine months ended June 30, 2004 included approximately $1.4 million in litigation costs for settlement of prior inventory purchase commitments and for settlement of a lawsuit brought by a former employee. The loss from discontinued operations for the nine months ended June 30, 2003 included a write-off of inventory of approximately $7.8 million, a write-off of accounts receivable of approximately $1.7 million, and write-off of licensed technology of approximately $1.9 million, and impairment charges of approximately $15.1 million of goodwill, approximately $2.9 million of purchased intangibles and approximately $2.5 million of long-lived assets. These charges were as a result of management’s assessment of indicators of impairment that existed prior to our formal decision to discontinue the operations of this segment. These impairment charges were recorded in accordance with the provisions of FAS 142 and FAS 144. In addition, the loss from discontinued operations for the nine months ended June 30, 2003 includes losses from operations that were incurred prior to the implementation of the plan to exit the business. We do not expect losses from the printed circuit board assembly inspection business to be material in the foreseeable future.

In June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. The loss from discontinued operations related to the disposition of the cathode ray tube display and high quality inspection business for the nine months ended June 30, 2003, included a write-off of inventory of approximately $2.0 million, a write-off of accounts receivable of approximately $460,000, and a write-off of operating leases of approximately $388,000 related to fixed assets. We do not expect losses from the cathode ray tube display and high quality glass inspection business to be material in the foreseeable future.

Liquidity and Capital Resources

We have historically financed our operating and capital resource requirements through a combination of cash flows from operations and public stock offerings. Our last significant external financing was in February 2002, when we sold common stock for net proceeds of approximately $107.0 million.

Our primary source of funds as of June 30, 2004 consisted of approximately $86.9 million in cash, cash equivalents and short-term investments. This amount represents a decrease of approximately $29.6 million from the September 30, 2003 balance of approximately $116.5 million.

Operating Activities

For the first nine months of fiscal 2004, cash used in operating activities from continuing operations was approximately $16.9 million, compared with approximately $4.4 million for the first nine months of fiscal 2003. Cash was provided by net income adjusted for non-cash related items. However, changes in assets and liabilities consumed approximately $32.1 million of cash, resulting in a net use of cash in operations. Working capital sources of cash, primarily a $15.3 million increase in accounts payable related primarily to inventory purchases, were more than offset by working capital uses of cash. The primary reductions in cash from changes in our working capital levels were: (a) an increase of approximately $32.1 million in our net accounts receivable, resulting primarily from sales increasing from approximately $21.0 million in the fourth quarter of fiscal 2003 to approximately $24.5 million, $26.5 million and $38.5 million in our first, second and third quarters of fiscal 2004, respectively and the timing of shipments in our third quarter; and (b) an increase of approximately $16.8 million in our net inventory, which increased as a result of our ramping up inventory in preparation for our fourth quarter build schedules.

We have moved into our new facility and in our second quarter we began increasing our operations staff in order to meet market demand and to gain market share. We also saw in our second and third fiscal quarters an increase in operating expenses and certain working capital items, such as inventory and accounts receivable during this ramp up period, which has caused our use of cash in operating activities to increase. We expect to continue to use cash in operating activities in our fourth quarter, but we expect that we will be able to fund these increasing operating expenses and changes in working capital components with our cash, cash equivalents and short-term investments. We expect that inventory levels will stabilize in our fiscal 2005 and that our use of cash in operations will decline.

Investing Activities

For the first nine months of fiscal 2004, cash provided by investing activities from continuing operations was approximately $17.9 million as compared to approximately $22.8 million for the nine months of fiscal 2003. Cash provided by investing activities was primarily the result of approximately $32.8 million of net redemptions of short-term investments. This was partially offset by the acquisition of substantially all of the assets of Quantum Composer for approximately $1.0 million and by approximately $12.5 million in capital expenditures, of which approximately $6.3 million was related to expenditures on leasehold improvements associated with our new facility in San Jose, California. Capital expenditures related to the facility move-in for leasehold improvements were substantially complete at March 31, 2004.

Financing Activities

For the first nine months of fiscal 2004, cash provided by financing activities was approximately $4.2 million as compared to approximately $14.3 million of cash used in financing activities in the first nine months of fiscal 2003. Cash provided by financing activities from continuing operations in fiscal 2004 was the result of stock option exercises by employees.

The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.

Contractual Obligations

The following table summarizes the approximate contractual obligations that we have at June 30, 2004. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Operating lease obligations	$17,864	$842	$2,906	$2,946	$2,625	$2,527	$6,018
Capital lease obligations	1	1	—	—	—	—	—
Purchase obligations	39,975	37,464	1,009	1,502	—	—	—

Total	$57,840	$38,307	$3,915	$4,448	$2,625	$2,527	$6,018

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

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply chain for key components. Our liability under these purchase arrangements is generally restricted to purchase commitments over a forecasted time horizon as mutually agreed upon between the parties and is reflected in “purchase obligations” in the table above. The majority of these purchase commitments are covered by confirmed customer orders.

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

Operating Activities of Discontinued Operations

Cash used in discontinued operations during the nine month period ended June 30, 2004 and 2003 is as follows:

	Nine Months Ended June 30,
	2004	2003
	(in thousands)
Printed circuit board business	$(1,224)	$(10,756)
Cathode ray tube display and high quality glass inspection business	(229)	(1,114)

Net cash used in discontinued operations	$(1,453)	$(11,870)

Cash used in discontinued operations in the nine month period ended June 30, 2004 consisted primarily of changes in working capital balances, payments for settlement of prior inventory purchase commitments, and the settlement a lawsuit.

Factors Affecting Operating Results

We have sustained losses and we may sustain losses in the future.

We reported net losses for each of the fiscal years ended September 30, 2003, 2002 and 2001. Although we reported profits in each of the first three quarters of fiscal 2004, and expect to report a profit in the fourth quarter of fiscal 2004, in the future, our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we are increasing our manufacturing capacity to meet increased demand for our products, and this is causing us to experience increased operating expenses. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to maintain our recently achieved profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

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

The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales of flat panel display products to our two largest customers collectively represented approximately 50% of our revenue, and each in excess of 10% of our total revenue, for the nine months ended June 30, 2004. Our two largest customers collectively accounted for approximately 75% of our total revenue, and each in excess of 10% of our total revenue, for the nine months ended June 30, 2003.

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

We may have difficulty integrating the businesses or assets we have acquired and may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. For example, in June 2004, we acquired from Quantum Composers, Inc., all of the assets of Quantum Composers related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair. In May, 2003, we acquired all of the assets of Summit Imaging related to the design and manufacture of “cooled” cameras for us. Both of these acquisitions were to purchase technology that we use in our products, so that we are not dependent on these suppliers for providing this technology and related components used in our products. In the future, we may make additional acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from either our past or future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

Historically, IHI has been a significant value-added reseller with respect to sales of our flat panel display products in Japan. In fiscal 2003, fiscal 2002 and fiscal 2001, 2%, 10% and 24% of our total revenue came from sales to IHI, respectively. In the nine months ended June 30, 2004 and 2003, IHI represented 7% and 2% of our total revenue, respectively. We renegotiated our agreement with IHI in February 2004, which will now sell and support our flat panel display products in a limited fashion in Japan in the future. If we are unable to support existing customers or develop new customers in Japan without IHI, our business will be harmed.

Our success depends in large part on the strength of the active matrix liquid crystal display in the flat panel display industry.

While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. In fiscal 2003 and the nine months ended June 30, 2004, we derived 100% of our revenue from sales of flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business.

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

Future changes in accounting and taxation standards or practices

A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements and taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the FASB has announced, proposals to change generally accepted accounting principles in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings.

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

As of June 30, 2004 and September 30, 2003, we had forward exchange contracts to sell approximately $2.9 million and $2.8 million, respectively, in foreign currency in order to hedge certain anticipated foreign currency denominated transactions expected to occur during the next year. None of these contracts were held for trading purposes. Details of these securities is included in Note 6 of our “Notes to Condensed Consolidated Financial Statements” included under Part I, Item 1. “Financial Statements.” Gains and losses on these contracts are recognized in income.

Our forward exchange contracts are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the contracts from the rates at June 30, 2004 would decrease the fair value of the contracts by approximately $344,000.

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

Our exposure to market risk relates primarily to interest rate fluctuations in connection with our cash and cash equivalents and short-term investment portfolios. We enter into financial instruments for non-trading purposes and do not have derivative financial instruments in our portfolio. The following tables present principal amounts and related weighted average interest rates by year of maturity for our short-term investment portfolio, substantially all of which is held in U.S. dollars, as of June 30, 2004 and September 30, 2003, respectively:

June 30, 2004	2004	2005	2006	2007	2008	Total	Fair Value
	(dollars in thousands)
Cash equivalents (variable rate)	$22,138	—	—	—	—	$22,138	$22,138
Average interest rate	0.58%
Short-term investments (variable rate)	$28,900	—	—	—	—	$28,900	$28,900
Average interest rate	1.41%
Short-term investments (fixed rate)	$—	$36,226	—	—	—	$36,226	$35,857
Average interest rate		2.03%

September 30, 2003	2004	2005	2006	2007	2008	Total	Fair Value
	(dollars in thousands)
Cash equivalents (variable rate)	$18,305	—	—	—	—	$18,305	$18,305
Average interest rate	0.63%
Short-term investments (variable rate)	$53,750	—	—	—	—	$53,750	$53,750
Average interest rate	1.17%
Short-term investments (fixed rate)	$—	$44,224	—	—	—	$44,224	$44,414
Average interest rate		2.63%

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter ended June 30, 2004, we did add additional personnel to further strengthen our team.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Photon Dynamics and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and we again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part our motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. The parties currently are engaged in discovery, and a court-mandated mediation session on July 30, 2004 did not resolve the case. No trial date has been set, although we expect the Court to set a trial date at the next Status Conference on August 19, 2004. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation could have a material adverse effect on our financial condition or results of operations.

We have been named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, who previously was a third-party manufacturer of Photon Dynamics, has asserted several causes of action arising out of our alleged nonperformance of our manufacturing outsourcing agreement with the plaintiff and is seeking approximately $3.1 million in compensatory damages and punitive damages in a unknown amount. We responded to the complaint on March 19, 2004, by filing an answer and cross complaint seeking damages of at least $135,000. We amended our cross complaint on June 26, 2004. The parties are currently seeking to mediate this dispute. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation would not have a material adverse effect on our financial condition or results of operations.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

In June, 2004, Mark Merrill was appointed our new Vice President of Marketing.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.37	Confidential Mutual Settlement Agreement and Mutual General Release of All Claims, dated April 22, 2004, between Photon Dynamics, Inc. and Robert L. Thomason, et. al

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.
(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.
*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

On April 28, 2004, we furnished a Current Report on Form 8-K, furnishing under item 12 the press release announcing our preliminary results for the quarter ended March 31, 2004, which press release includes our condensed consolidated balance sheets and statements of operations for the periods presented.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ RICHARD OKUMOTO
Richard Okumoto Chief Financial Officer and Secretary (Duly authorized and principal financial and accounting officer)

Dated: August 16, 2004

Exhibit Index

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.37	Confidential Mutual Settlement Agreement and Mutual General Release of All Claims, dated April 22, 2004, between Photon Dynamics, Inc. and Robert L. Thomason, et. al.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.
(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.
*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.