Form 10-K/A
period 2004-09-30
PHOTON DYNAMICS INC
filed 2005-01-28
CIK 1002663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on December 14, 2004, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on December 22, 2004, solely for the purpose of amending the disclosures in Part III, Items 10, 12 and 14; no other information included in the Annual Report on Form 10-K is amended by this Amendment No. 2 on Form 10-K/A.

     In addition, we have filed the following exhibits herewith:

     31.1       Certification required by Rule 13a-14(a) or Rule 15d-14(a)

     31.2       Certification required by Rule 13a-14(a) or Rule 15d-14(a)

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to Directors and Executive Officers may be found under the caption “Executive Officers of the Registrant” at the end of Item 1 of this Annual Report on Form 10-K, and in the section entitled “Proposal 1 — Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference. Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Security Ownership of Certain Beneficial Owners and Management — Section 16(A) Beneficial Ownership Reporting Compliance” and “Proposal 1 — Election of Directors — Code of Business Conduct and Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 2 — Approval of the Photon Dynamics, Inc. 2005 Equity Incentive Plan — Equity Compensation Plan Information.”

Item 14. Principal Accounting Fees and Services

     The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 5 — Ratification of Selection of Independent Registered Public Accounting Firm.”

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements and other than those services that are normally provided in connection with statutory and regulatory filings or engagements. In the period covered by this report, our Audit Committee pre-approved the following non-audit services rendered, currently being rendered, or to be rendered, to us by Ernst & Young LLP:

•	consultations relating to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002;

•	tax services in connection with a Section 382 Study;

•	services, which shall not include “legal services”, in connection with the dissolution of the subsidiary in Shanghai, China;

•	tax services in connection with ex-patriot work;

•	preparation of certain foreign tax returns, and tax advice in preparing for and in connection therewith; and

•	accounting advice on the proper recording of various transactions entered into, or to be entered into, by us.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

	By:	/s/ JEFFREY A. HAWTHORNE

Jeffrey A. Hawthorne
President and Chief Executive Officer

Dated: January 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
By: /s/ JEFFREY A. HAWTHORNE Jeffrey A. Hawthorne	President and Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2005

By: /s/ RICHARD OKUMOTO Richard Okumoto	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 28, 2005

By: * Malcolm Thompson	Chairman of the Board and Directors	January 28, 2005

By: * Michael J. Kim	Director	January 28, 2005

By: * E. Floyd Kvamme	Director	January 28, 2005

*By: /s/ JEFFREY A. HAWTHORNE Jeffrey A. Hawthorne Attorney-In-Fact		January 28, 2005

EXHIBIT INDEX

Number	Exhibit
2.3(E)	Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.

3.1(H)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(C)	Bylaws of the Registrant and amendments thereto.

3.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1(A)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.

10.2(A)*	1987 Stock Option Plan and Form of Stock Option Agreement.

10.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.

10.3.2(H)	First Amendment to Lease between Mission West Properties, L.P. II and the Registrant dated December 7, 2001.

10.8(M)*	Offer Letter between the Registrant and Elwood Spedden dated February 4, 2003.

10.9(D)*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated October 15, 1995.

10.10(P)	Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc., dated May 21, 1999.

10.11(P)	First Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.

10.12(P)	Second Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.

10.13(F)	Agreement for Purchase and Sale of Commercial Property between the Registrant and Integrated Power Chip Corporation dated February 12, 2001.

10.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.

10.16(P)	Series E Stock Purchase Warrant for Leader Technologies LTD, dated March 1, 2000.

10.17(I)	Manufacturing Services Agreement, dated as of December 10, 2001 by and between the Registrant and Sanmina-SCI Corporation.

10.18(H)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.

10.19(H)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.

10.20(L)*	Amended and Restated 1995 Stock Option Plan, as amended.

Number	Exhibit
10.20.1(W)*	Form of Stock Option Agreement under 1995 Stock Option Plan, as amended.

10.21(L)*	1995 Employee Stock Purchase Plan, as amended.

10.22(M)*	2001 Equity Incentive Plan, as amended.

10.22.1(W)*	Form of Stock Option Agreement under 2001 Equity Incentive Plan, as amended.

10.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.

10.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.

10.26(V)	Third Amendment to Lease Agreement between the Registrant and Mission West Properties L.P. II dated as of August 2003.

10.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003.

10.30(V)*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.

10.31(V)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.

10.33(S)*	Separation Agreement, dated December 4, 2003, between Elwood Spedden and Photon Dynamics, Inc.

10.34(S)	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira.

10.35(T)*	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.

10.36(T)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.

10.37(U)	Confidential Mutual Settlement Agreement and Mutual General Release of All Claims, dated April 22, 2004, between Photon Dynamics, Inc. and Robert L. Thomason, et. al.

10.38(W)*	Offer Letter between the Registrant and Mark Merrill dated April 27, 2004.

10.39(W)*	Executive Officer Bonus Compensation Plan.

10.40(W)*	Outside Director Cash Compensation Arrangement.

21.1(W)	Subsidiaries of the Registrant.

23.1(W)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1(W)	Power of Attorney (included on the signature pages hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1(W)**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.

(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(D)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 as filed with the SEC on October 27, 1999, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2001, and incorporated herein by reference.

(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the SEC on May 4, 2001, and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on January 24, 2001, and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A as filed with the SEC on July 29, 2002, and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117021) as filed with the SEC on June 30, 2004, and incorporated herein by reference.

(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.

(N)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.

(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.

(P)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC on December 6, 2001, and incorporated herein by reference.

(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the SEC on December 11, 2002, and incorporated herein by reference.

(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 as filed with SEC on August 14, 2003, and incorporated herein by reference.

(S)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2003 as filed with SEC on February 17, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.34.

(T)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2004 as filed with SEC on May 14, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.36.

(U)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2004 as filed with SEC on August 16, 2004, and incorporated herein by reference. Confidential treatment has been requested for portions of this exhibit.

(V)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC on December 24, 2003, and incorporated herein by reference.

(W)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as amended, originally filed with the SEC on December 14, 2004, and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.