Form 10-Q
period 2004-12-31
PHOTON DYNAMICS INC
filed 2005-02-09
CIK 1002663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of January 31, 2005, there were 16,914,002 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2004	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,487	$25,483
Short-term investments	64,932	58,672
Accounts receivable, net	35,826	58,341
Inventories	33,708	31,716
Other current assets	4,337	4,536

Total current assets	173,290	178,748
Land, property and equipment, net	20,235	20,337
Other assets	4,510	3,909
Intangible assets, net	4,356	4,753
Goodwill	153	153

Total assets	$202,544	$207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,959	$18,485
Warranty	6,231	6,194
Other current liabilities	10,895	10,260
Deferred gross margin	9,878	10,104

Total current liabilities	38,963	45,043
Other liabilities	1,512	1,528
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	286,324	285,790
Accumulated deficit	(124,574)	(124,808)
Accumulated other comprehensive income	319	347

Total shareholders’ equity	162,069	161,329

Total liabilities and shareholders’ equity	$202,544	$207,900

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
	(in thousands, except
	per share data)
Net revenue	$36,356	$24,499
Cost of revenue	22,781	13,412

Gross margin	13,575	11,087

Operating expenses:
Research and development	9,470	5,810
Selling, general and administrative	4,684	4,598
Amortization of intangible assets	397	201
Goodwill impairment charge	—	665
Impairment of purchased intangibles	—	2,089
Impairment of fixed assets	—	234

Total operating expenses	14,551	13,597

Loss from operations	(976)	(2,510)
Interest income and other, net	1,255	3,781

Income from continuing operations before income taxes and discontinued operations	279	1,271
Provision for income taxes	39	362

Income from continuing operations before discontinued operations	240	909
Income (loss) from discontinued operations	(6)	47

Net income	$234	$956

Income per share from continuing operations:
Basic	$0.01	$0.06

Diluted	$0.01	$0.05

Income (loss) per share from discontinued operations:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Net income per share:
Basic	$0.01	$0.06

Diluted	$0.01	$0.06

Weighted average number of shares:
Basic	16,872	16,461
Diluted	17,009	17,174

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income from continuing operations	$240	$909
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	1,024	1,020
Amortization of intangible assets	397	201
Impairment of goodwill	—	665
Impairment of purchased intangibles and fixed assets	—	2,323
Stock ownership expense	35	—
Accretion of non-interest bearing notes payable	19	—
Changes in assets and liabilities:
Accounts receivable	22,515	(5,009)
Inventories	(1,990)	(709)
Other current assets	268	2,417
Other assets	(601)	(407)
Accounts payable	(6,526)	413
Other current liabilities	526	(852)
Deferred gross margin	(226)	(1,088)
Other liabilities	(16)	(53)

Net cash provided by (used in) operating activities from continuing operations	15,665	(170)
Net cash provided by operating activities from discontinued operations	50	653

Net cash provided by operating activities	15,715	483

Cash flows from investing activities:
Purchase of property and equipment	(922)	(5,402)
Purchase of short-term investments	(17,244)	(143,149)
Redemption of short-term investments	10,828	143,963

Net cash used in investing activities from continuing operations	(7,338)	(4,588)

Cash flows from financing activities:
Issuance of common stock	499	1,360

Net cash provided by financing activities from continuing operations	499	1,360

Effect of exchange rate changes on cash and cash equivalents	128	(147)

Net increase (decrease) in cash and cash equivalents from continuing operations	8,954	(3,545)
Net increase in cash and cash equivalents from discontinued operations	50	653

Net increase (decrease) in cash and cash equivalents	9,004	(2,892)
Cash and cash equivalents at beginning of period	25,483	18,305

Cash and cash equivalents at end of period	$34,487	$15,413

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation and Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.

     These financial statements and notes should be read in conjunction with “Item 8, Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the Securities and Exchange Commission on December 14, 2004. Operating results for the three months ended December 31, 2004, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2005.

     The condensed consolidated balance sheet as of September 30, 2004 is derived from the Company’s audited consolidated financial statements as of September 30, 2004, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

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

     Management Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the allowance for doubtful accounts, inventory write-downs, warranty accruals, impairment of goodwill, other acquired intangible assets and long-lived assets, acquired in-process research and development and litigation and contingency assessments.

     Fair Value of Financial Instruments. The Company evaluates the estimated fair value of financial instruments using available market information and certain valuation methodologies. The use of different market information and/or estimation techniques could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximates the carrying amounts due to the relatively short maturity of these items.

     Inventories. Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or market. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors. Photon Dynamics reviews the appropriate valuation of its inventories on a quarterly basis. If actual demand were to decline below the Company’s forecasts, the Company may or would need to record additional inventory write-downs.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Concentration of Credit and Other Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of available for sale securities, trade accounts receivable and, for the quarter ended December 31, 2003, derivative financial instruments used to mitigate the effect of exchange rate changes.

     The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.

     The Company’s customers are located in Korea, Taiwan, Japan and China. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $11.5 million of revenue that was recognized in the first quarter of fiscal 2005 was invoiced in Japanese Yen. The Company believes its credit evaluation prior to shipment and subsequent monitoring of customer status mitigates its credit risk.

     The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions, and to date, no such counterparty has failed to meet its financial obligations to the Company. Photon Dynamics does not anticipate nonperformance by these counterparties. The Company had no outstanding foreign exchange forward contracts at December 31, 2004 or September 30, 2004.

     The Company’s products include certain components that are currently purchased from a single vendor. The Company believes that other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate inventory of critical single-sourced components.

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

     Terms and conditions of the Company’s sale of products to its value-added reseller are generally consistent with terms and conditions offered to other customers and title typically transfers to the value-added reseller upon shipment. The Company does not grant any rights of return, stock rotation or price protection for its product sales to its value-added reseller. Accordingly, sales transactions with the value-added reseller, consisting of $0 and $6.0 million in the three month period ending December 31, 2004 and 2003, respectively, are recorded in accordance with the policy stated above.

     The Company records a provision based on historical rates for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue.

     The Company’s products are subject to warranty and such estimated costs are provided for in costs of sales when product revenue is recognized. Installation is not essential to the functionality of the products as this service does not alter the product capabilities, does not require specialized skills or tools and can be performed by other vendors.

     Shipping Costs. The Company’s shipping and handling costs are included under cost of sales for all periods presented. In those instances where the Company charges its customers for shipping and handling, the amounts billed are classified as revenue.

     Research and Development Cost. Costs to develop the Company’s products, which include both hardware and software components are expensed as incurred. Software incorporated in the Company’s products is an integral part of the overall product

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

design process and costs to develop software, which is deemed to be incidental, are not tracked separately. The Company does not sell or market any software product on a standalone basis.

     Interest Income. Interest income was approximately $378,000 and $474,000 for the three months ended December 31, 2004 and 2003, respectively.

     Stock-Based Compensation Plans. The Company accounts for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by SFAS No. 148, ‘Accounting for Stock-based Compensation – Transition and disclosure’ and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions:

	Three Months Ended
	December 31,
	2004	2003
Stock option plan:
Expected stock price volatility	0.72	0.92
Risk free interest rate	2.89%	2.46%
Expected life of options (years)	5.5	5.3
Stock purchase plan:
Expected stock price volatility	0.80	0.96
Risk free interest rate	1.70%	2.13%
Expected life of plan (years)	1.6	2.0

     FAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock option and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such Company options.

     For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information for the three months ended December 31, 2004 and 2003 is as follows:

	Three Months Ended
	December 31,
	2004	2003
	(in thousands, except
	per share data)
Net income – as reported	$234	$956
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,935)	(1,936)

Net loss – pro forma	$(1,701)	$(980)

Basic net income per share – as reported	$0.01	$0.06
Diluted net income per share – as reported	$0.01	$0.06
Basic net loss per share – pro forma	$(0.10)	$(0.06)
Diluted net loss per share – pro forma	$(0.10)	$(0.06)

     Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the fourth quarter of fiscal 2005. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s results of operations and financial condition. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have material impact on the Company’s consolidated results of operations, financial position or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB staff position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-01 and is expected to end when new guidance is issued and comes into effect. Adoption of this consensus is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2—Financial Statement Components

	December 31,	September 30,
	2004	2004
	(in thousands)
Accounts receivable:
Accounts receivable, gross	$36,322	$58,838
Allowance for doubtful accounts	(496)	(497)

Total	$35,826	$58,341

Inventories:
Raw materials	$18,650	$15,529
Work-in-process	14,354	15,046
Finished goods	704	1,141

Total	$33,708	$31,716

Other current liabilities:
Compensation	$3,958	$3,984
Obligation to a manufacturing subcontractor in connection with inventory purchases	623	623
Accrued closing costs associated with discontinued operations	443	449
Notes Payable	1,508	1,534
Other accrued expenses	4,363	3,670

Total	$10,895	$10,260

Accumulated other comprehensive income:
Foreign currency translation adjustments	$661	$533
Unrealized gains on available for sale securities	(342)	(186)

Total	$319	$347

NOTE 3—Discontinued Operations

Printed Circuit Board Assembly Inspection Business

     The Company formerly had a business which sold printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit this business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented. As of December 31, 2004, the Company is attempting to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any additional costs associated with this discontinued operation.

     The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment for the three months ended December 31, 2004 and 2003:

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Revenue	$—	$83
Cost of revenue	—	9

Gross margin	—	74

Operating expenses:
Selling, general and administrative	4	62

Total operating expenses	4	62

Income (loss) from discontinued operations	$(4)	$12

     The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	September 30,
	2004	2004
	(in thousands)
ASSETS
Current assets:
Other current assets	$977	$908

Total assets	$977	$908

LIABILITIES
Current liabilities:
Accounts payable	$5	$5
Other current liabilities	707	707

Total current liabilities	712	712
Other liabilities	96	113

Total liabilities	$808	$825

     Other current assets at December 31, 2004, include a receivable of approximately $801,000 against shares that are being held in escrow related to the Company’s acquisition of Intelligent Reasoning Systems, Inc., and $175,000 in security deposits on various leases.

     Other current liabilities at December 31, 2004, include approximately $79,000 related to current operating lease obligations, approximately $90,000 related to accrued legal costs and approximately $537,000 related to potential vendor obligations. Other liabilities of approximately $96,000 relate entirely to non-current operating lease obligations. These lease obligations are to be paid out through December of 2006.

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

	One-time
	Termination
	Benefits	Other Costs	Total
	(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2004	—	537	537
Cash expenditures	—	—	—
Adjustments to the liability	—	—	—

Balance at December 31, 2004	$—	$537	$537

     The balance of $537,000 remaining at December 31, 2004, consists primarily of potential vendor obligations that the Company is currently negotiating.

Cathode Ray Tube Display and High Quality Glass Inspection Business

     The Company formerly had a business which sold cathode ray tube display and high quality glass inspection products. In June 2003, the Company implemented a plan to exit this business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented and the Company now conducts business in one segment, the manufacture and servicing of flat panel display products.

     The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment for the three months ended December 31, 2004 and 2003:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months
	Ended
	December 31,
	2004	2003
	(in thousands)
Selling, general and administrative	$2	$35
Impairment of purchased intangibles and fixed assets	—	(70)

Total operating expenses	2	(35)

Income (loss) from discontinued operations	$(2)	$35

     The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	December 31,	September 30,
	2004	2004
	(in thousands)
LIABILITIES
Current liabilities:	$782	$797

Other current liabilities	$782	$797

     Other current liabilities at December 31, 2004, include approximately $201,000 related to warranty obligations, approximately $242,000 related to operating lease obligations and approximately $339,000 related to a loan payable. Lease obligations are to be paid out through March of 2008.

     In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-time	Contract
	Termination	Termination
	Benefits	Costs	Other Costs	Total
	(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,116)	(322)	(61)	(1,499)
Adjustments to the liability	—	—	50	50

Balance at September 30, 2004	—	449	—	449
Cash expenditures	—	(6)	—	(6)

Balance at December 31, 2004	$—	$443	$—	$443

     Future minimum lease payments, due by fiscal year are approximately: $77,000 in fiscal 2005, $83,000 in fiscal 2006, $76,000 in fiscal 2007 and $6,000 in fiscal 2008.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—Goodwill and Other Purchased Intangible Assets

Goodwill

     The carrying value of goodwill was approximately $153,000 at both December 31, 2004 and September 30, 2004. There were no additions or adjustments to goodwill during the three months ended December 31, 2004. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company performed its annual impairment test during the three months ended September 30, 2004 and concluded there was no impairment of goodwill. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2004.

     During the three months ended December 31, 2003, the Company recorded approximately $665,000 in goodwill impairment charges. This impairment charge included charges associated with the Company’s RTP and Akcron reporting units of $300,000 and $365,000, respectively. The RTP reporting unit consists of rapid thermal processing technology. The Akcron reporting unit consists of thin film transistor liquid crystal display (“TFT-LCD”) backlight inverter technology.

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

     During the three months ended December 31, 2003, the Company recorded a goodwill impairment charge of approximately $365,000 under the provisions of FAS 142, representing the remaining goodwill associated with its Akcron reporting unit. This impairment charge was a result of the continuing softness in the inverter market during the three month period ended December 31, 2003. Accordingly the Company performed an impairment analysis for the remaining acquired intangible assets as required by FAS 144.

     Goodwill of $153,000 as of December 31, 2004 relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.

Intangible Assets

     Information regarding the Company’s intangible assets is as follows:

				Non
	Developed		License	Compete
	Technology	Core Technology	Agreement	Contract	Total
	(in thousands)
Balance as of September 30, 2004	$932	$2,109	$949	$763	$4,753
Amortization during the period	(63)	(150)	(95)	(89)	(397)

Balance as of December 31, 2004	$869	$1,959	$854	$674	$4,356

     During the three months ended December 31, 2003, the Company recorded impairment charges of approximately $2.1 million related to the remaining portion of the acquired developed technology and core technology related to the Akcron and RTP reporting units. These charges have been reflected in the results of operations in the quarter ended December 31, 2003.

     Based on intangible assets recorded at December 31, 2004, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense relating to intangible assets at December 31, 2004 is approximately $1.1 million, $1.5 million, $1.2 million and $558,000 in fiscal 2005 through 2008, respectively.

     In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case the Company may be required to record additional impairment charges for these assets.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5—Derivative Financial Instruments

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

     The Company’s international sales are primarily denominated in U.S. dollars although approximately $11.5 million of revenue that was recognized in the first quarter of fiscal 2005 was invoiced in Japanese Yen. For foreign currency denominated sales; however, the volatility of the foreign currency markets could impact the Company’s margin. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. The Company records the mark-to-market change in fair value of its derivative instruments within “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. The Company did not have any forward sales contracts at December 31, 2004. At December 31, 2003, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. The Company did not qualify these forward sales contract as hedging instruments, as defined by FAS 133, and, as such, recorded the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Condensed Consolidated Statements of Operations. The Company recorded a net gain of approximately $0 and $208,000, respectively, in the first quarter of fiscal year 2005 and 2004. These gains are included in “Interest income and other, net” in the Condensed Consolidated Statements of Operations. The fair value of these open contracts at December 31, 2004 and 2003 were approximately $0 and $329,000, respectively, and were included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 6—Comprehensive Income

     The components of comprehensive income (loss) were as follows:

	Three Months
	Ended
	December 31,
	2004	2003
	(in thousands)
Net income	$234	$956
Other comprehensive loss:
Net change in unrealized gain on investments	(156)	(130)
Change in foreign currency translation	128	(147)

Other comprehensive loss	(28)	(277)

Total comprehensive income	$206	$679

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7—Net Income Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to give effect to all dilutive potential common shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2004	2003
	(in thousands, except
	per share data)
Numerator:
Net income from continuing operations before discontinued operations	$240	$909
Net income (loss) from discontinued operations	(6)	47

Net income	$234	$956

Denominator:
Weighted average shares for basic net income per share	16,872	16,461
Effect of dilutive securities: Employee stock options	137	713

Weighted average shares for diluted net income per share	17,009	17,174

Earnings per share:
Basic net income per share:
Net income from continuing operations	$0.01	$0.06
Net income (loss) from discontinued operations	0.00	0.00

Net income per share	$0.01	$0.06

Diluted net income per share:
Net income from continuing operations	$0.01	$0.05
Net income (loss) from discontinued operations	0.00	0.00

Net income per share	$0.01	$0.06

     During the three month periods ended December 31, 2004 and 2003, options to purchase 1,236,827 and 175,815 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.

NOTE 8—Commitments and Contingencies

Purchase Agreements

     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $25.6 million as of December 31, 2004 and $27.3 million as of September 30, 2004.

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

     Changes in the Company’s product liability during the three month periods ended December 31, 2004 and 2003, were as follows:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Beginning balance	$6,194	$2,363
Estimated warranty cost of new shipments during the period	1,500	960
Warranty costs during the period	(1,538)	(906)
Changes in liability for pre-existing warranties, including expirations	75	423

Ending balance	$6,231	$2,840

Legal Proceedings

     The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and defendants again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part the Company’s motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. Defendants have filed a motion for summary judgment, which is set for hearing on April 5, 2005, and a trial, if necessary, is scheduled to begin on May 2, 2005. Discovery is ongoing. The Company believes the plaintiff’s case is without merit and it intends to defend this action vigorously. The Company cannot predict the outcome of this litigation and no provision or liability has been recorded in the accompanying condensed consolidated financial statement should the outcome of this matter be adverse to the Company. The Company believes that an adverse judgment in this litigation could be material and could have an adverse effect on the Company’s financial condition, results of operations or cash flows.

     The Company has been named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, who previously was a third-party manufacturer of the Company, has asserted several causes of action arising out of the alleged nonperformance by the Company of the manufacturing outsourcing agreement between the Company and the plaintiff, and is seeking approximately $3.1 million in compensatory damages and punitive damages in a unknown amount. The Company responded to the complaint on March 19, 2004, by filing an answer and cross complaint seeking damages of at least $135,000. The Company amended its cross complaint on June 26, 2004. The parties attempted to mediate this dispute, which attempt was not successful. The parties are currently engaged in discovery. Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

     The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH, filed on May 28, 2002 in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company was alleging infringement of a U.S. Patent owned by it and was seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against the Company alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against the Company, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. On October 16, 2003, the parties to the litigation settled all litigation between them regarding US Patent 5,081,687, US Reissue Patent No.37,847, and Japanese Patent 3292990. Pursuant to the settlement agreement between the parties, Shimadzu Corporation, companies affiliated with Shimadzu, and customers of Shimadzu are irrevocably licensed world-wide under US Patent 5,081,687, US Reissue Patent No. 37,847, Japanese Patent 3292990 and any corresponding patents to manufacture, use, and sell e-beam based panel test equipment designed by or for Shimadzu. All other terms of the settlement agreement are confidential. The proceeds of this settlement are included in “Interest income and other, net,” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2003.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Photon Dynamics is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. Other than with respect to the Amtower matter as described above, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses in each of the aforementioned matters and it is vigorously contesting each of these matters.

NOTE 9—Geographic Information

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

     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Revenue:
Korea	$6,321	$11,295
Taiwan	8,115	7,199
Japan	11,533	6,005
China	10,387	—

Total	$36,356	$24,499

     The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months Ended
	December 31,
	2004	2003
Revenue:
ArrayChecker™	64%	79%
ArraySaver™	29%	14%
Spares and other	7%	7%

Total	100%	100%

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months Ended
	December 31,
	2004	2003
Customer A	17%	16%
Customer B	*	24%
Customer C	29%	*
Customer D	*	24%
Customer E	*	16%
Customer F	32%	*
Customer G	18%	13%

*	Customer accounted for less than 10% of total revenue for the period

     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	September 30,
	2004	2004
Customer A	17%	29%
Customer B	23%	*
Customer E	*	16%
Customer F	26%	13%
Customer G	10%	*
Customer H	*	12%

*	Customer accounted for less than 10% of total gross accounts receivable for the period

     Long-lived assets by geographical area are as follows:

	December 31	September 30
	2004	2004
	(in thousands)
United States	$22,400	$22,889
Canada	1,897	1,947
Other	447	407

Total	$24,744	$25,243

NOTE 10—Related Party Transactions

     During the three months ended December 31, 2004 and 2003, the Company paid $36,000 and $2,000, respectively, to one member of the Company’s board of directors for consulting services rendered to the Company. During the three months ended December 31, 2004 and 2003, the Company recorded approximately $35,000 and $0, respectively, in stock ownership expense related to options granted to this consultant.

NOTE 11—Provision for Income Taxes

     For the three months ended December 31, 2004 and 2003, the Company recorded a provision for income taxes of $39,000 and $362,000, respectively. The provision for income taxes for the three months ended December 31, 2003 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. The effective tax rate in both periods is lower than the statutory rate due to tax benefits arising from net operating losses. The effective tax rate is a combination of foreign income taxes and domestic alternative minimum taxes.

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

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2004, contained in our Annual Report on Form 10-K.

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

     We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from approximately $400,000 to $3.4 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.

Focus on Flat Panel Display Industry

     We have not always focused solely on the flat panel display industry. Previously, we also produced printed circuit board assembly inspection products and cathode ray tube display and high quality glass inspection products. However, we determined to exit these markets as we believed that they did not have the potential to be profitable for us. Consequently, in January 2003, we implemented a plan to exit the printed circuit board assembly inspection business, and in June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these former businesses are reclassified as discontinued operations for all periods presented.

     In view of continued deterioration in market opportunities that began in the fourth quarter of fiscal 2003, we suspended operations in the low temperature poly-silicon (“LTPS”) technology and inverter markets in the first quarter of fiscal 2004. Although we continue to support LTPS systems in the field with parts and service, we currently are not actively pursuing new business for systems, upgrades or enhancements for the foreseeable future. In our third quarter of fiscal 2004, we sold all assets related to the inverter business.

     Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear strategy and direction. As a result of this strategic shift in fiscal 2004, we returned to profitability, successfully acquired two key suppliers, moved into a new facility that doubled our manufacturing capacity and introduced our new automated cell and module inspection systems.

     In fiscal 2005 our emphasis is to strengthen our market position, our product focus, our operations and our fiscal performance. Our management team is focused on several imperatives to support these objectives:

•	Product Focus: We continue to improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations. We seek to couple this improved system performance with our expert applications engineering services to provide the best possible business solutions to our customers.

•	Quality Focus: We are continuing to implement processes to drive product quality improvement and ease of use for our customers.

•	Technology Leadership: We are continuing to emphasize our research and development to maintain our technology leadership in our products. We have formed an advance technology organization to focus on our ArrayTest product, our camera development for all of our products, and our repair and defect classification algorithms for the ArraySaver™ and PanelMaster™ products.

•	Financial Improvement: We are continuing to improve financial performance. To achieve these goals, we will continue to look for vertical integration opportunities, source certain raw materials and certain system integration in Asia, and expand sales and marketing of our service product offerings.

Acquisitions and Dispositions

     We continue to refine our strategic direction. For example, in the first quarter of fiscal 2004, we suspended operations in the LTPS technology and inverter markets. In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty with regard to flat panel manufacturers’ commitment to LTPS technology, we performed an impairment analysis of the goodwill and the purchased intangible assets and certain other long-lived assets associated with the Akcron and RTP reporting units. In fiscal 2003, we exited the printed circuit board assembly inspection and cathode ray tube and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with some of our prior acquisitions, have been sold or abandoned.

     We recorded impairment charges of approximately $365,000 of goodwill and $2.1 million of acquired core technology and acquired developed technology associated with these reporting units in the three months ended December 31, 2003.

Industry

     Continuous innovations in microelectronics and materials science have enabled manufacturers, including our customers, to produce flat panel displays with sharper resolution, brighter pixels and faster imaging in varying sizes for differing applications. Each progressive increase in panel size is referred to by its “generation.” Growth in the mobile electronic devices market, the desktop computer market and the television market have driven the demand for flat panel displays, which offer reduced footprint, weight, power consumption and heat emission and better picture quality as compared to cathode ray tube displays, the current standard technology for televisions.

     The flat panel display market growth during the first half of calendar 2004 was reflected in the 80% increase in FPD capital equipment spending between 2003 and 2004. In the last half of calendar year 2004, there was uncertainty in the flat panel display market as supply exceeded demand. This over-supply was driven primarily by decreasing demand due to record high panel prices and increasing supply as a result of numerous generation 5 factories coming on line in Korea and Taiwan. This over-supply has been moderated by longer factory ramp times due to yield issues, and a shortage of key components such as glass substrates and color filters. Demand is forecasted to exceed supply some time in the latter half of calendar 2005. Current market indicators show that demand is rising as a result of significantly reduced panel prices in the latter half of calendar 2004.

     Growth in the active matrix liquid crystal display (“AMLCD”) television market is expected to continue to fuel the overall growth in the flat panel display market. While AMLCD television demand lagged during the first half of calendar year 2004, it picked up momentum during the second half of the year and finished slightly above market analyst expectations. AMLCD television demand is essentially on track due to successful generation 6 factories at Sharp and LG Philips LCD and the resultant pricing efficiencies offered from these factories. This represents an encouraging indicator of the future as generation 7 factories are scheduled to come on line during calendar 2005. However, there are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability.

     Demand for our Generation 5 and 6 test and repair equipment remains high and our Generation 7 test system installation and acceptance is underway. In addition, we continue to see a growing interest in our automated cell and module inspection systems.

     We believe continued growth in demand for AMLCD products will fuel investments in Generation 6 and 7 factories to keep pace and that inspection test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services.

Backlog

     Our backlog for unshipped system orders as of December 31, 2004, was approximately $60.6 million. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months from December 31, 2004 and which are reasonably expected to be filled within that time frame. All orders are subject to delay or cancellation with limited penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, cyclical nature of customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and the related disclosures requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 1 of “Notes to Condensed Consolidated Financial Statements” describes significant accounting policies used in the preparation of our condensed consolidated financial statements. Some of these significant accounting policies are considered to be critical accounting policies.

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

     Revenue Recognition. Note 1 of our “Notes to Condensed Consolidated Financial Statements” provides a description of our revenue recognition policy. For each arrangement, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.

     In addition, for arrangements with multiple deliverables, we make additional judgments as to whether each item has value to the customer on a stand-alone basis, the amounts of revenue for each element that are not subject to refund, all defined customer acceptance experience levels have been met and the fair values of any undelivered items have been reliably determined.

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

     Allowance for Doubtful Accounts. Our trade receivables are derived from sales to flat panel display manufacturers located in Korea, Taiwan, Japan and China. In order to monitor potential credit losses, we perform periodic evaluations of our customer’s financial condition. We maintain an allowance for doubtful accounts for the potential inability of our customers to make required payments based upon our assessment of the expected collectibility of all accounts receivable. In estimating the provision, we consider (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware regarding a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.

     Our allowance for doubtful accounts was approximately $496,000 and $497,000 at December 31, 2004 and September 30, 2004, respectively. These balances each represent less than 2% of fiscal 2004 revenues. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Accordingly, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.

     Inventories. The valuation of inventory requires us to estimate obsolete or excess inventory and inventory that is not saleable. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally twelve months or less. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory write-offs, which would have a negative impact on our gross margin.

     We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand inventory with our demand forecast over the next twelve months on a part-by-part basis. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate write-downs to reflect the risk of obsolescence. This methodology is significantly affected by the demand forecast assumption. Using a longer time period of estimated demand could result in reduced inventory adjustment requirements. Based on our past experience, we believe the twelve-month time period to best reflect the reasonable and relative obsolescence risks. If actual demand or usage were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required.

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

     Our liability for warranty coverage was approximately $6.0 million and $6.2 million at December 31, 2004 and September 30, 2004, respectively. Should actual product failure rates material usage and labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.

     Goodwill and Intangible Assets. We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

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

     As described in “Acquisitions and Dispositions” above, we recorded both goodwill and intangible asset impairment charges as part of our transition to a singular focus on our core business of developing yield management solutions for the flat panel display industry. During fiscal quarter ended December 31, 2003, we recorded a goodwill impairment charge of approximately $365,000 and an intangible asset impairment charge of $2.1 million associated with our Akcron reporting unit and the remaining intangible assets associated with our RTP and Akcron reporting units. These charges were reflected in our results of operations for the three months ended December 31, 2003. In October 2003, $1.7 million of the $2.0 million escrow related to the purchase of certain assets relating to the RTP Assets was settled in our favor, and $300,000 was settled in favor of Intevac, resulting in an additional goodwill impairment charge of $300,000 also reflected in our results of operations in the three months ended December 31, 2003.

     Goodwill as of December 31, 2004 and September 30, 2004, was approximately $153,000, related entirely to our purchase of assets from Summit Imaging in May 2003.

     Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in two significant litigation matters as of December 31, 2004, Amtower v. Photon Dynamics, Inc. in which the plaintiffs are seeking damages of approximately $17.7 million, plus unspecified emotional distress and punitive damages, and Sanmina SCI Corporation v. Photon Dynamics, Inc. in which the plaintiffs are seeking damages of approximately $3.1 million, plus unspecified punitive damages. These matters are as described in Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q. We have made our requisite assessments and accruals, as warranted, as of December 31, 2004. We believe that an adverse judgment in the Amtower litigation could have a material adverse effect on our financial condition, results of operations or cash flows. We believe that an adverse judgment in the Sanmina litigation would not have a material adverse effect on our financial condition, results of operations or cash flows.

Results of Operations

Selected Financial Data

     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended
	December 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of revenue	62.7	54.7

Gross margin	37.3	45.3

Operating expenses:
Research and development	26.0	23.7
Selling, general and administrative	12.9	18.8
Amortization of intangible assets	1.1	0.8
Goodwill impairment charge	—	2.7
Impairment of purchased intangibles	—	8.5
Impairment of fixed assets	—	1.0

Total operating expenses	40.0	55.5

Loss from operations	(2.7)	(10.2)
Interest income and other, net	3.4	15.4

Income from continuing operations before income taxes and discontinued operations	0.7	5.2
Provision for income taxes	0.1	1.5

Income from continuing operations	0.6	3.7
Income (loss) from discontinued operations	0.0	0.2

Net income	0.6	3.9

Revenue

	Three Months
	Ended December 31,
	(dollars in millions)
	2004	Change	2003
Revenue	$36.4	48%	$24.5

     The increase in revenue for the three months ended December 31, 2004 over the same period of the prior year was primarily due to the continued expansion of our customers’ manufacturing capacity. Flat panel display manufacturers continue to increase capacity to meet computer notebook, monitor and television demand. Though over-supply in the FPD market caused revenue in the quarter ended December 31, 2004 to decrease from revenue of $53.8 million in the quarter ended September 30, 2004, flat panel display manufacturers continued to invest to keep pace with forecasted AMLCD demand.

     Total revenue from our Generation 5 and earlier generation products represented approximately 31% and 70% of revenue in the three month periods ended December 31, 2004 and 2003, respectively. The quarter-over-quarter decrease was due primarily to the increase in revenue from our new Generation 6 products. Revenue from our Generation 6 products represented approximately 61% and 23% of revenue in the three month periods ended December 31, 2004 and 2003, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, we have historically experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 ArrayChecker™ products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySaver™ products were relatively flat as compared to the prior generations. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 6 and future generation products.

     The increase in revenue for the three months ended December 31, 2004 as compared to the same period of the prior fiscal year was due to increased shipments of both our ArrayChecker™ and ArraySaver™ products. Revenue from our ArrayChecker™ products represented approximately 64% and 80% of our total revenue for the three months ended December 31, 2004 and 2003, respectively. Revenue from our test products increased in absolute dollars primarily due to the continued expansion of our customers’ manufacturing capacity. Revenue from our test products decreased as a percentage of revenue due primarily to the increase in revenue from our repair products. Revenue from our ArraySaver™ products represented approximately 29% and 14% of our total revenue for the three months ended December 31, 2004 and 2003, respectively. Revenue from our repair products have increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size processed in factories that use Generation 6 and due to expansion of customer manufacturing facilities. The cost of yield loss associated with large panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields. Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. Revenue for the three months ended December 31, 2004 includes a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same period in the prior fiscal year. Spare part sales represented approximately 7% of our total revenue in both three month periods ended December 31, 2004 and 2003.

     Our international revenue is derived from customers in Korea, Taiwan, Japan and China. International revenue represented 100% of our revenue in both the three-month periods ended December 31, 2004 and 2003. For the three month period ended December 31, 2004, revenue from customers in Korea decreased approximately $5 million, or 44%, revenue from customers in Taiwan increased approximately $1 million, or 13%, and revenue from customers in Japan increased approximately $6 million, or 92%, compared to the same period of the prior fiscal year. The remainder of the revenue in the three months ended December 31, 2004, consisting of approximately $10 million, was derived from customers based in China. There was no corresponding revenue from customers in China in the same quarter of the preceding fiscal year. In the three months ended December 31, 2004, approximately $11.5 million of our sales were made in currencies other than U.S. dollars.

     We expect revenue for the second quarter of fiscal 2005 to be between $21.0 and $24.0 million. Estimated revenue does not include deferred revenue of approximately $21.6 million, due to uncertainty in the timing of a major customer’s acceptance for our Generation 7 test, repair and inspection equipment that we had previously expected to recognize in the second quarter of fiscal 2005.

Gross Margin

	Three Months
	Ended December 31,
	2004	Change	2003
Gross Margin	37%	(18)%	45%

     In the first quarter of fiscal 2005, gross margin was impacted by a more heavily weighted mix of our lower margin ArraySaver™ systems compared to our higher margin ArrayChecker™ products and the under-utilization of our San Jose facilities. We anticipate that our gross margin for our second quarter of fiscal 2005 will decrease to 20-25% due to the expected decrease in revenue, a higher mix of our lower margin ArraySaver™ systems and the continued under-utilization of our San Jose facilities. Gross margin in the three months ended December 31, 2003 benefited from increased manufacturing efficiencies attributable to greater utilization of our then available manufacturing capacity, a more heavily weighted mix to our higher margin ArrayChecker™ systems and a higher level of revenue, as a percent of total revenue, recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered.

     Key factors that may impact our future gross margin include:

•	Our revenue mix between higher margin ArrayChecker™ systems and lower margin ArraySaver™ and PanelMaster™ systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with developing new products;

•	Competitive pricing pressures, particularly in the array repair market; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.

Research and Development

	Three Months
	Ended December 31,
	(dollars in millions)
	2004	Change	2003
Expense	$9.5	63%	$5.8
Percent of Revenue	26%		24%

     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. We increased our overall research and development spending in the three months ended December 31, 2004 over the same period of the prior fiscal year due to more engineering programs in process to support simultaneous development of Generation 6 and 7 test, repair and inspection products. The increased costs related primarily to higher spending on prototype materials and engineering headcount.

     We expect our research and development expenses to be flat to slightly higher in absolute dollars during our second quarter of fiscal 2005 as compared to our first quarter as we continue to expand our research and development efforts to address three areas:

•	Ramp up our cell and module program to address mass production requirements;

•	Increase our efforts on Generation 7 products and launch development programs for Generation 7.5 products; and

•	Expand our repair product offering.

     We will continue to invest in research and development to maintain technology leadership in our products. Our customers must continually improve their display quality performance and production costs in order to be successful in the display market. To meet our customers’ needs, we must improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations.

Selling, General and Administrative

	Three Months
	Ended December 31,
	(dollars in millions)
	2004	Change	2003
Expense	$4.7	2%	$4.6
Percent of Revenue	13%		18%

     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, accounting, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were relatively flat in absolute dollars in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year. We expect these expenses to increase significantly in our second quarter of fiscal 2005. We expect our selling, general and administrative expenses in fiscal 2005 to be higher in absolute dollars as compared to fiscal 2004 due to investments we intend to make in the marketing area and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     Amortization of Intangibles

	Three Months
	Ended December 31,
	2004	Change	2003
Expense	$397,000	98%	$201,000
Percent of Revenue	1%		1%

     The increase in amortization expense for the three months ended December 31, 2004 is due primarily to the purchase of assets from Tucson Optical Research Corporation in August 2004 and the purchase of assets from Quantum Composers in June 2004. Based on intangible assets recorded at December 31, 2004, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our quarterly amortization to remain in the $400,000 range for the remainder of fiscal 2005.

Impairment of Goodwill, Purchased Intangibles and Fixed Assets

     As discussed in the overview and critical accounting policies above, we have exited all business lines other than the flat panel display products market and have suspended operations in the LTPS and inverter markets. As a result, in the three months ended December 31, 2003, we took impairment charges for the remaining goodwill of $665,000 and purchased intangible assets of $2.1 million related to these prior acquisitions and long-lived assets of $234,000. At December 31, 2004, remaining balances for goodwill of $153,000 relates to our acquisition of assets from Summit Imaging and purchased intangible assets of $4.4 million relate to our acquisition of assets from Summit Imaging, Quantum Composers and Tucson Optical Research Corporation and license agreement with Ishikawajima-Harima Heavy Industries Co., Ltd.

Interest Income and Other, Net

	Three Months
	Ended December 31,
	(dollars in millions)
	2004	Change	2003
Income	$1.3	(67)%	$3.8
Percent of Revenue	4%		15%

     Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses, changes in the fair value of derivative financial instruments and other miscellaneous income and expense. The lower level of interest income and other, net, in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, was primarily attributable to having received a one-time technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004, the terms of which are confidential.

Provision for Income Taxes

	Three Months
	Ended December 31,
	2004	Change	2003
Expense	$39,000	(89)%	$362,000
Percent of Revenue	0%		2%

     The effective tax rates for the three month periods ended December 31, 2004 and 2003 were 14% and 28%, respectively. Our provision for income taxes for the three months ended December 31, 2003 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. The effective tax rate in both periods is lower than the statutory rate due to tax benefits arising from net operating losses. The effective tax rate is a combination of foreign income taxes and domestic alternative minimum taxes.

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

Discontinued Operations

	Three Months
	Ended December 31,
	2004	2003
Income (loss)	$(6,000)	$47,000

     In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. The loss from discontinued operations related to the disposition of these businesses for the three months ended December 31, 2004 and 2003 were not material and we do not expect losses from these businesses to be material in the foreseeable future.

Liquidity and Capital Resources

     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $134.3 million as of December 31, 2004, compared to $133.7 million as of September 30, 2004. A major component of working capital is $99.4 million of cash, cash equivalents and short-term investments as of December 31, 2004, compared to $84.1 million as of September 30, 2004.

Operating Activities of Continuing Operations

     Cash provided by operating activities from continuing operations was $15.7 million in the first three months of fiscal 2005. In the first quarter of fiscal 2005, cash was provided by net income adjusted for non-cash related items. We generated $14.0 million of cash by reducing our investment in working capital, the primary sources being: (a) a decrease of approximately $22.5 million in our net accounts receivable, resulting primarily from collections on the September 30, 2004 balance and from sales decreasing from approximately $53.8 million in the fourth quarter of fiscal 2004 to approximately $36.4 million in our first quarter of fiscal 2005, and the timing of shipments in our first quarter; and (b) an increase of approximately $2.0 million in our net inventory partially offset by a $6.5 million decrease in accounts payable primarily related to inventory purchases.

Investing Activities of Continuing Operations

     Cash used in investing activities from continuing operations was $7.3 million in the first three months of fiscal 2005. Cash used in investing activities in the first quarter of fiscal 2005 was primarily the result of approximately $6.4 million of net purchases of short-term investments and capital expenditures of $922,000.

Financing Activities of Continuing Operations

     Cash provided by financing activities was $499,000 in the first three months of fiscal 2005 resulting solely from sales of our common stock under our employee equity compensation plans. The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.

     In March 2000, we entered into a bank line of credit which had an initial term of one year. We have renegotiated the line of credit on an annual basis and currently have a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime, expiring in October 2005. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At December 31, 2004, no amounts were outstanding under the line of credit and we are in compliance with all covenants. We currently expect that upon expiration of the line of credit, we will seek to renew it.

Operating, Investing and Financing Activities of Discontinued Operations

     In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business and in June 2003, we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these business segments have been reclassified as discontinued operations. Net cash provided by (used in) discontinued operations, consisting primarily of changes in working capital balances, during the three month period ended December 31, 2004 and 2003 is as follows:

	Three Months Ended
	December 31,
	2004	2003
	(in thousands)
Printed circuit board business	$(94)	$397
Cathode ray tube display and high quality glass inspection business	144	256

Net cash provided by discontinued operations	$50	$653

Contractual Obligations

     The following table summarizes the approximate contractual obligations that we have at December 31, 2004. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Notes payable	$2,638	$1,255	$1,383	$—	$—	$—	$—
Operating lease obligations	18,019	2,802	3,533	3,007	2,652	2,627	3,398
Purchase obligations	25,604	20,515	1,568	2,805	715	1	—

Total	$46,261	$24,572	$6,484	$5,812	$3,367	$2,628	$3,398

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

     We maintain certain open inventory purchase commitments with our suppliers to help provide a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to purchase commitments over a forecasted time horizon as mutually agreed upon between the parties and is reflected in “purchase obligations” in the table above. The majority of these purchase commitments are covered by confirmed customer orders.

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

Impact of Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our fourth quarter of fiscal 2005. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our results of operations and financial condition. We have not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have material impact on our consolidated results of operations, financial position or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB staff position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-01 and is expected to end when new guidance is issued and comes into effect. Adoption of this consensus is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

Factors Affecting Operating Results

We have sustained losses and we may sustain losses in the future.

     We reported net losses for each of the fiscal years ended September 30, 2003 and 2002. Although we reported profits in each of the four quarters of fiscal 2004 and in the first quarter of fiscal 2005, in the future our revenue may decline, remain flat or grow at a rate slower than expected. We recently announced that we expect a net loss in the second quarter of fiscal 2005 primarily due to uncertainty in the timing of a major customer’s acceptance for our test, repair and inspection equipment. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we recently increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. In addition, we expect our selling, general and administrative expenses in fiscal 2005 to be higher in absolute dollars as compared to fiscal 2004 due to investments we intend to make in the marketing area and compliance with section 404 of the Sarbanes-Oxley Act of 2002. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to maintain our recently achieved profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to fall.

     We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $400,000 to $3.4 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. After we ship our products, customers may reject or delay acceptance, which would adversely impact our revenues. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, in the fourth quarter of 2004, we incurred additional costs such as expedite fees, premiums and delivery penalties in an effort to meet customer delivery schedules and quality related costs such as rework and higher warranty. In December 2002, we experienced technical delays with respect to the introduction of our next generation ArrayChecker™ 3500 system. This delay had a significant impact on the timing of both our revenue and net income for the second quarter of fiscal 2003.

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

     We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our customers may experience yield loss. For example, with our ArraySaver™ 650, ArrayChecker™ 3628 and ArrayChecker™ 3500, certain customers experienced yield loss higher than expected when the products were first introduced. If our products have performance, reliability or quality problems, then we may experience:

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

     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first quarter of fiscal 2005 and 2004 is as follows: our top four customers accounted for 96% of our revenue in the first three months of fiscal 2005; and our top five customers accounted for 93% of our revenue in the first three months of fiscal 2004.

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

     We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we experienced technical delays relating to the introduction of our ArrayChecker™ 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. In addition, beginning in the third quarter of fiscal 2004, initial shipments of the Generation 7 ArrayChecker™, ArraySaver™ and PanelMaster™ systems were shipped later than the customers requested delivery dates.

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

     We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain materials handling platforms from a single source supplier. Although we seek to reduce dependence on our sole and limited source suppliers, alternative sources of supply for this equipment may not be available or may be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could significantly delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations.

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

Compliance with new reporting requirements may strain our resources and we may be unable to implement in a timely manner additional finance and accounting systems, procedures and controls in the future to satisfy new reporting requirements, which could cause our stock price to fall.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our Annual Report on Form 10-K for our fiscal year 2005, to perform an evaluation of our internal control over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time-consuming. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and result in a decline of our stock price.

We may have difficulty integrating the businesses or assets we have acquired and may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.

     In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. For example, in August 2004, we acquired all of the assets relating to the design and manufacture of pellicle products used in our modulators from Tucson Optical Research Corporation. In June 2004, we acquired from Quantum Composers, Inc. all of the assets related to the design and manufacture of laser assembly products for our repair systems. In May 2003, we acquired all of the assets of Summit Imaging related to the design and manufacture of “cooled” cameras. All three of these acquisitions were to purchase technology that we use in our products, so that we are not dependent on independent suppliers to provide the technology and related components. In the future, we may make additional acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from either our past or future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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

     In addition, we may also elect to change our strategic direction and may no longer have need for the acquired businesses or technologies. For example, in 2004 we determined not to pursue new business for RTP Systems acquired from Intevac Corporation in November 2002. In 2003, we exited the printed circuit board assembly inspection and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions have been abandoned. In the third quarter of fiscal 2004, we sold all of our assets related to our TFT-LCD backlight inverter business. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

Any failure of, or other problems at or with, our third party manufacturers could delay shipments of our flat panel display products, harm our relationships with our customers or otherwise negatively impact our business.

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

     Our success depends largely on our ability to protect our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets in the United States and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure you that the claims allowed on any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted there under will provide competitive advantages to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

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

     Operations at our manufacturing facilities are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Our corporate and manufacturing facilities in California are located near major earthquake faults, which have experienced earthquakes in the past. Such disruption could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such disruption could result in cancellation of orders or loss of customers and could seriously harm our business. It could also significantly delay our research and engineering efforts for the development of new products, most of which is conducted at our California facilities.

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

New regulations related to equity compensation will negatively impact our financial statements and could adversely affect our ability to attract and retain key personnel.

     Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has announced changes to U.S. generally accepted accounting principles that will require us to record charges to earnings for employee stock option grants. These rules become effective in the fourth quarter of fiscal 2005. We believe this accounting standard will negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” would have decreased net income by $1.9 million and $1.9 million for the first quarter of fiscal 2005 and 2004, respectively. See Note 1 to the Notes to Condensed Consolidated Financial Statements — Summary of Significant Accounting Policies — Stock-Based Compensation Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

     We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. In fiscal 2004, approximately $4.4 million of our revenue was denominated in currencies other than U.S. dollars, all of which was in Japanese yen, and, at September 30, 2004, approximately $13.2 million of our accounts receivable was denominated in currencies other than U.S. dollars, all of which was in Japanese yen. In the three months ended December 31, 2004, approximately $11.5 million of our revenue was denominated in currencies other than U.S. dollars, all of which was in Japanese yen. At December 31, 2004, approximately $11.8 million of our accounts receivable was denominated in currencies other than U.S. dollars, all of which was in Japanese yen.

     Our accounts receivable denominated in currencies other than U.S. dollars are subject to exchange rate risk and can fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the accounts receivable from the rates at December 31, 2004 would have decreased the fair value of the accounts receivable by approximately $1.3 million. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the accounts receivable from the rates at September 30, 2004 would have decreased the fair value of the accounts receivable by approximately $1.5 million.

     Although a relatively considerable portion of our revenue and accounts receivable for the three months ended December 31, 2004 was denominated in currencies other than U.S. dollars, we expect that our cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is limited.

Market Risk

     Our market risk as described under the heading “Market Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2004, have not changed significantly.

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

     Efforts to Address Existing Material Weaknesses and Other Deficiencies. In our Annual Report on Form 10-K filed on December 14, 2004 for our fiscal year ended September 30, 2004, we disclosed that in connection with our year end close and audit processes, a number of issues were discovered, which resulted in adjustments in our financial statements. Further analysis of the nature of the adjustments and the associated internal controls led us to conclude that these adjustments were the result of material weaknesses in our internal controls over the financial close process. The material weaknesses consist of failures to ensure:

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

     In addition to the material weaknesses identified above, we also identified a number of internal control deficiencies that we have concluded do not constitute material weaknesses. As part of our financial close process for the quarter ended December 31, 2004, no additional material weaknesses or other internal control deficiencies were identified.

     We have taken a number of steps to remediate the above material weaknesses and otherwise strengthen our internal controls over financial reporting. We have contracted with several independent consultants to help manage the workload associated with the increasing demands in preparation for our fiscal year 2005 compliance with Section 404 of the Sarbanes Oxley Act of 2002 and to help with the financial close process. These additional resources are intended to allow certain members of our financial staff adequate time to perform a more detailed level of review of the financial statements and supporting documentation, including a more comprehensive review process of the financial statements and supporting schedules of our international subsidiaries. These resources were contracted late in the quarter ended December 31, 2004 and as a result did not make a significant contribution in our financial close for the quarter. During the quarter ended December 31, 2004, we also added personnel in the area of cost accounting and provided additional training to our personnel in certain areas where we had identified deficiencies. We continue to have active searches underway for qualified candidates in the areas of general and international accounting.

     In the quarter ended December 31, 2004, we expanded our domestic review of revenue transactions in Japan, including instituting certain procedures for review of revenue in Japan that are consistent with those procedures utilized for revenue review in the U.S. We plan to strengthen our accounting capability in all of our major international locations in the second quarter of fiscal year 2005 through a combination of added personnel, training and more in-depth reviews of financial results.

     We currently expect that the material weaknesses and internal control deficiencies we previously identified will be fully remediated by the end of our second quarter of fiscal year 2005. However, there are risks associated with these remediation efforts, including certain variables not directly under our control, such as our ability to hire qualified personnel on a timely basis, that could delay our efforts to remediate these weaknesses.

     Changes in Internal Control over Financial Reporting. Other than as set forth above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Photon Dynamics and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and we again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part our motion. The pleadings have been finalized and certain claims against us and the individual defendants will proceed. Defendants have filed a motion for summary judgment, which is set for hearing on April 5, 2005, and a trial, if necessary, is scheduled to begin on May 2, 2005. Discovery is ongoing. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation could have a material adverse effect on our financial condition or results of operations.

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

     From time to time we are subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

     Exhibits

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.41	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated December 22, 2004.

10.42(3)	Cash Compensation Policy for the Registrant’s outside directors.

10.43(4)	Form of Indemnification Agreement to be used between the Registrant and each of its executive officers and directors.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

     Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed under the heading “Change in Compensation of Outside Directors” of Item 1.01 of the Registrant’s Current Report on form 8-K as filed with the Securities and Exchange Commission on October 25, 2004, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 20, 2004, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ Richard Okumoto

By:	Richard Okumoto
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)

Dated: February 9, 2005

Exhibit Index

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.41	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated December 22, 2004.

10.42(3)	Cash Compensation Policy for the Registrant’s outside directors.

10.43(4)	Form of Indemnification Agreement to be used between the Registrant and each of its executive officers and directors.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed under the heading “Change in Compensation of Outside Directors” of Item 1.01 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 25, 2004, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 20, 2004, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.