Form 10-K/A
period 2004-09-30
PHOTON DYNAMICS INC
filed 2005-08-09
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 3

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
Common Stock, no par value per share
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
      As of March 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $475,679,585. Excludes an aggregate of 2,057,546 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of March 31, 2004. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
      As of November 30, 2004, there were 16,873,772 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

PHOTON DYNAMICS, INC.
ANNUAL REPORT ON FORM 10-K/ A
FOR THE FISCAL Year Ended SEPTEMBER 30, 2004
Explanatory Note to Form 10-K Amendment No. 3
      This Amendment No. 3 (this “Amendment”) to the Annual Report on Form 10-K of Photon Dynamics, Inc. (“Photon Dynamics”) is being filed (a) to restate certain financial information included in Part I, Item 1 and Part II, Items 6, 7, and 8, and Part IV, Item 15, and amend related disclosures for the reasons set forth in “Recent Developments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Amendment, and (b) to amend Item 9A of Part II. This Amendment amends only these items of Form 10-K as originally filed on December 14, 2004 (the “Original Form 10-K”), as set forth herein. Unaffected items have not been repeated in this Amendment. This report still speaks as of the filing date of the Original Form 10-K and, except as expressly stated herein, no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Original Form 10-K, other than to delete forward-looking statements that have been superseded by subsequent events. References to the Annual Report on Form 10-K herein shall refer to the Original Form 10-K, as amended by Amendment No. 1 and 2 and this Amendment No. 3 thereto.
      Additional discussion of the restatement is set forth in Note 1 of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.”
      Some of the statements contained in this Amendment are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Amendment that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Amendment are based on information available to Photon Dynamics on the date hereof, and management assumes no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” plans” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although Photon Dynamics believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor Photon Dynamics assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Factors Affecting Future Operating Results” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document.

PHOTON DYNAMICS, INC.
ANNUAL REPORT ON FORM 10-K/A, AMENDMENT NO. 3
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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
      Prior to fiscal 2003, we also were engaged in the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection businesses. During fiscal 2003, we implemented a plan to exit these businesses and consequently, we now operate in one reportable business segment — the flat panel display industry. Accordingly, the operating results of both the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business segments have been presented as discontinued operations in our statements of operations. As a result, revenue from our flat panel display products represent 100% of our revenue in all fiscal years presented. For further details of our discontinued operations, see Note 3 of our “Notes to Consolidated Financial Statements” included under Part II Item 8. “Financial Statements and Supplementary Data.”
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
Customers
      We sell our products to manufacturers in the flat panel display industries. All of our flat panel display customers are located in Korea, Taiwan and Japan, where flat panel display production is concentrated, and China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. Sales to our top three unaffiliated customers accounted for 62%, 79%, and 70% of revenue in fiscal 2004, 2003, and 2002, respectively. During fiscal 2004, sales to AU Optronics Corp., LG Phillips LCD Co. Ltd., Hannstar Display Corporation and Innolux Display Corporation each accounted for more than 10% of our total revenues. See Note 12 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” for further information, which is incorporated here by reference, regarding sales to our major customers.
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
Backlog
      Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months and which are reasonably expected to be filled within that time frame. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. Our backlog as of September 30, 2004 and 2003 was approximately $82.5 million and $45.4 million, respectively.
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
      Mark Merrill has been our Vice President, Marketing since July 2004. Mr. Merrill has over 15 years of experience in the industry and joined Photon Dynamics from KLA-Tencor, Inc., a semiconductor capital equipment company, where he was employed from 1990 to 2004 and assumed increasing levels of responsibility culminating in his appointment as the company’s Chief Marketing Officer. In addition to his affiliation with KLA-Tencor, from 2001 to 2002 Mr. Merrill was vice president of Product and Market Development, Inc., a consulting firm, where he consulted with venture capital firms and their start-up companies in multiple industries. Previously, Mr. Merrill also was an applications and software engineer at Ultratech Stepper, Inc., a semiconductor capital equipment company. He holds a B.S. degree in Electronic Engineering, Summa cum Laude, from Maharishi International University and attended the Stanford/AEA Executive Institute at Stanford University.
PART II

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

	Year Ended September 30,

	2004		2003		2002		2001		2000

	(Restated)		(In thousands, except per share data)
Statements of Operations Data:
Revenue	$141,870		$67,196		$49,342		$38,319		$64,221
Income (loss) from operations	6,860		(30,692)		3,402		(7,304)		11,994
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	11,085	(1)	(27,780	)(2)	6,230	(3)	(2,349	)(4)	12,952
Income (loss) from discontinued operations	(1,391)		(44,592)		(28,032)		(4,218)		583
Income (loss) before cumulative effect of a change in accounting principle	9,694		(72,372)		(21,802)		(6,567)		13,535
Cumulative effect of change in accounting principle	—		—		—		(6,560	)(5)	—
Net income (loss)	$9,694		$(72,372)		$(21,802)		$(13,127)		$13,535
Income (loss) per share from continuing operations before discontinued operations and cumulative effect of a change in accounting principle:
Basic	$0.67	(1)	$(1.73	)(2)	$0.39	(3)	$(0.18	)(4)	$1.08
Diluted	$0.65	(1)	$(1.73	)(2)	$0.37	(3)	$(0.18	)(4)	$0.99

	Year Ended September 30,

	2004		2003		2002		2001		2000

	(Restated)		(In thousands, except per share data)
Income (loss) per share from discontinued operations:
Basic	$(0.08)		$(2.77)		$(1.76)		$(0.32)		$0.05
Diluted	$(0.08)		$(2.77)		$(1.67)		$(0.32)		$0.04
Income (loss) per share before cumulative effect of a change in accounting principle:
Basic	$0.58		$(4.50)		$(1.37)		$(0.50)		$1.13
Diluted	$0.57		$(4.50)		$(1.30)		$(0.50)		$1.04
Cumulative effect per share of a change in accounting principle, net of tax benefit:
Basic	$—		$—		$—		$(0.50	)(5)	$—
Diluted	$—		$—		$—		$(0.50	)(5)	$—
Net income (loss) per share:
Basic	$0.58	(1)	$(4.50	)(2)	$(1.37	)(3)	$(1.00	)(4)	$1.13
Diluted	$0.57	(2)	$(4.50	)(2)	$(1.30	)(3)	$(1.00	)(4)	$1.04
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$84,155		$116,469		$170,143		$84,091		$102,726
Working capital	132,335		125,624		190,188		99,457		126,042
Total assets	207,900		161,919		249,159		158,635		155,054
Shareholders’ equity	159,959		144,143		226,143		143,308		131,800

(1)	Includes a goodwill impairment charge of $665,000, purchased intangible asset write-off of $2.1 million, acquired in-process research and development charge of $210,000 in connection with the acquisition of certain assets from Quantum Composers, Inc., gain on fixed assets of $427,000 related to the sale of the TFT-LCD Backlight Inverter Business, and amortization of intangibles of $789,000.

(2)	Includes a goodwill impairment charge of $10.0 million related to the Akcron and RTP Assets, purchased intangible asset write-off of $3.5 million related to the Akcron and RTP Assets, and an acquired in- process research and development charge of $2.5 million related to the acquisition of certain assets from Intevac related to Intevac’s Rapid Thermal Processing Division and the acquisition of substantially all the assets of Summit Imaging, and amortization of intangibles of $1.2 million.

(3)	Includes an acquired in-process research and development charge of $410,000 in connection with the acquisition of Akcron.

(4)	Includes acquisition related charges of $1.4 million in connection with the acquisition of Image Processing Systems Inc., as well as restructuring charges of $976,000.

(5)	We recorded a non-cash charge of $6.6 million, net of tax, or $0.50 per diluted share, to reflect the cumulative effect of an accounting change as of October 1, 2000 related to the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”
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
Recent Developments

Background
      In late March of 2005, management identified an error related to the timing of a portion of revenue recognized in connection with a sales transaction for which revenue was recorded in the fourth quarter of fiscal 2004. The error related to commitments made to a customer for certain system parts and supply contracts with a fair value amounting to approximately $859,000, that were not delivered by September 30, 2004. These additional commitments were made in the course of negotiating a larger sales arrangement with the customer, but were inadvertently not communicated by Photon Dynamics’ sales people to the accounting department as required by Photon Dynamics’ policy. These additional commitments were identified to the accounting department in late March 2005 when the customer notified Photon Dynamics that it wanted to take delivery of certain of the additional committed items. Based on the fair value of the committed but undelivered parts and supply contracts at September 30, 2004, revenue and net income for the quarter ended September 30, 2004 were overstated by $859,000, and deferred revenue at September 30, 2004 was understated by $859,000.
      Management notified Photon Dynamics’ Audit Committee, the Board of Directors and Photon Dynamics’ independent registered public accounting firm of the existence of the undelivered elements in early April after internal confirmation of their discovery. The Audit Committee immediately undertook an internal investigation to evaluate the impact on the timing of revenue recognized under the total arrangement, to assess why it had occurred, and to determine whether any other such transactions might exist for which such an error had occurred. In connection with this investigation, the Audit Committee engaged Photon Dynamics’ outside legal counsel, which then engaged a third-party forensic accounting firm and an electronic data recovery firm to assist them in its investigation. The Audit Committee also had the full cooperation of management in the process.

Results of Investigation
      As part of its investigation, the Audit Committee, with the assistance of outside legal counsel, the forensic accounting firm and the electronic data recovery firm, reviewed sales transactions for fiscal 2004, and for the first two quarters of fiscal 2005. In addition to the transaction described above identified by management, the ensuing investigation revealed several other adjustments to revenue due to errors, none of which were individually material, that can be categorized as follows:

1) Incomplete documentation of sales arrangements: Certain elements of certain sales arrangements with customers were not reflected in Photon Dynamics’ customary sales documents and, as a result, Photon Dynamics overstated revenue for the value of the undelivered elements within those arrangements.

2) Unidentified elements in sales arrangements: Certain elements of certain sales arrangements with customers contained in Photon Dynamics’ customary sales documents were either not identified or not properly analyzed and, as a result, Photon Dynamics overstated revenue for the value of the undelivered elements within those arrangements.

3) Inappropriate amounts deferred: Certain undelivered elements within certain sales arrangements were not deferred at the appropriate amount and, as a result, Photon Dynamics did not recognize the appropriate amount of revenue for the undelivered elements.

      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of Photon Dynamics’ revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, Photon Dynamics’ revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. Photon Dynamics’ current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. Photon Dynamics determined that cost of revenue was not impacted by any of the items discussed above for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, Photon Dynamics has determined that it is appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      The restatement of Photon Dynamics’ results of operations for quarterly periods within fiscal 2004 is included in Note 1 of the “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.” The adjustments for the first three quarters of fiscal 2004 were not material and, therefore, Photon Dynamics has not amended its Quarterly Reports on Form 10-Q for those periods. Photon Dynamics will also restate the results for the quarterly period ended December 31, 2004.
      The Audit Committee’s investigation did not support a conclusion that any fraudulent or deceptive act had been committed, but rather that the errors were due to internal control weaknesses as mentioned above.
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

Backlog
      Our backlog for unshipped system orders as of September 30, 2004, was approximately $82.5 million, a majority of which we expect to ship within the next six to twelve months. We received orders valued at $42.0 million in the three months ended September 30, 2004, $46.2 million in the three months ended June 30, 2004, $47.2 million in the three months ended March 31, 2004, and $42.1 million in the three months ended December 31, 2003.
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

Contingencies and Litigation
      We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in two significant litigation matters as of September 30, 2004, Amtower v. Photo n Dynamics, Inc. in which the plaintiffs are seeking damages of approximately $17.7 million and Sanmina SCI Corporation v. Photon Dynamics, Inc. in which the plaintiffs are seeking damages of approximately $3.1 million. These matters are as described in “Item 3 — Legal Proceedings.” We have made our requisite assessments and accruals, as warranted, as of September 30, 2004. We believe that an adverse judgment in the Amtower litigation could have a material adverse effect on our financial condition or results of operations. We believe that an adverse judgment in the Sanmina litigation would not have a material adverse effect on our financial condition or results of operations.
Results of Operations

Fiscal Years Ended September 30, 2004, 2003 and 2002
      The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our Consolidated Statements of Operations.

	Year Ended September 30,

	2004	2003	2002

	(Restated)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	59.2	65.6	52.3

Gross margin	40.8	34.4	47.7
Operating expenses:
Research and development	20.9	33.9	22.0
Selling, general and administrative	12.5	20.5	17.9
Goodwill impairment charge	0.5	14.9	—
Impairment of purchased intangibles	1.5	5.3	—
Impairment of fixed assets	0.2	—	—
Gain on sale of fixed assets	(0.3)	—	—

	Year Ended September 30,

	2004	2003	2002

	(Restated)
Acquired in-process research and development	0.1	3.7	0.8
Amortization of intangible assets	0.6	1.8	—

Total operating expenses	36.0	80.1	40.8

Income (loss) from operations	4.8	(45.7)	6.9
Interest income and other, net	3.4	4.4	5.9

Income (loss) from continuing operations before income taxes and discontinued operations	8.2	(41.3)	12.8
Provision for income taxes	0.4	0.1	0.2

Income (loss) from continuing operations before discontinued operations	7.8	(41.4)	12.6
Loss from discontinued operations	(1.0)	(66.4)	(56.8)

Net income (loss)	6.8%	(107.7)%	(44.2)%

Revenue

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2004	Change	2003	2003	Change	2002

	(Restated)
		(Dollars in thousands)
Revenue	$141,870	111%	$67,196	$67,196	36%	$49,342
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
      Total revenue from our Generation 5 and earlier generation products represented approximately 53% and 85% of revenue in fiscal 2004 and 2003, respectively. The decrease in fiscal 2004 was due primarily to revenue from our new Generation 6 products. Revenue from our Generation 6 products represented approximately 41% of revenue in fiscal 2004, with no corresponding revenue in fiscal 2003. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, we have historically experienced increases in our average selling prices (“ASPs”) of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 ArrayCheckertm products have greater ASPs than previous generations. However, the ASPs of our Generation 6 ArraySavertm products were relatively flat as compared to the prior generations. There is no assurance that we will be successful at achieving or sustaining ASP increases on our Generation 6 and future generation products.
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
      Our international revenue is derived from customers in Korea, Taiwan, Japan and China. International revenue represented 100% of our revenue in both fiscal 2004 and 2003. In fiscal 2004, revenue from customers in Korea increased approximately $21.4 million, or 46%, revenue from customers in Taiwan increased approximately $41.7 million, or 218%, revenue from customers in Japan increased approximately $10.0 million, or 952%, compared to fiscal 2003. The remainder of the revenue in fiscal 2004 of approximately $1.6, or 1%, was derived from customers based in China. In fiscal 2004, approximately $4.4 million of our sales were made in currencies other than U.S. dollars.
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

Gross Margin

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2004	Change	2003	2003	Change	2002

	(Restated)
Gross Margin	41%	19%	34%	34%	(28)%	48%
      The improvement of gross margin in fiscal 2004 as compared to fiscal 2003 is a reflection of the benefits of:

•	The full manufacturing integration of the ArrayCheckertm high-speed cameras, acquired as part of our acquisition of assets from Summit Imaging in May 2003;

•	A higher percentage of revenue recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered;

•	Improved manufacturing efficiencies resulting from a more stable design of our Generation 5 products, which were introduced in fiscal 2003;

•	Elimination of our use of a third-party contract manufacturer; and

•	Manufacturing cost reduction due to sourcing of some raw materials and subassemblies in Asia.
      These benefits were partially offset by:

•	Longer cycle times and inefficiencies brought about by the addition and training of a second manufacturing shift during our second quarter;

•	Higher initial costs related to the first production build of our dual-camera ArrayCheckertm and our Generation 6 ArraySavertm systems

•	The temporary loss of capacity early in our second quarter caused by the move to our new facility; and

•	Higher warranty costs, rework costs and expedite fees incurred as a result of the execution issues surrounding the production ramp up in our Generation 6 products.
      Key factors that may impact our future gross margins include:

•	Our revenue mix between higher margin ArrayCheckertm systems and lower margin ArraySavertm systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The challenges associated with our steep manufacturing ramp up, including gaining efficiencies or reducing manufacturing cycle times from a new manufacturing staff and costs associated with accelerating material procurement to support the ramp up in production;

•	The inefficiencies of building new products;

•	Costs associated with the integration of Quantum Composers and Tucson Optical Research Corporation; and

•	Competitive pricing pressures, particularly in the array repair market.
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

Selling, General and Administrative

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2004	Change	2003	2003	Change	2002

			(Dollars in thousands)
Expense	$17,780	29%	$13,763	$13,763	55%	$8,853
Percent of Revenue	13%		21%	21%		18%
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

Acquired In-Process Research and Development

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2004	Change	2003	2003	Change	2002

	(Dollars in thousands)
Expense	$210	(92)%	$2,474	$2,474	503%	$410
Percent of Revenue	0.1%		4%	4%		1%
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
      Through December 31, 2003, our identified intangible assets associated with the RTP Assets, Akcron and Summit Imaging acquisitions were being amortized over a two to five year period, commencing on the date of the acquisitions. As of December 31, 2003, all intangible assets associated with the RTP Assets and Akcron acquisitions had been written off. In March of 2004, we acquired additional intangible assets related to our termination and assignment agreement with Ishikawajima-Harima Heavy Industries. In June of 2004, we acquired certain intangible assets related to Quantum Composers. In August of 2004, we acquired certain intangible assets from Tucson Optical Research Corporation. We expect amortization of intangibles to be approximately $372,000 in our fourth quarter of fiscal 2005, as the intangible asset associated with the Quantum non-compete agreement has been fully amortized.

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

Provision for Income Taxes
      The fiscal 2004, 2003 and 2002 effective tax rates were 4.9%, 0% and 0.1%, respectively. The effective tax rates for fiscal 2004 included a foreign withholding tax related to a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004. The effective tax rate in fiscal 2004 is lower than the statutory rate due primarily to tax benefits arising from net operating losses and primarily relate to alternative minimum taxes. The effective tax rate in fiscal 2003 is lower than the statutory rate due to tax net operating losses not being recognized. The effective tax rate in fiscal 2002 is less than the statutory federal income tax rate primarily as a result of an election reducing our tax benefits arising from acquired net operating losses and increasing tax bases in various purchased intangible assets.
      As of September 30, 2004, we have federal and state net operating loss carryforwards of approximately $69.7 million and $12.4 million, respectively. We expect that our effective tax rate will be less than our statutory tax rate in fiscal 2005.
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
Liquidity and Capital Resources
      We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $132.3 million as of September 30, 2004, compared to $125.6 million as of September 30, 2003. A major component of working capital is $84.2 million of cash, cash equivalents and short-term investments as of September 30, 2004, compared to $116.5 million as of September 30, 2003. Cash, cash equivalents and short-term investments were $116.5 million as of September 30, 2003, compared to $170.1 million as of September 30, 2002.
      Operating Activities of Continuing Operations. Cash used in operating activities from continuing operations was $24.4 million and $6.7 million in fiscal 2004 and 2003, respectively, while cash provided by operating activities was $2.3 million in fiscal 2002. In fiscal 2004, cash was provided by net income adjusted for non-cash related items. However, changes in assets and liabilities consumed approximately $42.2 million of cash, resulting in a net use of cash in operations. Working capital sources of cash, primarily a $14.4 million increase in accounts payable related primarily to inventory purchases, were more than offset by working capital uses of cash. The primary reductions in cash from changes in our working capital levels were: (a) an increase of approximately $48.1 million in our net accounts receivable, resulting primarily from sales increasing from approximately $21.0 million in the fourth quarter of fiscal 2003 to approximately $24.4 million, $26.2 million, $38.5 million and $52.8 million in our first, second, third and fourth quarters of fiscal 2004, respectively, and the timing of shipments in our fourth quarter; and (b) an increase of approximately $22.7 million in our net inventory, which increased as a result of our ramping up inventory in preparation for our first quarter build schedules.
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
      We reported net losses for each of the fiscal years ended September 30, 2003 and 2002. Although we reported profits in each of the four quarters of fiscal 2004, and reported a profit in the first quarter of fiscal 2005, in the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we recently increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to maintain our recently achieved profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

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
      The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the last three fiscal years is as follows: top four customers accounted for 72% of our revenues in fiscal 2004; top three customers accounted for 79% of our revenues in fiscal 2003; and top two customers accounted for 61% of our revenues in fiscal 2002.

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
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our Annual Report on Form 10-K for our fiscal year 2005, to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities. However, we have limited time to complete the process and significant effort remains to be able to determine that our internal control over financial reporting is effective, and to enable our independent registered public accounting firm to concur with our assessment. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. This is especially true because we have had a number of material weaknesses, as described in Item 9A “Controls and Procedures” below, that we have been remediating, which has been expensive and time consuming. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and result in a decline of our stock price.
      We have recently disclosed material weaknesses in our internal control over financial close process and sales order fulfillment and revenue recognition process as discussed in Item 9A of this Annual Report on Form 10-K/ A, Amendment No. 3. Although we have committed significant resources to remediate these weaknesses, there can be no assurances that we will not have material weaknesses at the end of the fiscal year, or that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may occur in the future or new material weaknesses may be found to exist, these material weaknesses may have a material effect on our company, its results of operations, or result in a failure to meet our reporting obligations.

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
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has proposed changes to U.S. GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. This pending accounting standard would negatively impact our earnings. For example, recording a charge for employee stock options under SFAS 123, “Accounting for Stock-Based Compensation” would have increased net loss by $7.5 million, $6.6 million and $8.9 million for fiscal 2004, 2003 and 2002, respectively. See Note 1 to the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies — Stock-Based Compensation Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
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
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
      The accompanying consolidated financial statements for the year ended September 30, 2004 have been restated as discussed in Note 1.

/s/ ERNST & YOUNG LLP
Palo Alto, California
October 24, 2004,
except for Note 1, under the caption
Restatement of Financial Statements,
as to which the date is
July 27, 2005

PHOTON DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(Restated)
	(In thousands except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,483	$18,305
Short-term investments	58,672	98,164
Accounts receivable, net	58,341	10,402
Inventories	31,716	9,887
Other current assets	4,536	6,449

Total current assets	178,748	143,207
Land, property and equipment, net	20,337	12,298
Other assets	3,909	3,002
Intangible assets, net	4,753	2,894
Goodwill	153	518

Total assets	$207,900	$161,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,485	$4,239
Warranty	6,194	2,363
Employee notes payable	667	—
Other current liabilities	9,564	8,242
Deferred gross margin	11,503	2,739

Total current liabilities	46,413	17,583
Other liabilities	1,528	193
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding, as of September 30, 2004 and 2003, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized, 16,859,084 and 16,389,727 shares issued and outstanding, as of September 30, 2004 and 2003, respectively	285,790	279,417
Accumulated deficit	(126,178)	(135,872)
Accumulated other comprehensive income	347	598

Total shareholders’ equity	159,959	144,143

Total liabilities and shareholders’ equity	$207,900	$161,919

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(In thousands, except per share data)
Revenue	$141,870	$67,196	$49,342
Cost of revenue	83,969	44,071	25,799

Gross margin	57,901	23,125	23,543
Operating expenses:
Research and development	29,701	22,786	10,878
Selling, general and administrative	17,780	13,763	8,853
Goodwill impairment charge	665	10,010	—
Impairment of purchased intangibles	2,089	3,548	—
Impairment of fixed assets	234	—	—
Gain on sale of fixed assets	(427)	—	—
Acquired in-process research and development	210	2,474	410
Amortization of intangible assets	789	1,236	—

Total operating expenses	51,041	53,817	20,141
Income (loss) from operations	6,860	(30,692)	3,402
Interest income and other, net	4,802	2,968	2,913

Income (loss) from continuing operations before income taxes and discontinued operations	11,662	(27,724)	6,315
Provision for income taxes	577	56	85

Income (loss) from continuing operations before discontinued operations	11,085	(27,780)	6,230
Loss from discontinued operations	(1,391)	(44,592)	(28,032)

Net income (loss)	$9,694	$(72,372)	$(21,802)

Income (loss) per share from continuing operations:
Basic	$0.67	$(1.73)	$0.39

Diluted	$0.65	$(1.73)	$0.37

Loss per share from discontinued operations:
Basic	$(0.08)	$(2.77)	$(1.76)

Diluted	$(0.08)	$(2.77)	$(1.67)

Net income (loss) per share:
Basic	$0.58	$(4.50)	$(1.37)

Diluted	$0.57	$(4.50)	$(1.30)

Weighted average number of shares:
Basic	16,631	16,089	15,923
Diluted	17,087	16,089	16,791
See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and
	Capital in Excess of			Accumulated
	Par Value			Other
			Accumulated	Comprehensive
	Share	Amount	Deficit	Income	Total

			(In thousands)
Balances at September 30, 2001	13,885	$184,500	$(41,698)	$506	$143,308
Components of comprehensive loss: Net loss	—	—	(21,802)	—	(21,802)
Change in unrealized gain on investments	—	—	—	289	289
Currency translation adjustments	—	—	—	15	15

Total comprehensive loss					(21,498)

Net issuance of common stock	3,236	112,384	—	—	112,384
Repurchase of common stock, net	(351)	(6,901)	—	—	(6,901)
Cancellation of returned IRSI escrow shares	(53)	(1,425)	—	—	(1,425)
Stock ownership expense	—	275	—	—	275

Balances at September 30, 2002	16,717	288,833	(63,500)	810	226,143
Components of comprehensive loss:
Net loss	—	—	(72,372)	—	(72,372)
Change in unrealized gain on investments	—	—	—	(206)	(206)
Currency translation adjustments	—	—	—	(6)	(6)

Total comprehensive loss					(72,584)

Net issuance of common stock	576	7,898	—	—	7,898
Repurchase of common stock, net	(903)	(17,678)	—	—	(17,678)
Stock ownership expense	—	364	—	—	364

Balances at September 30, 2003	16,390	279,417	(135,872)	598	144,143
Components of comprehensive loss:
Net income (restated)	—	—	9,694	—	9,694
Change in unrealized gain on investments	—	—	—	(377)	(377)
Currency translation adjustments	—	—	—	126	126

Total comprehensive income (restated)					9,443

Net issuance of common stock	469	6,167	—	—	6,167
Stock ownership expense	—	206	—	—	206

Balances at September 30, 2004 (restated)	16,859	$285,790	$(126,178)	$347	$159,959

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$11,085	$(27,780)	$6,230
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	2,898	3,119	2,058
Amortization of intangible assets	789	1,793	—
Acquired in process research and development	210	2,474	410
Impairment of goodwill	665	10,010	—
Impairment of purchased intangibles and fixed assets	2,323	3,548	—
Loss on disposal of equipment	—	211	709
Stock ownership expense	206	364	275
Gain on sale of fixed assets	(427)	—	—
Accretion of non-interest bearing notes payable	17	—	—
Changes in assets and liabilities:
Accounts receivable	(48,074)	(4)	(3,603)
Inventories	(22,720)	993	(1,762)
Other current assets	1,553	1,498	(4,598)
Related party receivable	250	—	—
Other assets	(1,157)	(166)	(4,271)
Accounts payable	14,448	(4,167)	6,421
Other current liabilities	4,808	(647)	1,883
Deferred gross margin	8,764	2,717	(1,477)
Other liabilities	(49)	(684)	—

Net cash provided by (used in) operating activities from continuing operations	(24,411)	(6,721)	2,275
Net cash used in operating activities from discontinued operations	(1,434)	(12,635)	(11,703)

Net cash used in operating activities	(25,845)	(19,356)	(9,428)

Cash flows from investing activities:
Purchase of property and equipment	(9,803)	(2,547)	(2,099)
Proceeds from sale of fixed assets	481	—	—
Acquisition of Akcron Corporation Ltd.	—	—	(2,559)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	(300)	(20,000)	—
Acquisition of Quantum Composers, Inc.	(1,000)	—	—
Acquisition of Tucson Optical Research Corporation	(625)	—	—
Acquisition of Summit Imaging, Inc.	—	(1,676)	—
Acquisition of certain intangible assets upon termination of a distributor agreement	(1,138)	—	—
Purchase of short-term investments	(420,296)	(569,566)	(662,097)

PHOTON DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(In thousands)
Redemption of short-term investments	459,411	615,759	583,739

Net cash provided by (used in) investing activities from continuing operations	26,730	21,970	(83,016)
Net cash used in investing activities from discontinued operations	—	(92)	(4,002)

Net cash provided by (used in) investing activities	26,730	21,878	(87,018)

Cash flows from financing activities:
Issuance of common stock, net	6,167	7,898	112,384
Repurchase of common stock	—	(17,678)	(6,901)
Capital lease repayments	—	(11)	—

Net cash provided by (used in) financing activities from continuing operations	6,167	(9,791)	105,483

Effect of exchange rate changes on cash and cash equivalents	126	(6)	15

Net increase in cash and cash equivalents from continuing operations	8,612	5,452	24,757
Net decrease in cash and cash equivalents from discontinued operations	(1,434)	(12,727)	(15,705)

Net increase (decrease) in cash and cash equivalents	7,178	(7,275)	9,052
Cash and cash equivalents at beginning of year	18,305	25,580	16,528

Cash and cash equivalents at end of year	$25,483	$18,305	$25,580

Supplemental cash flow disclosures:
Income taxes paid	$59	$69	$101
Interest paid	6	21	10
Supplemental non-cash financing and investing activities disclosure:
Assumed liabilities from acquisition of Infrared Screening and Inspection Solutions Division from Advanced Research Technologies, Inc.	—	—	260
Assumed liabilities from acquisition of Akcron Corporation Ltd.	—	—	970
Cancellation of returned Intelligent Reasoning Systems, Inc. escrow shares	—	—	1,425
Assumed liabilities from acquisition of Rapid Thermal Processing Division from Intevac, Inc. assets	—	350	—
Assumed liabilities from acquisition of Summit Imaging, Inc. assets	—	15	—
Assumed liabilities from acquisition of Quantum Composers, Inc. assets	155	—	—
Note payable from acquisition of Quantum Composers, Inc. assets	2,000	—	—
Note payable from acquisition of Tucson Optical Research Corporation assets	625	—	—
See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Restatement of Financial Statements (financial information with respect to dates or periods after September 30, 2004 are unaudited)
      In late March of 2005, management of Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) identified an error related to timing of a portion of revenue recognized in connection with a sales transaction for which revenue was recorded in the fourth quarter of fiscal 2004. The error related to commitments made to a customer for certain system parts and supply contracts with a fair value amounting to approximately $859,000, that were not delivered by September 30, 2004. These additional commitments were made in the course of negotiating a larger sales arrangement with the customer, but were inadvertently not communicated by the Company’s sales people to the accounting department as required by the Company’s policy. These additional commitments were identified to the accounting department in late March 2005 when the customer notified the Company that it wanted to take delivery of certain of the additional committed items. Based on the fair value of the committed but undelivered parts and supply contracts at September 30, 2004, revenue and net income for the quarter ended September 30, 2004 were overstated by $859,000, and deferred revenue at September 30, 2004 was understated by $859,000.
      Management notified the Company’s Audit Committee, the Board of Directors and its independent registered public accounting firm of the existence of the undelivered elements in early April after internal confirmation of their discovery. The Audit Committee immediately undertook an internal investigation to evaluate the impact on the timing of revenue recognized under the total arrangement, to assess why it had occurred, and to determine whether any other such transactions might exist for which such an error had occurred. In connection with this investigation, the Audit Committee engaged the Company’s outside legal counsel, which then engaged a third-party forensic accounting firm and an electronic data recovery firm to assist them in its investigation.
      As part of its investigation, the Audit Committee, with the assistance of outside legal counsel, the forensic accounting firm and the electronic data recovery firm, reviewed sales transactions for fiscal 2004, and for the first two quarters of fiscal 2005. In addition to the transaction described above identified by management, the ensuing investigation revealed several other adjustments to revenue due to errors, none of which were individually material, that can be categorized as follows:

1) Incomplete documentation of sales arrangements: Certain elements of certain sales arrangements with customers were not reflected in the Company’s customary sales documents and, as a result, the Company overstated revenue for the value of the undelivered elements within those arrangements.

2) Unidentified elements in sales arrangements: Certain elements of certain sales arrangements with customers contained in the Company’s customary sales documents were either not identified or not properly analyzed and, as a result, the Company overstated revenue for the value of the undelivered elements within those arrangements.

3) Inappropriate amounts deferred: Certain undelivered elements within certain sales arrangements were not deferred at the appropriate amount and, as a result, the Company did not recognize the appropriate amount of revenue for the undelivered elements.
      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of the Company’s revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, the Company’s revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. The Company’s current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. The Company determined that cost of

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenue was not impacted by any of the items discussed above for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, the Company has determined that it is appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      The following tables summarize the effect of the restatement on selected consolidated balance sheet and consolidated statements of operations data for fiscal 2004:

	Year Ended September 30, 2004

	As Reported	Adjustments	As Restated

	(In thousands)
Consolidated Balance Sheet Data:
Total current assets	$178,748	$—	$178,748
Total assets	207,900	—	207,900
Other current liabilities	9,593	(29)	9,564
Deferred gross margin	10,104	1,399	11,503
Total current liabilities	45,043	1,370	46,413
Accumulated deficit	(124,808)	(1,370)	(126,178)
Total liabilities and shareholders’ equity	207,900	—	207,900

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2004

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$143,269	$(1,399)	$141,870
Income (loss) from operations	8,259	(1,399)	6,860
Interest income and other, net	4,802	—	4,802

Income from continuing operations before income taxes and discontinued operations	13,061	(1,399)	11,662
Provision for income taxes	606	(29)	577

Income from continuing operations	12,455	(1,370)	11,085
Loss from discontinued operations	(1,391)	—	(1,391)

Net income	$11,064	$(1,370)	$9,694

Net income per share from continuing operations:
Basic	$0.75	$(0.08)	$0.67

Diluted	$0.73	$(0.08)	$0.65

Net loss per share from discontinued operations:
Basic	$(0.08)	$(0.00)	$(0.08)

Diluted	$(0.08)	$(0.00)	$(0.08)

Net income (loss) per share:
Basic	$0.67	$(0.08)	$0.58

Diluted	$0.65	$(0.08)	$0.57

Weighted average number of shares:
Basic	16,631	16,631	16,631
Diluted	17,087	17,087	17,087
      The Company also restated its pro forma disclosure required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” as a result of inadvertently excluding the effects of the Company’s Employee Stock Purchase Plan.
      Description of Operations and Principles of Consolidation. Photon Dynamics, Inc. is a supplier of integrated yield management solutions for the flat panel display industry. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.
      Subsidiaries of the Company are as follows:

Akcron Corporation, Ltd.
CR Technology, Inc.
Intelligent Reasoning Systems, Inc.
Intelligent Reasoning Systems Intl KK
Kabushiki Kaisha Photon Dynamics
Photon Dynamics Canada Inc., formerly known as Image Processing Systems
Inc. (“IPS”)
Photon Dynamics International Trading (Shanghai) Co., Ltd.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Revenue Recognition. Photon Dynamics derives revenue primarily from the sale and installation of equipment and spare part sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Persuasive evidence of an arrangement exists when a sales quotation outlining the terms and conditions of the arrangement has been issued to the customer and a purchase order has been received from the customer accepting the terms of the sales quotation and stating, at a minimum, the number of systems ordered and the value of the overall arrangement.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information for the years ended September 30, 2004, 2003 and 2002 is as follows:

	Year Ended September 30,

	2004	2003	2002

	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Net income (loss) — as reported	$9,694	$(72,372)	$(21,802)
Plus: stock based employee compensation expense included in reported net income	—	364	275
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(7,532)	(6,619)	(8,895)

Net income (loss) — pro forma	$2,162	$(78,627)	$(30,422)

Basic net income (loss) per share — as reported	$0.58	$(4.50)	$(1.37)
Diluted net income (loss) per share — as reported	$0.57	$(4.50)	$(1.30)
Basic net income (loss) per share — pro forma	$0.13	$(4.89)	$(1.91)
Diluted net income (loss) per share — pro forma	$0.13	$(4.89)	$(1.81)
      Reclassifications. Certain prior year and prior quarter balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Financial Statement Components

	September 30,

	2004	2003

	(In thousands)
Balance Sheet
Accounts receivable
Accounts receivable, gross	$58,838	$11,128
Allowance for doubtful accounts	(497)	(726)

Total	$58,341	$10,402

Inventories:
Raw materials	$15,529	$3,945
Work-in-process	15,046	4,565
Finished goods	1,141	1,377

Total	$31,716	$9,887

Land, property and equipment:
Land and building	$7,299	$7,299
Equipment	17,647	13,751
Office furniture and fixtures	3,057	2,097
Leasehold improvements	8,934	2,619

	36,937	25,766
Less: accumulated depreciation and amortization	(16,600)	(13,468)

Total	$20,337	$12,298

Intangible assets:
Core technology	$8,695	$7,997
Developed technology	6,865	4,734
Backlog	557	557
Non-compete agreement	969	199
Patents	123	123
License agreement	1,139	—

	18,348	13,610
Less: accumulated amortization	(4,059)	(3,269)
Less: accumulated impairment charges(1)	(9,536)	(7,447)

Total	$4,753	$2,894

Goodwill:
Initial goodwill	$37,389	$37,089
Subsequent adjustments to goodwill	(278)	(278)

	37,111	36,811

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,

	2004	2003

	(In thousands)
Less: accumulated impairment charges(1)	(36,958)	(36,293)

Total	$153	$518

	(Restated)

Other current liabilities:
Compensation	$3,984	$2,369
Commissions	197	1,128
Due to Akcron shareholders	—	1,035
Obligation to a manufacturing subcontractor in connection with inventory purchases	623	647
Accrued closing costs associated with discontinued operations	449	666
Notes Payable (Note 14)	519	576
Other accrued expenses	3,792	1,821

Total	$9,564	$8,242

Accumulated other comprehensive income Foreign currency translation adjustments	$533	$407
Unrealized gains (losses) on available for sale securities	(186)	191

Total	$347	$598

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Statements of Operations
Interest income and other, net Interest income	$1,508	$2,548	$3,374
Interest expense	(25)	(11)	(7)
Foreign exchange gain (loss)	(90)	(425)	(211)
Other(2)	3,409	856	(243)

Total	$4,802	$2,968	$2,913

(1)	In fiscal 2002, 2003 and 2004, the Company recorded impairment charges against certain of its goodwill and intangible assets. In accordance with FAS 142 and Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), these impairments established new cost bases for the related assets. See additional detail in Note 5.

(2)	In fiscal 2004, the Company recorded a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004, the terms of which were confidential. See additional detail in Note 11.

Note 3 —	Discontinued Operations

Printed Circuit Board Assembly Inspection Business
      The Company’s printed circuit board assembly inspection products enabled printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	September 30,

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including termination benefits of approximately $700,000 and approximately $1.3 million of purchase obligations to suppliers. The following summarizes the liability since inception:

	One-time
	Termination	Other
	Benefits	Costs	Total

	(In thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2003	—	537	537
Cash expenditures	—	—	—
Adjustments to the liability	—	—	—

Balance at September 30, 2004	$—	$537	$537

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

	September 30,

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from these transactions. The unaudited pro forma information is as follows:

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(Unaudited)
	(In thousands, except per share data)
Total revenue	$146,412	$71,734	$56,262
Income (loss) from operations	8,095	(26,922)	(117)
Net income (loss) from continuing operations	12,320	(24,010)	2,188
Pro forma income (loss) per share from operations:
Basic	$0.49	$(1.67)	$(0.01)
Diluted	$0.47	$(1.67)	$(0.01)
Pro forma income (loss) per share from continuing operations:
Basic	$0.74	$(1.49)	$0.14
Diluted	$0.72	$(1.49)	$0.13

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
      In accordance with FAS 142 and FAS 144, these fiscal 2003 and 2004 impairment charges established new cost basis for the remaining goodwill assets. Goodwill as of September 30, 2004 relates entirely to the Company’s purchase of assets from Summit Imaging.

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In accordance with FAS 142 and FAS 144, these fiscal 2003 and 2004 impairment charges established new cost basis for the remaining goodwill assets.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Note 8 — Income Taxes
      The provision for income taxes related to continuing operations consists of the following:

	Year Ended
	September 30,

	2004	2003	2002

	(Restated)
	(In thousands)
Current:
Federal	$164	$—	$—
State	3	—	—
Foreign	410	56	85
Deferred:
Federal	—	—	—

Provision for income taxes	$577	$56	$85

      Income (loss) before income taxes related to continuing operations consists of the following:

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(In thousands)
Domestic	$17,490	$(17,848)	$5,683
Foreign	(5,828)	(9,876)	632

Income (loss) before income taxes	$11,662	$(27,724)	$6,315

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of the Company’s deferred income tax assets are as follows:

	September 30,

	2004	2003

	(Restated)
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$32,385	$26,334
Research credit carryforwards	9,805	8,225
Canadian research and development expenditures	3,722	2,826
Purchased intangibles	696	17,280
Inventory write-downs	3,244	3,003
Depreciation	1,572	837
Allowance for doubtful accounts	202	204
Expenses not currently deductible	5,374	3,255
Deferred revenue	7,173	1,852

Total deferred tax assets	64,173	63,816
Valuation allowance	(64,173)	(63,816)

Net deferred tax assets	—	—
Deferred tax liabilities	—	—

Total net deferred tax assets	$—	$—

      Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      The valuation allowance increased by approximately $0.4 million in fiscal 2004 and increased by approximately $29.8 million in fiscal 2003. As of September 30, 2004, approximately $15.2 million of the valuation allowance is related to the benefits of stock option deductions, which will be credited to paid-in capital when realized. The current year unrealized benefit generated is approximately $2.5 million.
      As of September 30, 2004, the Company has federal and state net operating loss carryforwards of approximately $69.7 million and $12.4 million, respectively. The federal net operating loss carryforwards will begin expiring in fiscal year 2012 if not utilized. The state net operating loss carryforwards will expire at various times beginning in fiscal year 2012 if not utilized. The Company also has federal and state research and development tax credit carryforwards of $4.5 million and $3.4 million, respectively. The federal credits will begin expiring in fiscal year 2010 and will continue to expire on an annual basis through fiscal year 2024 if not utilized. The state credits have an indefinite carryforward period.
      The Company has cumulative foreign loss carryforwards for Canadian income tax purposes of approximately $10.0 million. These foreign loss carryforwards will begin expiring in fiscal year 2005 and will continue to expire through 2010 if not utilized.
      The Company has cumulative Canadian scientific research and development expenditures (“SR&D”) available for deduction in future years of approximately of $10.6 million. These deductible SR&D can be carried forward to reduce future Canadian taxable income indefinitely. The Company also has SR&D credit carryforwards of $2.8 million, which will begin expiring in fiscal year 2005 and will continue to expire on an annual basis through fiscal year 2013.

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
      The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(In thousands)
Expected provision (benefit) at federal statutory rate	$3,594	$(9,723)	$2,181
Foreign income taxes	410	56	85
Election to treat subsidiary stock purchase as asset purchase	—	—	11,906
Losses (benefited)/not benefited — Discontinued operations	—	(18,171)	(11,423)
Losses (benefited)/not benefited	(3,428)	26,993	(2,868)
Other individually immaterial items	1	901	204

	$577	$56	$85

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
      The activity under the option plans, combined, is as follows:

	Available	Options	Weighted-Average
	for Grant	Outstanding	Exercise Price

Balances at September 30, 2001	360,032	1,961,809	$19.74
Additional shares reserved	650,000	—	—
Options granted	(667,107)	667,107	29.38
Options canceled/expired	559	(114,089)	26.09
Options exercised	—	(288,004)	13.33

Balances at September 30, 2002	343,484	2,226,823	23.11
Additional shares reserved	400,000	—	—
Options granted	(789,083)	789,083	21.20
Options canceled/expired	770,746	(786,231)	14.25
Options exercised	—	(479,037)	28.73

Balances at September 30, 2003	725,147	1,750,638	22.14
Additional shares reserved	400,000	—	—
Options granted	(618,550)	618,550	31.72
Options canceled/expired	352,407	(352,407)	13.27
Options exercised	—	(384,572)	22.74

Balances at September 30, 2004	859,004	1,632,209	$27.73

      The following table summarizes information about stock options outstanding as of September 30, 2004:

	Options Outstanding			Options Vested and Exercisable

	Number of Shares	Weighted-Average	Weighted-Average		Weighted-Average
	Outstanding at	Remaining	Exercise Price at	Number	Exercise Price at
	September 30,	Contract Life	September 30,	Vested and	September 30,
Range of Exercise Price	2004	(In years)	2004	Exercisable	2004

$ 3.00 - $ 6.13	49,176	4.08	$4.76	49,176	$4.76
10.63 - 16.88	143,983	6.18	14.90	133,291	14.75
17.75 - 23.63	219,325	7.01	19.18	139,179	19.47
24.43 - 26.24	274,260	7.94	25.51	131,624	25.64
27.58 - 29.31	370,926	9.01	28.36	73,266	28.73
29.69 - 47.31	561,289	8.51	36.31	238,841	39.82
59.00 - 59.00	13,250	5.74	59.00	13,250	59.00

$ 3.00 - $59.00	1,632,209	7.97	$27.73	778,627	$26.56

      The weighted average fair value of options granted in fiscal 2004, 2003 and 2002 was $21.63, $15.14 and $17.33, respectively. Options exercisable were 778,627, 769,177 and 906,589 as of September 30, 2004, 2003 and 2002, respectively.
      Employee Purchase Plan. The Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings, through accumulated payroll deductions, toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of a share of common stock on the first day of the two-year offering period or the purchase date. In fiscal 2004, 2003, and 2002, employees purchased 84,785, 96,601 and 48,087 shares, respectively. At September 30, 2004, 846,868 shares were reserved and available for issuance under the plan. The weighted-average fair value of a share of common stock on the first day of the two-year offering period or the purchase date. In fiscal 2004, 2003, and 2002, employees purchased 84,785, 96,601 and 48,087 shares, respectively. At September 30, 2004, 846,868 shares were reserved and available for issuance under the plan. The weighted-average fair value of shares issued in fiscal 2004, 2003, and 2002 was $15.80, $9.40 and $16.92 respectively.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended September 30,

	2004		2003	2002

	(Restated)
	(In thousand, except per share data)
Numerator:
Net income (loss) from continuing operations before discontinued operations	$11,085		$(27,780)	$6,230
Net loss from discontinued operations	(1,391)		(44,592)	(28,032)

Net income (loss)	$9,694		$(72,372)	$(21,802)

Denominator:
Weighted average shares for basic net income (loss) per share	16,631		16,089	15,923
Effect of dilutive securities: Employee stock options	456		—	868

Weighted average shares for diluted net income per share	17,087		16,089 (1)	16,791

Earnings per share:
Basic net income (loss) per share: Net income (loss) from continuing operations	$0.67		$(1.73)	$0.39
Net loss from discontinued operations	(0.08)		(2.77)	(1.76)

Net income (loss) per share	$0.58		$(4.50)	$(1.37)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.65		$(1.73)	$0.37
Net loss from discontinued operations	(0.08	)(2)	(2.77)	(1.67	)(2)

Net income (loss) per share	$0.57		$(4.50)	$(1.30)

(1)	The effect of dilutive securities from employee stock options and warrants to purchase 479,000 shares at September 30, 2003, was not included in the computation of diluted earnings per share as the effect is antidilutive due to net losses.

(2)	In accordance with Statement of Accounting Standards No. 128 “Earnings Per Share,” the Company included the effect of dilutive securities from employee stock options and warrants to purchase 456,000 and 868,000 shares in its calculation of 2004 and 2002 diluted net loss from discontinued operations, respectively.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH on May 28, 2002, in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company was alleging infringement of a U.S. Patent owned by it and was seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against the Company alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against the Company, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. On October 16, 2003, the parties to the litigation settled all litigation between them regarding US Patent 5,081,687, US Reissue Patent No. 37,847 and Japanese Patent 3292990. Pursuant to the agreement between the parties, Shimadzu Corporation, companies affiliated with Shimadzu, and customers of Shimadzu are irrevocably licensed world-wide under US Patent 5,081,687, US Reissue Patent No. 37,847 and Japanese Patent 3292990 and any corresponding patents to manufacture, use, and sell e-beam based panel test equipment designed by or for Shimadzu. All other terms of the settlement agreement are confidential. The proceeds of this settlement are included in “Interest income and other, net,” in the Consolidated Statements of Operations.
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
      Statement of Accounting Financial Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of the company. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews the Company’s financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment, the manufacture and servicing of flat panel display products, and accordingly has provided only the required enterprise wide disclosures.
      The Company sells its products for the flat panel display industry directly to customers in Korea, Taiwan, China and Japan. The Company also, on a limited basis, sells in Japan through a value-added distributor,

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”). For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.
      The following is a summary of revenue by geographic area based on location where the product was shipped:

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(In thousands)
Revenue:
Korea	$68,450	$47,024	$28,132
Taiwan	60,793	19,125	16,546
Japan	11,017	1,047	4,664
China	1,610	—	—

Total	$141,870	$67,196	$49,342

      The following is a summary of revenue by product line (as a percentage of total revenue):

	Year Ended September 30,

	2004	2003	2002

	(Restated)
Revenue:
ArrayCheckertm	75%	81%	72%
ArraySavertm	19%	4%	15%
RTP systems	1%	6%	0%
Spares and other	5%	9%	13%

Total	100%	100%	100%

      Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Year Ended September 30,

	2004	2003	2002

	(Restated)
	(Percent of revenue)
Customer A	39%	43%	48%
Customer B	*	23%	*
Customer C	13%	*	*
Customer E	*	13%	13%
Customer F	10%	*	*
Customer H	10%	*	*

*	Customer accounted for less than 10% of total revenue for the period.

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
      The following table summarizes the notes payable that we have at September 30, 2004.

	Payments Due by Fiscal Year

	Total	2005	2006	2007	2008	2009	Thereafter

Notes payable	$2,829	$1,446	$1,383	$—	$—	$—	$—

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Quarterly Consolidated Results of Operations (Unaudited)
      The following tables contain selected unaudited consolidated statements of operations data for each quarter of fiscal 2004 and 2003:

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004

	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Revenue	$24,375	$26,182	$38,522	$52,791
Cost of revenue	13,412	14,183	20,711	35,663

Gross margin	10,963	11,999	17,811	17,128
Operating expenses:
Research and development	5,810	6,144	8,031	9,716
Selling, general and administrative	4,598	3,966	4,594	4,622
Goodwill impairment charge	665	—	—	—
Impairment of purchased intangibles	2,089	—	—	—
Impairment of fixed assets	234	—	—	—
(Gain) loss on sale of fixed assets	(10)	(20)	(419)	22
Acquired in-process research and development	—	—	210	—
Amortization of intangible assets	201	60	155	373

Total operating expenses	13,587	10,150	12,571	14,733
Income (loss) from operations	(2,624)	1,849	5,240	2,395
Interest income and other, net	3,771	334	389	308

Income before income taxes	1,147	2,183	5,629	2,703
Provision for income taxes	362	64	134	17

Income from continuing operations	785	2,119	5,495	2,686
Income (loss) from discontinued operations	47	(1,276)	(265)	103

Net income	$832	$843	$5,230	$2,789

Net income per share from continuing operations:
Basic	$0.05	$0.13	$0.33	$0.16

Diluted	$0.05	$0.12	$0.32	$0.16

Net income (loss) per share from discontinued operations:
Basic	$0.00	$(0.08)	$(0.02)	$0.01

Diluted	$0.00	$(0.07)	$(0.02)	$0.01

Net income per share:
Basic	$0.05	$0.05	$0.31	$0.17

Diluted	$0.05	$0.05	$0.31	$0.16

Weighted average number of shares:
Basic	16,461	16,572	16,663	16,826
Diluted	17,174	17,172	17,071	16,977

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2002	2003	2003	2003

	(In thousands, except per share data)
Revenue	$19,162	$9,058	$17,996	$20,980
Cost of revenue	11,569	7,909	11,789	12,804

Gross margin	7,593	1,149	6,207	8,176
Operating expenses:
Research and development	4,487	5,419	6,313	6,567
Selling, general and administrative	3,068	3,776	3,176	3,743
Goodwill impairment charge	—	—	—	10,010
Impairment of purchased intangibles	—	—	—	3,548
Acquired in-process research and development	1,849	—	625	—
Amortization of intangible assets	260	367	408	201

Total operating expenses	9,664	9,562	10,522	24,069
Loss from operations	(2,071)	(8,413)	(4,315)	(15,893)
Interest income and other, net	824	717	955	472

Loss before income taxes	(1,247)	(7,696)	(3,360)	(15,421)
Provision for income taxes	11	37	3	5

Loss from continuing operations	(1,258)	(7,733)	(3,363)	(15,426)
Income (loss) from discontinued operations	(23,760)	(15,280)	(5,607)	55

Net loss	$(25,018)	$(23,013)	$(8,970)	$(15,371)

Net loss per share from continuing operations:
Basic	$(0.08)	$(0.49)	$(0.21)	$(0.95)

Diluted	$(0.08)	$(0.49)	$(0.21)	$(0.95)

Net income (loss) per share from discontinued operations:
Basic	$(1.47)	$(0.96)	$(0.35)	$0.00

Diluted	$(1.47)	$(0.96)	$(0.35)	$0.00

Net loss per share:
Basic	$(1.55)	$(1.44)	$(0.56)	$(0.95)

Diluted	$(1.55)	$(1.44)	$(0.56)	$(0.95)

Weighted average number of shares:
Basic	16,156	15,944	16,003	16,176
Diluted	16,156	15,944	16,003	16,176

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following are reconciliations of the Company’s quarterly operating results from unaudited financial information previously filed to this restated financial information:

	Three Months Ended December 31, 2003

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Revenue	$24,499	$(124)	$24,375
Loss from operations	(2,500)	(124)	(2,624)
Interest income and other, net	3,771	—	3,771

Income before income taxes	1,271	(124)	1,147
Provision for income taxes	362	—	362

Income from continuing operations	909	(124)	785
Income from discontinued operations	47	—	47

Net income	$956	$(124)	$832

Net income per share from continuing operations:
Basic	$0.06	$(0.01)	$0.05

Diluted	$0.05	$(0.01)	$0.05

Net income per share from discontinued operations:
Basic	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00

Net income per share:
Basic	$0.06	$(0.01)	$0.05

Diluted	$0.06	$(0.01)	$0.05

Weighted average number of shares:
Basic	16,461	16,461	16,461
Diluted	17,174	17,174	17,174

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2004

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Revenue	$26,478	$(296)	$26,182
Income from operations	2,145	(296)	1,849
Interest income and other, net	334	—	334

Income before income taxes	2,479	(296)	2,183
Provision for income taxes	64	—	64

Income from continuing operations	2,415	(296)	2,119
Loss from discontinued operations	(1,276)	—	(1,276)

Net income	$1,139	$(296)	$843

Net income per share from continuing operations:
Basic	$0.15	$(0.02)	$0.13

Diluted	$0.14	$(0.02)	$0.12

Net loss per share from discontinued operations:
Basic	$(0.08)	$0.00	$(0.08)

Diluted	$(0.07)	$0.00	$(0.07)

Net income per share:
Basic	$0.07	$(0.02)	$0.05

Diluted	$0.07	$(0.02)	$0.05

Weighted average number of shares:
Basic	16,572	16,572	16,572
Diluted	17,172	17,172	17,172

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2004

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Revenue	$38,452	$70	$38,522
Income from operations	5,170	70	5,240
Interest income and other, net	389	—	389

Income before income taxes	5,559	70	5,629
Provision for income taxes	134	—	134

Income from continuing operations	5,425	70	5,495
Loss from discontinued operations	(265)	—	(265)

Net income	$5,160	$70	$5,230

Net income per share from continuing operations:
Basic	$0.33	$0.00	$0.33

Diluted	$0.32	$0.00	$0.32

Net loss per share from discontinued operations:
Basic	$(0.02)	$0.00	$(0.02)

Diluted	$(0.02)	$0.00	$(0.02)

Net income per share:
Basic	$0.31	$0.00	$0.31

Diluted	$0.30	$0.00	$0.31

Weighted average number of shares:
Basic	16,663	16,663	16,663
Diluted	17,071	17,071	17,071

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2004

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Revenue	$53,840	$(1,049)	$52,791
Income from operations,	3,444	(1,049)	2,395
Interest income and other, net	308	—	308

Income before income taxes	3,752	(1,049)	2,703
Provision for income taxes	46	(29)	17

Income from continuing operations	3,706	(1,020)	2,686
Income from discontinued operations	103	—	103

Net income	$3,809	$(1,020)	$2,789

Net income per share from continuing operations:
Basic	$0.22	$(0.06)	$0.16

Diluted	$0.22	$(0.06)	$0.16

Net income per share from discontinued operations:
Basic	$0.01	$0.00	$0.01

Diluted	$0.01	$0.00	$0.01

Net income per share:
Basic	$0.23	$(0.06)	$0.17

Diluted	$0.22	$(0.06)	$0.16

Weighted average number of shares:
Basic	16,826	16,826	16,826
Diluted	16,977	16,977	16,977

Item 9A.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, for the reasons cited below.
      Identification of Material Weaknesses. During the fourth fiscal quarter our financial resources became significantly strained due to the combination of the following factors: (a) the operational workload associated with the major production ramp we experienced; (b) the increasing demands in preparation for our fiscal year 2005 compliance with Section 404 of the Sarbanes Oxley Act of 2002; and (c) the full impact of the transfer of certain operational activities to our Japanese subsidiary resulting from the termination of our relationship with IHI in February 2004. As a result, in our fiscal 2005 planning process management identified that it would be advisable to hire additional resources in the areas of cost accounting, general accounting and international accounting. Management had previously added resources in our third fiscal quarter and early in our fourth fiscal quarter in the areas of revenue accounting, tax and SEC compliance and reporting. Although management recognized the advisability of adding more resources, management did not believe at that time that the lack of such resources would have a material impact on our ability to produce accurate financial statements. However, throughout the year end close and audit processes, a number of issues were discovered by us and our registered public accounting firm which resulted in adjustments in our financial statements. Upon discovery of these issues, management performed additional procedures to ensure the accuracy of our financial statements. In addition, management analyzed the nature of the adjustments and identified the associated internal control weaknesses. Additionally, management reviewed the internal controls associated with other processes and concluded that the adjustments discovered throughout the year end close and audit process were the result of material weaknesses in our internal control over the financial close process. The material weaknesses consist of failures to ensure:

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
      In addition to the material weaknesses identified above, management also identified a number of internal control deficiencies that management concluded do not constitute material weaknesses.
      During the course of the year end audit, differences between amounts recorded by us in the financial statements and amounts that our independent auditors believed were required to be recorded under U.S. generally accepted accounting principles in our financial statements were recorded by management. Management reviewed the nature of the material weaknesses and the impact of such issues on prior quarters and concluded that the material weaknesses did not exist in prior quarters and therefore the adjustments we recorded only affected the fourth quarter.
      In late March of 2005, management identified an error related to the timing of a portion of revenue recognition in connection with a sales transaction for which revenue was recorded in the fourth quarter of fiscal 2004. The error related to commitments made to a customer for certain system parts and supply contracts with a fair value amounting to approximately $859,000, that were not delivered by September 30, 2004. These additional commitments were made in the course of negotiating a larger sales arrangement with the customer, but were inadvertently not communicated by the Photon Dynamics’ sales people to the accounting department as required by Photon Dynamics’ policy. These additional commitments were identified to the accounting department in late March 2005 when the customer notified Photon Dynamics that it wanted to take delivery of certain of the additional committed items. Based on the fair value of the committed but undelivered parts and supply contracts at September 30, 2004, revenue and net income for the quarter ended September 30, 2004 were overstated by $859,000, and deferred revenue at September 30, 2004 was understated by $859,000.
      Management notified Photon Dynamics’ Audit Committee, the Board of Directors and Photon Dynamics’ independent registered public accounting firm of the existence of the undelivered elements in early April, after internal confirmation of their discovery. The Audit Committee immediately undertook an internal investigation to evaluate the impact on the timing of revenue recognized under the total arrangement, to assess why it had occurred, and to determine whether any other such transactions might exist for which such an error had occurred. In connection with this investigation, the Audit Committee engaged Photon Dynamics’ outside legal counsel, which then engaged a third-party forensic accounting firm and an electronic data recovery firm to assist them in its investigation. The Audit Committee also had the full cooperation of management in the process.
      As part of its investigation, the Audit Committee, with the assistance of outside legal counsel, the forensic accounting firm and the electronic data recovery firm, reviewed sales transactions for fiscal 2004, and for the first two quarters of fiscal 2005. In addition to the error in the accounting for the transaction described above identified by management, the ensuing investigation revealed several other adjustments to revenue, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements. We believe these failures were due in part to an additional material weakness related to the Company’s sales order fulfillment and revenue recognition process.
      The Audit Committee’s investigation did not support a conclusion that any fraudulent or deceptive act had been committed, but rather that the errors were due to internal control weaknesses as mentioned above.

Changes in Internal Control Over Financial Reporting During the Fourth Quarter of Fiscal 2004
      Other than as set forth above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting Subsequent to Fiscal 2004
      We have taken a number of steps to remediate the material weaknesses noted in our original Report on Form 10-K filed in December 2004 and otherwise strengthen our disclosure controls and procedures and internal controls over financial reporting. We have contracted with several independent consultants to help manage the workload associated with the increasing demands in preparation for our fiscal year 2005 compliance with Section 404 of the Sarbanes Oxley Act of 2002 and to help with the financial close process. These additional resources are intended to allow certain members of our financial staff adequate time to perform a more detailed level of review of the financial statements and supporting documentation, including a more comprehensive review process of the financial statements and supporting schedules of our international subsidiaries. These resources were contracted late in the quarter ended December 31, 2004 and as a result did not make a significant contribution in our financial close for that quarter. During the quarter ended December 31, 2004, we also added personnel in the area of cost accounting and provided additional training to our personnel in certain areas where we had identified deficiencies.
      Also to address the material weaknesses noted in our original Report on Form 10-K filed in December, 2004, we expanded our domestic review of revenue transactions in Japan, including instituting certain procedures for review of revenue in Japan that are consistent with those procedures utilized for revenue review in the U.S. We have strengthened our accounting capability in all of our major international locations through a combination of added personnel, training and more in-depth reviews of financial results.

      Subsequent to December 31, 2004, the following changes occurred in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We hired a new Chief Financial Officer, as of May 31, 2005.

•	We hired a new Vice President of Finance and a new Corporate Controller, each of whom began employment with us in July 2005.

•	We improved our sales certification program to ensure completeness of all documentation relating to complex financial transactions, as well as requiring a review of all material transactions by senior finance personnel.

•	We enhanced controls around the close process and consolidation to ensure timely reconciliations and reviews of all subsidiary and consolidated financial statements.

•	We performed additional training for key personnel in the proper methodology of revenue allocation for undelivered elements and other technical revenue recognition concepts.

•	We implemented a revised signature authorization policy to ensure that all contractual commitments made by the company are properly authorized and accounted for.

•	We strengthened our Disclosure Committee process to ensure that filings are properly reviewed and reflect all known material information required.

•	We hired a new Asia Pacific controller in Korea to oversee Asia accounting personnel and ensure policies and procedures are followed.

•	We improved our reviews of all accounting estimates, ; specifically, excess and obsolete inventory, warranty and other reserves and accruals.
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
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/ A, which is incorporated herein by reference.
	2.	Financial Statement Schedules
The following financial statement schedule is filed as part of this annual report on Form 10-K. All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SCHEDULE II
PHOTON DYNAMICS, INC.
VALUATION AND QUALIFYING ACCOUNT

	Year Ended September 30,

	Balance at			Charged to			Balance at
	Beginning	Charged to		Other			End of
	of Period	Expense		Accounts	Deductions		Period

	(In thousands)
Allowance for doubtful accounts:
2004	$726	—	(1)	—	229	(2)	$497
2003	$1,466	3,132	(1)	—	3,872	(2)	$726
2002	$1,897	111	(1)	—	542	(2)	$1,466

(1)	Includes charges to expense from discontinued operations of approximately $0, $2.9 million and $34,000 in fiscal 2004, 2003 and 2002, respectively.

(2)	Includes write-offs of uncollectible accounts from discontinued operations of approximately $0, $3.9 million and $0 in 2004, 2003 and 2002, respectively.

3.	Exhibits

Number		Exhibit

2	.3(E)	Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.
3	.1(H)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(C)	Bylaws of the Registrant and amendments thereto.
3	.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
10	.1(A)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
10	.2(A)*	1987 Stock Option Plan and Form of Stock Option Agreement.
10	.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.
10	.3.2(H)	First Amendment to Lease between Mission West Properties, L.P. II and the Registrant dated December 7, 2001.
10	.8(M)*	Offer Letter between the Registrant and Elwood Spedden dated February 4, 2003.
10	.9(D)*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated October 15, 1995.
10	.10(P)	Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc., dated May 21, 1999.
10	.11(P)	First Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.
10	.12(P)	Second Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.
10	.13(F)	Agreement for Purchase and Sale of Commercial Property between the Registrant and Integrated Power Chip Corporation dated February 12, 2001.
10	.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.
10	.16(P)	Series E Stock Purchase Warrant for Leader Technologies LTD, dated March 1, 2000.
10	.17(I)	Manufacturing Services Agreement, dated as of December 10, 2001 by and between the Registrant and Sanmina-SCI Corporation.
10	.18(H)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.
10	.19(H)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.
10	.20(L)*	Amended and Restated 1995 Stock Option Plan, as amended.
10	.20.1(W)	Form of Stock Option Agreement under 1995 Stock Option Plan, as amended.
10	.21(L)*	1995 Employee Stock Purchase Plan, as amended.
10	.22(M)*	2001 Equity Incentive Plan, as amended.
10	.22.1(W)	Form of Stock Option Agreement under 2001 Equity Incentive Plan, as amended.
10	.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.
10	.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.
10	.26(V)	Third Amendment to Lease Agreement between the Registrant and Mission West Properties L.P. II dated as of August 2003.
10	.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003.
10	.30(V)*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.

Number		Exhibit

10	.31(V)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.
10	.33(S)*	Separation Agreement, dated December 4, 2003, between Elwood Spedden and Photon Dynamics, Inc.
10	.34(S)	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira.
10	.35(T)*	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.
10	.36(T)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.
10	.37(U)	Confidential Mutual Settlement Agreement and Mutual General Release of All Claims, dated April 22, 2004, between Photon Dynamics, Inc. and Robert L. Thomason, et. al.
10	.38(W)*	Offer Letter between the Registrant and Mark Merrill dated April 27, 2004.
10	.39(W)*	Executive Officer Bonus Compensation Plan.
10	.40(X)*	Outside Director Cash Compensation Arrangement.
21	.1(W)	Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.1(W)	Power of Attorney (included on the signature pages hereto).
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.

(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(D)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 as filed with the SEC on October 27, 1999, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2001, and incorporated herein by reference.

(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the SEC on May 4, 2001, and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on January 24, 2001, and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A as filed with the SEC on July 29, 2002, and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117021) as filed with the SEC on June 30, 2004, and incorporated herein by reference.

(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.

(N)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.

(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.

(P)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC on December 6, 2001, and incorporated here by reference.

(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the SEC on December 11, 2002, and incorporated here by reference.

(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 as filed with SEC on August 14, 2003, and incorporated herein by reference.

(S)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2003 as filed with SEC on February 17, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.34.

(T)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2004 as filed with SEC on May 14, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.36.

(U)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2004 as filed with SEC on August 16, 2004, and incorporated herein by reference. Confidential treatment has been requested for portions of this exhibit.

(V)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC on December 24, 2003, and incorporated here by reference.

(W)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the SEC on December 14, 2004, and incorporated here by reference.

(X)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K/ A, Amendment No. 1, for the fiscal year ended September 30, 2004 as filed with the SEC on December 22, 2004, and incorporated here by reference.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
      (b) Exhibits
      See Item 15(a) above.
      (c) Financial Statement Schedules
      See Item 15(a) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ JEFFREY A. HAWTHORNE

Jeffrey A. Hawthorne
President and Chief Executive Officer
Dated: August 09, 2005

EXHIBIT INDEX

Number		Exhibit

2	.3(E)	Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.
3	.1(H)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(C)	Bylaws of the Registrant and amendments thereto.
3	.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
10	.1(A)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
10	.2(A)*	1987 Stock Option Plan and Form of Stock Option Agreement.
10	.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.
10	.3.2(H)	First Amendment to Lease between Mission West Properties, L.P. II and the Registrant dated December 7, 2001.
10	.8(M)*	Offer Letter between the Registrant and Elwood Spedden dated February 4, 2003.
10	.9(D)*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated October 15, 1995.
10	.10(P)	Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc., dated May 21, 1999.
10	.11(P)	First Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated November 9, 1999.
10	.12(P)	Second Amendment to Lease Agreement between Corridor Park Pointe II, L.P. and Intelligent Reasoning Systems, Inc. dated March 15, 2000.
10	.13(F)	Agreement for Purchase and Sale of Commercial Property between the Registrant and Integrated Power Chip Corporation dated February 12, 2001.
10	.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.
10	.16(P)	Series E Stock Purchase Warrant for Leader Technologies LTD, dated March 1, 2000.
10	.17(I)	Manufacturing Services Agreement, dated as of December 10, 2001 by and between the Registrant and Sanmina-SCI Corporation.
10	.18(H)	Real Estate Sublease by and between the Registrant and Sanmina-SCI Corporation dated December 10, 2001.
10	.19(H)	Amended and Restated Agreement for Purchase of Inventory by and between the Registrant and Sanmina-SCI Corporation dated January 29, 2002.
10	.20(L)*	Amended and Restated 1995 Stock Option Plan, as amended.
10	.20.1(W)	Form of Stock Option Agreement under 1995 Stock Option Plan, as amended.
10	.21(L)*	1995 Employee Stock Purchase Plan, as amended.
10	.22(M)*	2001 Equity Incentive Plan, as amended.
10	.22.1(W)	Form of Stock Option Agreement under 2001 Equity Incentive Plan, as amended.
10	.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.
10	.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.
10	.26(V)	Third Amendment to Lease Agreement between the Registrant and Mission West Properties L.P. II dated as of August 2003.
10	.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003.
10	.30(V)*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.
10	.31(V)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.

Number		Exhibit

10	.33(S)*	Separation Agreement, dated December 4, 2003, between Elwood Spedden and Photon Dynamics, Inc.
10	.34(S)	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira.
10	.35(T)*	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.
10	.36(T)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.
10	.37(U)	Confidential Mutual Settlement Agreement and Mutual General Release of All Claims, dated April 22, 2004, between Photon Dynamics, Inc. and Robert L. Thomason, et. al.
10	.38(W)*	Offer Letter between the Registrant and Mark Merrill dated April 27, 2004.
10	.39(W)*	Executive Officer Bonus Compensation Plan.
10	.40(X)*	Outside Director Cash Compensation Arrangement.
21	.1(W)	Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24	.1(W)	Power of Attorney (included on the signature pages hereto).
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.

(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(D)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 as filed with the SEC on October 27, 1999, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on July 25, 2001, and incorporated herein by reference.

(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed with the SEC on May 4, 2001, and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 as filed with the SEC on January 24, 2001, and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A as filed with the SEC on July 29, 2002, and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117021) as filed with the SEC on June 30, 2004, and incorporated herein by reference.

(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.

(N)	Previously filed as an appendix to the Registrant’s Definitive Proxy Statement as filed with the SEC on November 8, 1999 and incorporated herein by reference.

(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 as filed with the SEC on November 7, 2000 and incorporated herein by reference.

(P)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC on December 6, 2001, and incorporated here by reference.

(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the SEC on December 11, 2002, and incorporated here by reference.

(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 as filed with SEC on August 14, 2003, and incorporated herein by reference.

(S)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2003 as filed with SEC on February 17, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.34.

(T)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2004 as filed with SEC on May 14, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.36.

(U)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2004 as filed with SEC on August 16, 2004, and incorporated herein by reference. Confidential treatment has been requested for portions of this exhibit.

(V)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 as filed with the SEC on December 24, 2003, and incorporated here by reference.

(W)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 as filed with the SEC on December 14, 2004, and incorporated here by reference.

(X)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K/ A, Amendment No. 1, for the fiscal year ended September 30, 2004 as filed with the SEC on December 22, 2004, and incorporated here by reference.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.