Form 10-Q/A
period 2004-12-31
PHOTON DYNAMICS INC
filed 2005-08-09
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/ A
Amendment No. 1

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

PHOTON DYNAMICS, INC.
QUARTERLY REPORT ON FORM 10-Q/ A
FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2004
EXPLANATORY NOTE TO FORM 10-Q/ A AMENDMENT 1
      This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q is being filed (a) to restate certain financial information included in Part I, Items 1 and 2, and amend related disclosures for the reasons set forth in Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1. “Financial Statements (unaudited)” in this amendment and (b) to amend Part 1, Item 4. This Amendment also contains Part II, Item 5, to list the certifications required to be filed as exhibits to this Amendment. This Amendment amends only these items of Form 10-Q as originally filed on February 9, 2005 (the “Original Form 10-Q”), as set forth herein. Unaffected items have not been repeated in this Amendment. Except as expressly stated herein, this report still speaks as of the filing date of the Original Form 10-Q and no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Original Form 10-Q, other than to delete forward-looking statements that have been superseded by subsequent events. Reference to the Quarterly Report on Form 10-Q herein shall refer to the Original Form 10-Q, as amended by this Amendment.
      Some of the statements contained in this Amendment are forward-looking statements, including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in this Amendment that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this Amendment are based on information available to Photon Dynamics on the date hereof, and management assumes no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” plans” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Although Photon Dynamics believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor Photon Dynamics assumes responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Factors Affecting Future Operating Results” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004

	(Restated)	(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,487	$25,483
Short-term investments	64,932	58,672
Accounts receivable, net	35,826	58,341
Inventories	33,708	31,716
Other current assets	4,337	4,536

Total current assets	173,290	178,748
Land, property and equipment, net	20,235	20,337
Other assets	4,510	3,909
Intangible assets, net	4,356	4,753
Goodwill	153	153

Total assets	$202,544	$207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,959	$18,485
Warranty	6,231	6,194
Other current liabilities	10,866	10,231
Deferred gross margin	10,994	11,503

Total current liabilities	40,050	46,413
Other liabilities	1,512	1,528
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	286,324	285,790
Accumulated deficit	(125,661)	(126,178)
Accumulated other comprehensive income	319	347

Total shareholders’ equity	160,982	159,959

Total liabilities and shareholders’ equity	$202,544	$207,900

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
	(Unaudited)
	(In thousands, except
	per share data)
Revenue	$36,639	$24,375
Cost of revenue	22,781	13,412

Gross margin	13,858	10,963

Operating expenses:
Research and development	9,470	5,810
Selling, general and administrative	4,684	4,598
Amortization of intangible assets	397	201
Goodwill impairment charge	—	665
Impairment of purchased intangibles	—	2,089
Gain on sale of fixed assets	—	(10)
Impairment of fixed assets	—	234

Total operating expenses	14,551	13,587

Loss from operations	(693)	(2,624)
Interest income and other, net	1,255	3,771

Income from continuing operations before income taxes and discontinued operations	562	1,147
Provision for income taxes	39	362

Income from continuing operations before discontinued operations	523	785
Income (loss) from discontinued operations	(6)	47

Net income	$517	$832

Income (loss) per share from continuing operations:
Basic	$0.03	$0.05

Diluted	$0.03	$0.05

Income (loss) per share from discontinued operations:
Basic	$(0.00)	$0.00

Diluted	$(0.00)	$0.00

Net income per share:
Basic	$0.03	$0.05

Diluted	$0.03	$0.05

Weighted average number of shares:
Basic	16,872	16,461
Diluted	17,009	17,174
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income from continuing operations	$523	$785
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	1,024	1,020
Amortization of intangible assets	397	201
Impairment of goodwill	—	665
Impairment of purchased intangibles and fixed assets	—	2,323
Stock ownership expense	35	—
Accretion of non-interest bearing notes payable	19	—
Changes in assets and liabilities:
Accounts receivable	22,515	(5,189)
Inventories	(1,990)	(709)
Other current assets	268	2,417
Other assets	(601)	(407)
Accounts payable	(6,526)	413
Other current liabilities	526	(852)
Deferred gross margin	(509)	(784)
Other liabilities	(16)	(53)

Net cash provided by (used in) operating activities from continuing operations	15,665	(170)
Net cash provided by operating activities from discontinued operations	50	653

Net cash provided by operating activities	15,715	483

Cash flows from investing activities:
Purchase of property and equipment	(922)	(5,402)
Purchase of short-term investments	(17,244)	(143,149)
Redemption of short-term investments	10,828	143,963

Net cash used in investing activities from continuing operations	(7,338)	(4,588)

Cash flows from financing activities:
Issuance of common stock	499	1,360

Net cash provided by financing activities from continuing operations	499	1,360

Effect of exchange rate changes on cash and cash equivalents	128	(147)

Net increase (decrease) in cash and cash equivalents from continuing operations	8,954	(3,545)
Net increase in cash and cash equivalents from discontinued operations	50	653

Net increase (decrease) in cash and cash equivalents	9,004	(2,892)
Cash and cash equivalents at beginning of period	25,483	18,305

Cash and cash equivalents at end of period	$34,487	$15,413

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	Basis of Presentation and Summary of Significant Accounting Policies
      Restatement of Financial Statements. In late March of 2005, management of Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) identified an error related to the timing of a portion of revenue recognized in connection with a sales transaction for which revenue was recorded in the fourth quarter of fiscal 2004. The error related to commitments made to a customer for certain system parts and supply contracts with a fair value amounting to approximately $859,000, that were not delivered by September 30, 2004. These additional commitments were made in the course of negotiating a larger sales arrangement with the customer, but were inadvertently not communicated by the Company’s sales people to the accounting department as required by the Company’s policy. These additional commitments were identified to the accounting department in late March 2005 when the customer notified the Company that it wanted to take delivery of certain of the additional committed items. Based on the fair value of the committed but undelivered parts and supply contracts at September 30, 2004, revenue and net income for the quarter ended September 30, 2004 were overstated by $859,000, and deferred revenue at September 30, 2004 was understated by $859,000.
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
      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of the Company’s revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, the Company’s revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. The Company’s current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. For the quarter ended December 31, 2003, revenue and net income were each overstated by $0.1 million. The Company’s accounts receivable and current liabilities were understated by $0.2 million and $0.3 million, respectively, at December 31, 2003. The

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company determined that cost of revenue was not impacted by any of the items discussed above for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, the Company has determined that it is appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      In Note 15 to Part II, Item 8, “Quarterly Consolidated Results of Operations (unaudited)” in the Company’s Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/ A Amendment No. 3 (the “10-K/ A Amendment”) for the year ended September 30, 2004, filed concurrently with this Form 10-Q/ A, the Company adjusted its quarterly results of operations for fiscal 2004 to reflect proper accounting treatment for the transactions related to the investigation. The Company did not amend its Quarterly Reports on Form 10-Q for any of its reported periods in fiscal 2004. All fiscal 2004 amounts reflected in this Form 10-Q/ A reflect the results of the restatement set forth in the 10-K/ A Amendment.
      For additional information related to this restatement, please refer to the 10-K/ A Amendment. The following tables summarize the effect of the restatement on selected unaudited condensed consolidated balance sheet and condensed consolidated statements of operations data for the quarter ended December 31, 2004:

		Cumulative
	December 31,	Effect of Prior		December 31,
	2004	Period		2004
	As Reported	Restatement*	Adjustments	As Restated

		(In thousands)
Consolidated Balance Sheet Data:
Total current assets	$173,290	$—	$—	$173,290
Total assets	202,544	—	—	202,544
Other current liabilities	10,895	(29)	—	10,866
Deferred gross margin	9,878	1,399	(283)	10,994
Total current liabilities	38,963	1,370	(283)	40,050
Accumulated deficit	(124,574)	(1,370)	283	(125,661)
Total liabilities and shareholders’ equity	202,544	—	—	202,544

	Three Months Ended December 31, 2004

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$36,356	$283	$36,639
Loss from operations	(976)	283	(693)
Interest income and other, net	1,255	—	1,255

Income from continuing operations before income taxes	279	283	562
Provision for income taxes	39	—	39

Income from continuing operations	240	283	523
Loss from discontinued operations	(6)	—	(6)

Net income	$234	$283	$517

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended December 31, 2004

	As Reported	Adjustments	As Restated

	(In thousands, except per share data)
Net income per share from continuing operations:
Basic	$0.01	$0.02	$0.03

Diluted	$0.01	$0.02	$0.03

Net loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)	$(0.00)

Net income per share:
Basic	$0.01	$0.02	$0.03

Diluted	$0.01	$0.02	$0.03

Weighted average number of shares:
Basic	16,872	16,872	16,872
Diluted	17,009	17,009	17,009

*	Amount consists of the cumulative effect of prior period adjustments as reported on the Company’s Annual Report on Form 10-K/ A, Amendment No. 3 for the fiscal year ended September 30, 2004
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
      These financial statements and notes should be read in conjunction with “Item 8, Financial Statements and Supplementary Data” included in the Company’s 10-K/ A Amendment. Operating results for the three months ended December 31, 2004, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2005.
      The condensed consolidated balance sheet as of September 30, 2004 is derived from the Company’s audited consolidated financial statements as of September 30, 2004, included in the Company’s 10K/ A Amendment filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.
      Description of Operations and Principles of Consolidation. Photon Dynamics is a supplier of integrated yield management solutions for the flat panel display industry. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and disclosure’ and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions:

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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information for the three months ended December 31, 2004 and 2003 is as follows:

	Three Months
	Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
	(In thousands, except per
	share data)
Net income — as reported	$517	$832
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,017)	(2,131)

Net loss — pro forma	$(1,500)	$(1,299)

Basic net income per share — as reported	$0.03	$0.05
Diluted net income per share — as reported	$0.03	$0.05
Basic net loss per share — pro forma	$(0.09)	$(0.08)
Diluted net loss per share — pro forma	$(0.09)	$(0.08)
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	Financial Statement Components

	December 31,	September 30,
	2004	2004

	(In thousands)
Accounts receivable:
Accounts receivable, gross	$36,322	$58,838
Allowance for doubtful accounts	(496)	(497)

Total	$35,826	$58,341

Inventories:
Raw materials	$18,650	$15,529
Work-in-process	14,354	15,046
Finished goods	704	1,141

Total	$33,708	$31,716

	(Restated)	(Restated)
Other current liabilities:
Compensation	$3,958	$3,984
Obligation to a manufacturing subcontractor in connection with inventory purchases	623	623
Accrued closing costs associated with discontinued operations	443	449
Notes Payable	1,508	1,534
Other accrued expenses	4,334	3,641

Total	$10,866	$10,231

Accumulated other comprehensive income:
Foreign currency translation adjustments	$661	$533
Unrealized losses on available for sale securities	(342)	(186)

Total	$319	$347

NOTE 3 —	Discontinued Operations

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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

NOTE 4 —	Goodwill and Other Purchased Intangible Assets

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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Intangible Assets
      Information regarding the Company’s intangible assets is as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total

	(In thousands)
Balance as of September 30, 2004	$932	$2,109	$949	$763	$4,753
Amortization during the period	(63)	(150)	(95)	(89)	(397)

Balance as of December 31, 2004	$869	$1,959	$854	$674	$4,356

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

NOTE 5 —	Derivative Financial Instruments
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
      The Company’s international sales are primarily denominated in U.S. dollars although approximately $11.5 million of revenue that was recognized in the first quarter of fiscal 2005 was invoiced in Japanese Yen. For foreign currency denominated sales; however, the volatility of the foreign currency markets could impact the Company’s margin. The Company defines its exposure as the risk of changes in the functional-currency-

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. The Company records the mark-to-market change in fair value of its derivative instruments within “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. The Company did not have any forward sales contracts at December 31, 2004. At December 31, 2003, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. The Company did not qualify these forward sales contract as hedging instruments, as defined by FAS 133, and, as such, recorded the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Condensed Consolidated Statements of Operations. The Company recorded a net gain of approximately $0 and $208,000, respectively, in the first quarter of fiscal year 2005 and 2004. These gains are included in “Interest income and other, net” in the Condensed Consolidated Statements of Operations. The fair value of these open contracts at December 31, 2004 and 2003 were approximately $0 and $329,000, respectively, and were included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

NOTE 6 —	Comprehensive Income
      The components of comprehensive income (loss) were as follows:

	Three Months
	Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
	(In thousands)
Net income	$517	$832
Other comprehensive loss:
Net change in unrealized losses on investments	(156)	(130)
Change in foreign currency translation	128	(147)

Other comprehensive loss	(28)	(277)

Total comprehensive income	$489	$555

NOTE 7 —	Net Income Per Share
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share:

	Three Months
	Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
	(In thousands, except per
	share data)
Numerator:
Net income from continuing operations before discontinued operations	$523	$785
Net income (loss) from discontinued operations	(6)	47

Net income	$517	$832

Denominator:
Weighted average shares for basic net income per share	16,872	16,461
Effect of dilutive securities: Employee stock options	137	713

Weighted average shares for diluted net income per share	17,009	17,174

Earnings per share:
Basic net income per share:
Net income from continuing operations	$0.03	$0.05
Net income (loss) from discontinued operations	0.00	0.00

Net income per share	$0.03	$0.05

Diluted net income per share:
Net income from continuing operations	$0.03	$0.05
Net income (loss) from discontinued operations	0.00	0.00

Net income per share	$0.03	$0.05

      During the three month periods ended December 31, 2004 and 2003, options to purchase 1,236,827 and 175,815 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.

NOTE 8 —	Commitments and Contingencies

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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Although the Company cannot predict the outcome of this litigation, the Company believes that any adverse judgment in this litigation would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
      The Company filed a lawsuit captioned Photon Dynamics, Inc. vs. PanelVision Technology and Guillermo Toro-Lira, No. CO202563PJH, filed on May 28, 2002 in the U.S. District Court for the Northern District of California, County of Santa Clara. The Company was alleging infringement of a U.S. Patent owned by it and was seeking full compensatory damages and an injunction against the defendants. On July 17, 2002, the defendants answered the Company’s complaint and asserted a counterclaim alleging damages of at least $6.0 million in compensatory damages for loss of business. On January 23, 2003, the Company added Shimadzu Corporation as an additional defendant. On April 23, 2003, the defendants added additional counterclaims against the Company alleging violations of the antitrust laws and requesting the damages sought to be trebled. Subsequently, the court bifurcated the antitrust claims of Toro-Lira and Shimadzu Corporation against the Company, thus deferring any consideration of these claims until the conclusion of the patent infringement issues. On October 16, 2003, the parties to the litigation settled all litigation between them regarding US Patent 5,081,687, US Reissue Patent No. 37,847, and Japanese Patent 3292990. Pursuant to the settlement agreement between the parties, Shimadzu Corporation, companies affiliated with Shimadzu, and customers of Shimadzu are irrevocably licensed world-wide under US Patent 5,081,687, US Reissue Patent No. 37,847, Japanese Patent 3292990 and any corresponding patents to manufacture, use, and sell e-beam based panel test equipment designed by or for Shimadzu. All other terms of the settlement agreement are confidential. The proceeds of this settlement are included in “Interest income and other, net,” in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2003.
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

NOTE 9 —	Geographic Information
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months
	Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
	(In thousands)
Revenue:
Korea	$6,380	$11,172
Taiwan	8,339	7,271
Japan	11,533	5,932
China	10,387	—

Total	$36,639	$24,375

      The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months
	Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
Revenue:
ArrayCheckertm	64%	79%
ArraySavertm	29%	14%
Spares and other	7%	7%

Total	100%	100%

      Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months
	Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
Customer A	17%	16%
Customer B	*	25%
Customer C	29%	*
Customer D	*	23%
Customer E	*	16%
Customer F	31%	*
Customer G	18%	13%

*	Customer accounted for less than 10% of total revenue for the period

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	December 31	September 30
	2004	2004

Customer A	17%	29%
Customer B	23%	*
Customer E	*	16%
Customer F	26%	13%
Customer G	10%	*
Customer H	*	12%

*	Customer accounted for less than 10% of total gross accounts receivable for the period
      Long-lived assets by geographical area are as follows:

	December 31	September 30
	2004	2004

	(In thousands)
United States	$22,400	$22,889
Canada	1,897	1,947
Other	447	407

Total	$24,744	$25,243

NOTE 10 —	Related Party Transactions
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

NOTE 11 —	Provision for Income Taxes
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
      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2004, contained in our Annual Report on Form 10-K, as amended.
Restatement of Financial Statements
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
      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of Photon Dynamics’ revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, Photon Dynamics’ revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. Photon Dynamics’ current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. For the quarter ended December 31, 2003, revenue and net income were each overstated by $0.1 million. Photon Dynamics’ accounts receivable and current liabilities were understated by $0.2 million and $0.3 million, respectively, at December 31, 2003. Photon Dynamics determined that cost of revenue was not impacted by any of the items discussed above for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, Photon Dynamics has determined that it is appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      As a result of the investigation, Photon Dynamics filed a Form 10-K/ A, Amendment No. 3 (the “10-K/A Amendment”) and this Form 10-Q/ A, Amendment No. 1 (this “Form 10-Q/ A”) to reflect proper accounting treatment for transactions related to its review of its fiscal year ended September 30, 2004 and its fiscal quarter ended December 31, 2004, respectively. The restated results of operations primarily reflect the timing of revenues between quarters and between fiscal periods 2004 and 2005 and does not represent an overall reduction in revenue that would ultimately be recognized on the sales transactions.
      In Note 15 to Part II, Item 8, “Quarterly Consolidated Results of Operations (unaudited)” in the Photon Dynamics’ Notes to Consolidated Financial Statements of the 10-K/ A Amendment for the year ended September 30, 2004, filed concurrently with this Form 10-Q/ A, Photon Dynamics adjusted its quarterly results of operations for fiscal 2004 to reflect proper accounting treatment for the transactions related to the investigation. Photon Dynamics did not amend its Quarterly Reports on Form 10-Q for any of its reported periods in fiscal 2004. All fiscal 2004 amounts reflected in this Form 10-Q/ A reflect the results of the restatement set forth in the 10K/ A Amendment.
      The Audit Committee’s investigation did not support a conclusion that any fraudulent or deceptive act had been committed, but rather that the errors were due to internal control weaknesses as mentioned above.
      For additional information related to this restatement, please refer to the 10-K/ A Amendment, filed concurrently with this Form 10-Q/ A.
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

focus on our ArrayTest product, our camera development for all of our products, and our repair and defect classification algorithms for the ArraySavertm and PanelMastertm products.

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

Backlog
      Our backlog for unshipped system orders as of December 31, 2004, was approximately $61.8 million. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within the next twelve months from December 31, 2004 and which are reasonably expected to be filled within that time frame. All orders are subject to delay or cancellation with limited penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, cyclical nature of customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
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

	Three Months
	Ended
	December 31,

	2004	2003

	(Restated)	(Restated)
Revenue	100.0%	100.0%
Cost of revenue	62.2	55.0

Gross margin	37.8	45.0

Operating expenses:
Research and development	25.8	23.8
Selling, general and administrative	12.8	18.9
Amortization of intangible assets	1.1	0.8
Goodwill impairment charge	—	2.7
Impairment of purchased intangibles	—	8.6
Impairment of fixed assets	—	1.0

Total operating expenses	39.7	55.8

Loss from operations	(1.9)	(10.8)
Interest income and other, net	3.4	15.5

Income from continuing operations before income taxes and discontinued operations	1.5	4.7
Provision for income taxes	0.1	1.5

Income from continuing operations	1.4	3.2
Income (loss) from discontinued operations	0.0	0.2

Net income	1.4	3.4

Revenue

	Three Months
	Ended
	December 31,

	2004	Change	2003

	(Restated)		(Restated)
	(Dollars in millions)
Revenue	$36.6	50%	$24.4
      The increase in revenue for the three months ended December 31, 2004 over the same period of the prior year was primarily due to the continued expansion of our customers’ manufacturing capacity. Flat panel display manufacturers continue to increase capacity to meet computer notebook, monitor and television demand. Though over-supply in the FPD market caused revenue in the quarter ended December 31, 2004 to decrease from revenue of $52.8 million in the quarter ended September 30, 2004, flat panel display manufacturers continued to invest to keep pace with forecasted AMLCD demand.
      Total revenue from our Generation 5 and earlier generation products represented approximately 32% and 70% of revenue in the three month periods ended December 31, 2004 and 2003, respectively. The quarter-over-quarter decrease was due primarily to the increase in revenue from our new Generation 6 products. Revenue from our Generation 6 products represented approximately 61% and 23% of revenue in the three month periods ended December 31, 2004 and 2003, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, we have historically experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 ArrayCheckertm products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySavertm products were relatively flat as compared to the prior generations. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 6 and future generation products.
      The increase in revenue for the three months ended December 31, 2004 as compared to the same period of the prior fiscal year was due to increased shipments of both our ArrayCheckertm and ArraySavertm products. Revenue from our ArrayCheckertm products represented approximately 64% and 79% of our total revenue for the three months ended December 31, 2004 and 2003, respectively. Revenue from our test products increased in absolute dollars primarily due to the continued expansion of our customers’ manufacturing capacity. Revenue from our test products decreased as a percentage of revenue due primarily to the increase in revenue from our repair products. Revenue from our ArraySavertm products represented approximately 29% and 14% of our total revenue for the three months ended December 31, 2004 and 2003, respectively. Revenue from our repair products have increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size processed in factories that use Generation 6 and due to expansion of customer manufacturing facilities. The cost of yield loss associated with large panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields. Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. Revenue for the three months ended December 31, 2004 includes a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same period in the prior fiscal year. Spare part sales represented approximately 7% of our total revenue in both three month periods ended December 31, 2004 and 2003.
      Our international revenue is derived from customers in Korea, Taiwan, Japan and China. International revenue represented 100% of our revenue in both the three-month periods ended December 31, 2004 and 2003. For the three month period ended December 31, 2004, revenue from customers in Korea decreased approximately $5 million, or 43%, revenue from customers in Taiwan increased approximately $1 million, or 15%, and revenue from customers in Japan increased approximately $6 million, or 94%, compared to the same period of the prior fiscal year. The remainder of the revenue in the three months ended December 31, 2004, consisting of approximately $10 million, was derived from customers based in China. There was no corresponding revenue from customers in China in the same quarter of the preceding fiscal year. In the three months ended December 31, 2004, approximately $11.5 million of our sales were made in currencies other than U.S. dollars.

Gross Margin

	Three Months
	Ended
	December 31,

	2004	Change	2003

	(Restated)		(Restated)
Gross Margin	38%	(16)%	45%
      In the first quarter of fiscal 2005, gross margin was impacted by a more heavily weighted mix of our lower margin ArraySavertm systems compared to our higher margin ArrayCheckertm products and the under-utilization of our San Jose facilities. Gross margin in the three months ended December 31, 2003 benefited from increased manufacturing efficiencies attributable to greater utilization of our then available manufacturing capacity, a more heavily weighted mix to our higher margin ArrayCheckertm systems and a higher level of revenue, as a percent of total revenue, recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered.

      Key factors that may impact our future gross margin include:

•	Our revenue mix between higher margin ArrayCheckertm systems and lower margin ArraySavertm and PanelMastertm systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with developing new products;

•	Competitive pricing pressures, particularly in the array repair market; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.

Research and Development

	Three Months
	Ended
	December 31,

	2004	Change	2003

	(Dollars in millions)
Expense	$9.5	63%	$5.8
Percent of Revenue	26%		24%
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
      We expect to continue to expand our research and development efforts to address three areas:

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

Selling, General and Administrative

	Three Months
	Ended
	December 31,

	2004	Change	2003

	(Dollars in millions)
Expense	$4.7	2%	$4.6
Percent of Revenue	13%		19%
      Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, accounting, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were relatively flat in absolute dollars in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year. We expect our selling, general and administrative expenses in fiscal 2005 to be higher in absolute dollars as compared to fiscal 2004 due to investments we have made, and will continue to make, in the marketing area and in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as well as the costs of the investigation relating to the restatement.

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

Interest Income and Other, Net

	Three Months
	Ended
	December 31,

	2004	Change	2003

	(Dollars in millions)
Income	$1.3	(67)%	$3.8
Percent of Revenue	3%		16%
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
      The effective tax rates for the three month periods ended December 31, 2004 and 2003 were 7% and 32%, respectively. Our provision for income taxes for the three months ended December 31, 2003 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. The effective tax rate in both periods is lower than the statutory rate due to tax benefits arising from net operating losses. The effective tax rate is a combination of foreign income taxes and domestic alternative minimum taxes.
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
Liquidity and Capital Resources
      We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $133.2 million as of December 31, 2004, compared to $132.3 million as of September 30, 2004. A major component of working capital is $99.4 million of cash, cash equivalents and short-term investments as of December 31, 2004, compared to $84.2 million as of September 30, 2004.

Operating Activities of Continuing Operations
      Cash provided by operating activities from continuing operations was $15.7 million in the first three months of fiscal 2005. In the first quarter of fiscal 2005, cash was provided by net income adjusted for non-cash related items. We generated $13.7 million of cash by reducing our investment in working capital, the primary sources being: (a) a decrease of approximately $22.5 million in our net accounts receivable, resulting primarily from collections on the September 30, 2004 balance and from sales decreasing from approximately $52.8 million in the fourth quarter of fiscal 2004 to approximately $36.6 million in our first quarter of fiscal 2005, and the timing of shipments in our first quarter; and (b) an increase of approximately $2.0 million in our net inventory partially offset by a $6.5 million decrease in accounts payable primarily related to inventory purchases.

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
      We reported net losses for each of the fiscal years ended September 30, 2003 and 2002. Although we reported profits in each of the four quarters of fiscal 2004 and in the first quarter of fiscal 2005, in the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we have increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. In addition, we expect our selling, general and administrative expenses in fiscal 2005 to be higher in absolute dollars as compared to fiscal 2004 due to investments we intend to make in the marketing area and compliance with section 404 of the Sarbanes-Oxley Act of 2002 and as a result of the investigation relating to the restatement of our financial results. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to maintain our recently achieved profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

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
      The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first quarter of fiscal 2005 and 2004 is as follows: our top four customers accounted for 95% of our revenue in the first three months of fiscal 2005; and our top five customers accounted for 92% of our revenue in the first three months of fiscal 2004.

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
      We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we experienced technical delays relating to the introduction of our ArrayCheckertm 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. In addition, beginning in the third quarter of fiscal 2004, initial shipments of the Generation 7 ArrayCheckertm, ArraySavertm and PanelMastertm systems were shipped later than the customers requested delivery dates.
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
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our Annual Report on Form 10-K for our fiscal year 2005, to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. We are executing an internal plan of action for compliance, which includes a timeline and scheduled activities. However, we have limited time to complete the process and significant effort remains to be able to determine that our internal control over financial reporting is effective, and to enable our independent registered public accounting firm to concur with our assessment. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. This is especially true because we have had a number of material weaknesses, as described in Item 4 of Part 1 of this report, that we have been remediating, which has been expensive and time consuming. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and result in a decline of our stock price.
      We have recently disclosed material weaknesses in our internal control over financial close process and sales order fulfillment process and revenue recognition process as discussed in Item 4 “Controls and Procedures” and Item 9A of our Annual Report on Form 10-K/ A, Amendment No. 3 filed with the SEC concurrently with this Form 10-Q/ A. Although we have committed significant resources to remediate these weaknesses, there can be no assurances that we will not have material weaknesses at the end of the fiscal year, or that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may occur in the future or new material weaknesses may be found to exist, these material weaknesses may have a material effect on our company, or our results of operations, or result in a failure to meet our reporting obligations.

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
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has announced changes to U.S. generally accepted accounting principles that will require us to record charges to earnings for employee stock option grants. These rules become effective in the fourth quarter of fiscal 2005. We believe this accounting standard will negatively impact our earnings. For example, recording a charge for employee stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” would have decreased net income by $2.0 million and $2.1 million for the first quarter of fiscal 2005 and 2004, respectively. See Note 1 to the Notes to Condensed Consolidated Financial Statements — Summary of Significant Accounting Policies — Stock-Based Compensation Plans. In addition, new regulations implemented by The Nasdaq National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

ITEM 4.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, for the reasons cited below.
      Efforts to Address Existing Material Weaknesses and Other Deficiencies. In our Annual Report on Form 10-K filed on December 14, 2004 for our fiscal year ended September 30, 2004, as updated by our Annual Report on Form 10-K/ A, Amendment No. 3 (the “10-K/ A Amendment”), we disclosed that in connection with our year end close and audit processes, a number of issues were discovered, which resulted in adjustments in our financial statements. Further analysis of the nature of the adjustments and the associated internal controls led management to conclude that these adjustments were the result of material weaknesses in our internal controls over the financial close process. The material weaknesses consist of failures to ensure:

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
      In addition to the material weaknesses identified above, management also identified a number of internal control deficiencies that management has concluded do not constitute material weaknesses.
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
      As part of its investigation, the Audit Committee, with the assistance of outside legal counsel, the forensic accounting firm and the electronic data recovery firm, reviewed sales transactions for fiscal 2004, and for the first two quarters of fiscal 2005. In addition to the error in the accounting for the transaction described above identified by management, the ensuing investigation revealed several other adjustments to revenue, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements. We believe these failures were due in part to an additional material weakness related to our sales order fulfillment and revenue recognition process as discussed in this 10-Q/ A and in our 10-K/ A Amendment.
      The Audit Committee’s investigation did not support a conclusion that any fraudulent or deceptive act had been committed, but rather that the errors were due to internal control weaknesses as mentioned above.

Changes in Internal Control Over Financial Reporting in the First Quarter of Fiscal 2005
      We have taken a number of steps to remediate the material weaknesses noted in our original Report on Form 10-K filed in December 2004 and the additional material weakness related to our sales order fulfillment and revenue recognition process as discussed above, and otherwise strengthen our disclosure controls and procedures and internal controls over financial reporting at December 31, 2004. We have contracted with several independent consultants to help manage the workload associated with the increasing demands in preparation for our fiscal year 2005 compliance with Section 404 of the Sarbanes Oxley Act of 2002 and to help with the financial close process. These additional resources are intended to allow certain members of our financial staff adequate time to perform a more detailed level of review of the financial statements and supporting documentation, including a more comprehensive review process of the financial statements and supporting schedules of our international subsidiaries. These resources were contracted late in the quarter ended December 31, 2004 and as a result did not make a significant contribution in our financial close for that quarter. During the quarter ended December 31, 2004, we also added personnel in the area of cost accounting and provided additional training to our personnel in certain areas where we had identified deficiencies.
      Also to address the material weaknesses noted in our original Report on Form 10-K filed in December, 2004, we expanded our domestic review of revenue transactions in Japan, including instituting certain procedures for review of revenue in Japan that are consistent with those procedures utilized for revenue review in the U.S.

Changes in Internal Control Over Financial Reporting Subsequent to the First Quarter of Fiscal 2005
      Subsequent to December 31, 2004, the following changes occurred in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We hired a new Chief Financial Officer, as of May 31, 2005.

•	We hired a new Vice President of Finance and a new Corporate Controller, each of whom began employment with us in July 2005.

•	We improved our sales certification program to ensure completeness of all documentation relating to complex financial transactions, as well as requiring a review of all material transactions by senior finance personnel.

•	We enhanced controls around the close process and consolidation to ensure timely reconciliations and reviews of all subsidiary and consolidated financial statements.

•	We performed additional training for key personnel in the proper methodology of revenue allocation for undelivered elements and other technical revenue recognition concepts.

•	We implemented a revised signature authorization policy to ensure that all contractual commitments made by the company are properly authorized and accounted for.

•	We strengthened our Disclosure Committee process to ensure that filings are properly reviewed and reflect all known material information required.

•	We hired a new Asia Pacific controller in Korea to oversee Asia accounting personnel and ensure policies and procedures are followed.

•	We improved our reviews of all accounting estimates; specifically, excess and obsolete inventory, warranty and other reserves and accruals.
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
PART II. OTHER INFORMATION

ITEM 6.	Exhibits
Exhibits

Number		Exhibit

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3	.3(2)	Bylaws of the Registrant and amendments thereto.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

10	.41(5)	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated December 22, 2004.

10	.42(3)	Cash Compensation Policy for the Registrant’s outside directors.

10	.43(4)	Form of Indemnification Agreement to be used between the Registrant and each of its executive officers and directors.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed under the heading “Change in Compensation of Outside Directors” of Item 1.01 of the Registrant’s Current Report on form 8-K as filed with the Securities and Exchange Commission on October 25, 2004, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 20, 2004, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2004 as filed with the SEC on February 9, 2005, and incorporated here by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ Maureen L. Lamb

Maureen L. Lamb
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)
Dated: August 9, 2005

Exhibit Index

Number		Exhibit

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3	.3(2)	Bylaws of the Registrant and amendments thereto.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

10	.41(5)	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated December 22, 2004.

10	.42(3)	Cash Compensation Policy for the Registrant’s outside directors.

10	.43(4)	Form of Indemnification Agreement to be used between the Registrant and each of its executive officers and directors.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed under the heading “Change in Compensation of Outside Directors” of Item 1.01 of the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 25, 2004, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 20, 2004, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2004 as filed with the SEC on February 9, 2005, and incorporated here by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.