Form 10-Q
period 2005-03-31
PHOTON DYNAMICS INC
filed 2005-08-09
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      As of April 29, 2005, there were 16,986,888 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,111	$25,483
Short-term investments	76,936	58,672
Accounts receivable, net	17,681	58,341
Inventories	31,458	31,716
Other current assets	5,742	4,536

Total current assets	155,928	178,748
Land, property and equipment, net	21,222	20,337
Other assets	4,160	3,909
Intangible assets, net	3,958	4,753
Goodwill	153	153

Total assets	$185,421	$207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,215	$18,485
Warranty	6,201	6,194
Other current liabilities	9,556	10,231
Deferred gross margin	8,314	11,503

Total current liabilities	32,286	46,413
Other liabilities	1,508	1,528
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	287,465	285,790
Accumulated deficit	(136,007)	(126,178)
Accumulated other comprehensive income	169	347

Total shareholders’ equity	151,627	159,959

Total liabilities and shareholders’ equity	$185,421	$207,900

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share data)
Revenue	$25,326	$26,182	$61,965	$50,557
Cost of revenue	18,768	14,183	41,549	27,595

Gross margin	6,558	11,999	20,416	22,962

Operating expenses:
Research and development	9,818	6,144	19,288	11,954
Selling, general and administrative	6,107	3,966	10,791	8,564
Amortization of intangible assets	398	60	795	261
Gain on sale of fixed assets	—	(20)	—	(30)
Impairment of goodwill	—	—	—	665
Impairment of purchased intangibles	—	—	—	2,089
Impairment of property and equipment	382	—	382	234

Total operating expenses	16,705	10,150	31,256	23,737

Income (loss) from operations	(10,147)	1,849	(10,840)	(775)
Interest income and other, net	164	334	1,419	4,105

Income (loss) from continuing operations before income taxes and discontinued operations	(9,983)	2,183	(9,421)	3,330
Provision for income taxes	359	64	398	426

Income (loss) from continuing operations before discontinued operations	(10,342)	2,119	(9,819)	2,904
Loss from discontinued operations	(4)	(1,276)	(10)	(1,229)

Net income (loss)	$(10,346)	$843	$(9,829)	$1,675

Income (loss) per share from continuing operations:
Basic	$(0.61)	$0.13	$(0.58)	$0.18

Diluted	$(0.61)	$0.12	$(0.58)	$0.17

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.08)	$(0.00)	$(0.07)

Diluted	$(0.00)	$(0.07)	$(0.00)	$(0.07)

Net income (loss) per share:
Basic	$(0.61)	$0.05	$(0.58)	$0.10

Diluted	$(0.61)	$0.05	$(0.58)	$0.10

Weighted average number of shares:
Basic	16,948	16,572	16,909	16,517
Diluted	16,948	17,172	16,909	17,174
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,

	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(9,819)	$2,904
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	2,827	2,082
Amortization of intangible assets	795	261
Impairment of goodwill	—	665
Impairment of purchased intangibles and property and equipment	382	2,323
Stock ownership expense	35	82
Accretion of non-interest bearing notes payable	39	—
Changes in assets and liabilities:
Accounts receivable	40,660	(18,851)
Inventories	260	(11,186)
Other current assets	(1,066)	1,725
Other assets	(251)	(1,363)
Accounts payable	(10,270)	10,224
Other current liabilities	(85)	(895)
Deferred gross margin	(3,189)	(291)
Other liabilities	(45)	(32)

Net cash provided by (used in) operating activities from continuing operations	20,273	(12,352)
Net cash used in operating activities from discontinued operations	(436)	(28)

Net cash provided by (used in) operating activities	19,837	(12,380)

Cash flows from investing activities:
Purchase of property and equipment	(4,094)	(7,861)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	—	(300)
Acquisition of certain intangible assets upon termination of a distributor agreement	—	(1,138)
Purchase of short-term investments	(40,519)	(290,421)
Redemption of short-term investments	21,998	303,247

Net cash provided by (used in) investing activities from continuing operations	(22,615)	3,527

Cash flows from financing activities:
Issuance of common stock	1,640	3,520
Net repayment of short-term borrowings	(192)	—

Net cash provided by financing activities from continuing operations	1,448	3,520
Net cash used in financing activities from discontinued operations	(121)	—

Net cash provided by financing activities	1,327	3,520

Effect of exchange rate changes on cash and cash equivalents	79	(99)

Net decrease in cash and cash equivalents from continuing operations	(815)	(5,404)
Net decrease in cash and cash equivalents from discontinued operations	(557)	(28)

Net decrease in cash and cash equivalents	(1,372)	(5,432)
Cash and cash equivalents at beginning of period	25,483	18,305

Cash and cash equivalents at end of period	$24,111	$12,873

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
      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of the Company’s revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, the Company’s revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. The Company’s current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. For the three and six months ended March 31, 2004, revenue and net income were each overstated by approximately $296,000 and $420,000, respectively. The Company’s current liabilities were understated by approximately $420,000 at March 31, 2004. The Company determined that cost of revenue was not impacted by any of the items discussed above

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, the Company determined that it was appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      In Note 15 to Part II, Item 8, “Quarterly Consolidated Results of Operations (unaudited)” in the Company’s Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/ A Amendment No. 3 (the “10-K/ A Amendment”) for the year ended September 30, 2004, filed concurrently with this Form 10-Q, the Company adjusted its quarterly results of operations for fiscal 2004 to reflect proper accounting treatment for the transactions related to the investigation. The Company did not amend its Quarterly Reports on Form 10-Q for any of its reported periods in fiscal 2004. All fiscal 2004 amounts reflected in this Form 10-Q reflect the results of the restatement set forth in the 10-K/ A Amendment.
      For additional information related to this restatement, please refer to the 10-K/ A Amendment.
      Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Photon Dynamics, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.
      These financial statements and notes should be read in conjunction with “Item 8 Financial Statements and Supplementary Data” included in the 10-K/ A Amendment. Operating results for the three and six month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2005.
      The condensed consolidated balance sheet as of September 30, 2004, is derived from the Company’s audited consolidated financial statements as of September 30, 2004, included in the Company’s 10-K/ A Amendment for the fiscal year ended September 30, 2004 filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition, the allowance for doubtful accounts, inventory write-downs, warranty accruals, impairment of goodwill, other acquired intangible assets and long-lived assets, acquired in-process research and development and litigation and contingency assessments.
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
      Concentration of Credit and Other Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of available for sale securities, trade accounts receivable and, at March 31, 2004, derivative financial instruments used to mitigate the effect of exchange rate changes.
      The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.
      The Company’s customers are located in Korea, Taiwan, Japan and China. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectability of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $6.1 million and $17.6 million of revenue that was recognized in the three and six months ended March 31, 2005 and approximately $2.5 million and $7.0 million of revenue that was recognized in the three and six months ended March 31, 2004 were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. The Company believes its credit evaluation prior to shipment and subsequent monitoring of customer status mitigates its credit risk.
      The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions, and to date, no such counterparty has failed to meet its financial obligations to the Company. Photon Dynamics does not anticipate nonperformance by these counterparties. The Company had no outstanding foreign exchange forward contracts at March 31, 2005 or September 30, 2004.
      The Company’s products include certain components that are currently purchased from a single vendor. The Company believes that other vendors would be able to provide similar components; however, the

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate inventory of critical single-sourced components.
      Revenue Recognition. Photon Dynamics derives revenue primarily from the sale and installation of equipment and spare part sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Persuasive evidence of an arrangement exists when a sales quotation outlining the terms and conditions of the arrangement has been issued to the customer and a purchase order has been received from the customer accepting the terms of the sales quotation and stating, at a minimum, the number of systems ordered and the value of the overall arrangement.
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
      Terms and conditions of the Company’s sale of products to its value-added reseller are generally consistent with terms and conditions offered to other customers and title typically transfers to the value-added reseller upon shipment. The Company does not grant any rights of return, stock rotation or price protection for its product sales to its value-added reseller. Accordingly, sales transactions with the value-added reseller, consisting of $0 and $76,000 in the three month period ended March 31, 2005 and 2004, respectively, and $0 and $6.0 million in the six month period ending March 31, 2005 and 2004, respectively, are recorded in accordance with the policy stated above.
      The Company has a policy to record a provision based on historical rates for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue.
      The Company’s products are subject to warranty and such estimated costs are provided for in cost of revenue when product revenue is recognized. Installation is not essential to the functionality of the products as this service does not alter the product capabilities, does not require specialized skills or tools and can be performed by other vendors.
      Shipping Costs. The Company’s shipping and handling costs are included under cost of revenue for all periods presented. In those instances where the Company charges its customers for shipping and handling, the amounts billed are classified as revenue.
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
      Interest Income. Interest income was approximately $512,000 and $393,000 for the three months ended March 31, 2005 and 2004, respectively, and $889,000 and $611,000 for the six months ended March 31, 2005 and 2004, respectively.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-Based Compensation Plans. The Company accounts for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
      Pro forma information regarding net income (loss) and earnings per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by SFAS No. 148, “Accounting for Stock-based Compensation — Transition and disclosure” and has been determined as if the Company had accounted for its employee stock purchase plan and employee stock options granted under the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2005	2004	2005	2004

Stock option plan:
Expected stock price volatility	0.84	0.80	0.74	0.88
Average Risk free interest rate	3.74%	2.18%	3.04%	2.38%
Expected life of options (years)	5.0	4.4	5.3	5.1
Stock purchase plan:
Expected stock price volatility	0.65	0.96	0.65	0.96
Average Risk free interest rate	2.52%	2.13%	2.52%	2.13%
Expected life of plan (years)	1.3	2.0	1.3	2.0
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
      For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information for the three and six months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands, except per share data)
Net income (loss) — as reported	$(10,346)	$843	$(9,829)	$1,675
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,922)	(1,245)	(3,929)	(3,891)

Net loss — pro forma	$(12,268)	$(402)	$(13,758)	$(2,216)

Basic net income (loss) per share — as reported	$(0.61)	$0.05	$(0.58)	$0.10
Diluted net income (loss) per share — as reported	$(0.61)	$0.05	$(0.58)	$0.10
Basic net loss per share — pro forma	$(0.72)	$(0.02)	$(0.81)	$(0.13)
Diluted net loss per share — pro forma	$(0.72)	$(0.02)	$(0.81)	$(0.13)

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Recent Accounting Pronouncements. In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB staff position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-01. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have material impact on the Company’s consolidated results of operations, financial position or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision. However, at this time it is not anticipated that the Provision will result in a material impact on the Company’s effective tax rate.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for the Company beginning in the first quarter of fiscal 2006. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s results of operations

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and financial condition. The Company has not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

NOTE 2 —	Financial Statement Components

	March 31,	September 30,
	2005	2004

	(Unaudited)
	(In thousands)
Accounts receivable:
Accounts receivable, gross	$17,852	$58,838
Allowance for doubtful accounts	(171)	(497)

Total	$17,681	$58,341

Inventories:
Raw materials	$14,901	$15,529
Work-in-process	16,070	15,046
Finished goods	487	1,141

Total	$31,458	$31,716

Other current liabilities:		(Restated )
Compensation	$3,718	$3,984
Obligation to a manufacturing subcontractor in connection with inventory purchases	—	623
Accrued closing costs associated with discontinued operations	423	449
Vendor Obligations	1,669	669
Notes Payable	1,058	1,534
Other accrued expenses	2,688	2,972

Total	$9,556	$10,231

Accumulated other comprehensive income:
Foreign currency translation adjustments	$612	$533
Unrealized losses on available for sale securities	(443)	(186)

Total	$169	$347

NOTE 3 —	Discontinued Operations

Printed Circuit Board Assembly Inspection Business
      The Company formerly had a business which sold printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit this business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented. As of March 31, 2005, the Company is attempting to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any additional costs associated with this discontinued operation.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment for the three and six months ended March 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Revenue	$—	$—	$—	$83
Cost of revenue	(132)	(102)	(132)	(93)

Gross margin	132	102	132	176

Operating expenses:
Selling, general and administrative	135	1,344	139	1,406

Total operating expenses	135	1,344	139	1,406

Loss from discontinued operations	$(3)	$(1,242)	$(7)	$(1,230)

      Loss from discontinued operations for the three and six months ended March 31, 2005 includes approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations and approximately $113,000 of additional legal accruals related to the Amtower v Photon Dynamics Inc. lawsuit (See Note 9). The loss from discontinued operations for the three and six months ended March 31, 2004 includes litigation costs of approximately $1.2 million for the settlement of prior inventory purchase commitments and for the settlement of the Thomason v. Photon Dynamics’ lawsuit.
      The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	March 31,	September 30,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Other current assets	$1,048	$908

Total assets	$1,048	$908

LIABILITIES
Current liabilities:
Accounts payable	$—	$5
Other current liabilities	482	707

Total current liabilities	482	712
Other liabilities	78	113

Total liabilities	$560	$825

      Other current assets at March 31, 2005, include a receivable of approximately $873,000 against shares that are being held in escrow related to the Company’s acquisition of Intelligent Reasoning Systems, Inc., and $175,000 in security deposits on various leases. The escrow is to be settled in December, 2006.
      Other current liabilities at March 31, 2005, include approximately $79,000 related to current operating lease obligations, approximately $200,000 related to accrued legal costs and approximately $200,000 related to potential vendor obligations. Other liabilities of approximately $78,000 relate entirely to non-current operating lease obligations. These lease obligations are to be paid out through December of 2006.

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

	One-Time
	Termination
	Benefits	Other Costs	Total

	(In thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2004	—	537	537
Cash payments	—	(205)	(205)
Adjustments to the liability	—	(132)	(132)

Balance at March 31, 2005	$—	$200	$200

      In March of 2005, the Company settled certain vendor obligations for $205,000 and reversed $132,000 of remaining accrual related to those obligations. The balance of $200,000 remaining at March 31, 2005, consists primarily of potential vendor obligations that the Company is currently negotiating.

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
      The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment for the three and six months ended March 31, 2005 and 2004:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(In thousands)
Selling, general and administrative	$1	$—	$3	$35
Impairment of purchased intangibles and fixed assets	—	34	—	(36)

Total operating expenses	1	34	3	(1)

Income (loss) from discontinued operations	$(1)	$(34)	$(3)	$1

      The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	March 31,	September 30,
	2005	2004

	(In thousands)
LIABILITIES
Other current liabilities:	$651	$797

Total current liabilities	$651	$797

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other current liabilities at March 31, 2005, include approximately $203,000 related to warranty obligations, approximately $220,000 related to operating lease obligations and approximately $228,000 related to a loan payable. Lease obligations are to be paid out through October of 2007.
      In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Other Costs	Total

	(In thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash payments	(1,116)	(322)	(61)	(1,499)
Adjustments to the liability	—	—	50	50

Balance at September 30, 2004	—	449	—	449
Cash expenditures	—	(26)	—	(26)

Balance at March 31, 2005	$—	$423	$—	$423

      Future minimum lease payments, due by fiscal year are approximately: $61,000 in fiscal 2005; $83,000 in fiscal 2006; and $76,000 in fiscal 2007. In April of 2005, the Company entered into a sublease agreement in connection with the closing of its facilities in Canada (See Note 13).

NOTE 4 —	Goodwill and Other Purchased Intangible Assets

Goodwill
      The carrying value of goodwill was approximately $153,000 at both March 31, 2005 and September 30, 2004. There were no additions or adjustments to goodwill during the six months ended March 31, 2005. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2004.
      During the three months ended December 31, 2003, the Company recorded approximately $665,000 in goodwill impairment charges. This impairment charge included charges associated with the Company’s RTP and Akcron reporting units of $300,000 and $365,000, respectively. The RTP reporting unit consists of rapid thermal processing technology. The Akcron reporting unit consists of thin film transistor liquid crystal display (“TFT-LCD”) backlight inverter technology. These charges have been reflected in the results of operations for the six months ended March 31, 2004.
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
      Goodwill of $153,000 as of March 31, 2005 relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets
      Information regarding the Company’s intangible assets is as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total

	(In thousands)
Balance as of September 30, 2004	$932	$2,109	$949	$763	$4,753
Amortization during the period	(126)	(301)	(190)	(178)	(795)

Balance as of March 31, 2005	$806	$1,808	$759	$585	$3,958

      During the three months ended December 31, 2003, the Company recorded impairment charges of approximately $2.1 million related to the remaining portion of the acquired developed technology and core technology related to the Akcron and RTP reporting units. These charges have been reflected in the results of operations for the six months ended March 31, 2005.
      During the three months ended March 31, 2004, the Company signed a Termination and Assignment Agreement (the “Agreement”) with Ishikawajima-Harima Heavy Industries (“IHI”), the Company’s value-added reseller of its flat panel display products in Japan. Under the terms of the Agreement, all prior existing agreements between IHI and the Company were terminated, including IHI’s rights to sell and support the Company’s flat panel display products on an exclusive basis in Japan. As part of this agreement IHI assigned to the Company the right to use all intellectual property rights associated with the Company’s products held by IHI, including any patents and patent applications associated with the intellectual property rights. The Company paid to IHI $1.5 million, consisting of $339,000 for IHI’s remaining field spares inventory and $1.1 million for the aforementioned intellectual property rights and other intangible assets. These intangible assets are being amortized over three years.
      Based on intangible assets recorded at March 31, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense relating to intangible assets at March 31, 2005 is approximately $753,000, $1.5 million, $1.2 million and $558,000 in fiscal 2005 through 2008, respectively.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s international sales are primarily denominated in U.S. dollars although approximately $6.1 and $17.6 million of revenue that was recognized in the three and six month periods ending March 31, 2005 and approximately $2.5 million and $7.0 million of revenue that was recognized in the three and six months ended March 31, 2004 were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. For foreign currency denominated sales however, the volatility of the foreign currency markets could impact the Company’s margin. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. The Company records the mark-to-market change in fair value of its derivative instruments within “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. The Company did not have any forward sales contracts at March 31, 2005 or September 30, 2004. At March 31, 2004, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. The Company did not qualify these forward sales contract as hedging instruments, as defined by FAS 133, and, as such, recorded the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Condensed Consolidated Statements of Operations. Losses from changes in fair values for the three and six month periods ended March 31, 2004 were approximately $87,000 and $208,000, respectively, and are included in “Interest income and other, net” in the Condensed Consolidated Statements of Operations.

NOTE 6 —	Comprehensive Income
      The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Net income (loss)	$(10,346)	$843	$(9,829)	$1,675
Other comprehensive loss:
Net change in unrealized losses on investments	(101)	(46)	(257)	(176)
Change in foreign currency translation	(49)	48	79	(99)

Other comprehensive loss	(150)	2	(178)	(275)

Total comprehensive income (loss)	$(10,496)	$845	$(10,007)	$1,400

NOTE 7 —	Shareholders’ Equity
      Stock Option Plans. On March 7, 2005, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved the Company’s 2005 Equity Incentive Plan, which reserves an aggregate of 1,450,000 shares of common stock for grant under the plan. The Company’s shareholders also approved the 2005 Employee Stock Purchase Plan, which reserves an aggregate of 1,000,000 shares of common stock for grant under the plan. The Company’s shareholders also approved the 2005 Non-Employee Directors’ Stock Option Plan, which reserves an aggregate of 400,000 shares of common stock for grant under the plan.

NOTE 8 —	Net Income Per Share
      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to give effect to all dilutive potential common shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations before discontinued operations	$(10,342)	$2,119	$(9,819)	$2,904
Net loss from discontinued operations	(4)	(1,276)	(10)	(1,229)

Net income (loss)	$(10,346)	$843	$(9,829)	$1,675

Denominator:
Weighted average shares for basic net income per share	16,948	16,572	16,909	16,517
Effect of dilutive securities: Employee stock options	— (1)	600	— (1)	657

Weighted average shares for diluted net income per share	16,948	17,172	16,909	17,174

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.61)	$0.13	$(0.58)	$0.18
Net loss from discontinued operations	(0.00)	(0.08)	(0.00)	(0.07)

Net income (loss) per share	$(0.61)	$0.05	$(0.58)	$0.10

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.61)	$0.12	$(0.58)	$0.17
Net loss from discontinued operations	(0.00)	(0.07)	(0.00)	(0.07)

Net income (loss) per share	$(0.61)	$0.05	$(0.58)	$0.10

(1)	The effect of potentially dilutive securities from employee stock options to purchase 165,339 and 150,761 shares of common stock for the three and six month periods ended March 31, 2005 were not included in the computation of diluted net income (loss) per share as the effect is anti-dilutive due to net losses.
      During the three and six month periods ended March 31, 2005, options to purchase 1,213,453 and 1,244,078 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive. During the three and six month periods ended March 31, 2004, options to purchase 240,828 and 203,215 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	Commitments and Contingencies

Purchase Agreements
      The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $39.5 million as of March 31, 2005 and $27.3 million as of September 30, 2004.

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
      Changes in the Company’s product liability during the six month periods ended March 31, 2005 and 2004 were as follows:

	Six Months Ended
	March 31,

	2005	2004

	(In thousands)
Beginning balance	$6,194	$2,363
Estimated warranty cost of new shipments during the period	2,255	2,100
Warranty costs during the period	(2,532)	(1,710)
Changes in liability for pre-existing warranties, including expirations	284	481

Ending balance	$6,201	$3,234

Legal Proceedings
      The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted defendants’ motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and defendants again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion, and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and defendants again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part the Company’s motion. The pleadings have been finalized and certain claims against the Company and the individual defendants will proceed. Defendants have filed a motion for summary judgment, which has been continued to September 29, 2005, and a trial, if necessary, is scheduled to begin on November 7, 2005. Discovery is ongoing. The Company believes the plaintiff’s case is without merit and it

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intends to defend this action vigorously. The Company cannot predict the outcome of this litigation and no provision or liability has been recorded in the accompanying condensed consolidated financial statement should the outcome of this matter be adverse to the Company. The Company believes that an adverse judgment in this litigation could be material and could have an adverse effect on the Company’s financial condition, results of operations or cash flows.
      The Company was named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, which previously was a third-party manufacturer of the Company, asserted several causes of action arising out of the alleged nonperformance by the Company of the manufacturing outsourcing agreement between the Company and the plaintiff, and sought approximately $3.1 million in compensatory damages and punitive damages in an unknown amount. The Company responded to the complaint on March 19, 2004, by filing an answer and cross complaint seeking damages of at least $135,000. The Company amended its cross complaint on June 26, 2004. The parties settled this dispute in March 2005, pursuant to which the Company paid Sanmina SCI Corporation $1.4 million, and the court dismissed the matter on April 1, 2005. The Company had previously accrued a liability of approximately $622,000 for management’s estimates of the amount owed upon termination of its relationship with Sanmina SCI. The difference between the $778,000 additional liability arising from the settlement and the value assigned to the inventory received was recorded as a charge to Cost of revenue of approximately $278,000 and as a recovery of approximately $132,000 in discontinued operations.
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

NOTE 10 —	Geographic Information
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
      The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Revenue:
Korea	$4,655	$12,606	$11,035	$23,901
Taiwan	14,235	12,586	22,574	19,736
Japan	3,541	990	15,074	6,920
China	2,895	—	13,282	—

Total	$25,326	$26,182	$61,965	$50,557

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
Revenue:
ArrayCheckertm	48%	83%	58%	81%
ArraySavertm	35%	10%	31%	12%
PanelMastertm	1%	—	—	—
Spares and other	16%	7%	11%	7%

Total	100%	100%	100%	100%

      Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
Customer A	15%	33%	16%	25%
Customer B	*	*	*	17%
Customer C	12%	*	22%	*
Customer D	*	*	*	12%
Customer E	*	22%	*	19%
Customer F	*	*	20%	*
Customer G	14%	10%	16%	11%
Customer I	16%	*	*	*
Customer J	10%	*	*	*
Customer K	11%	*	*	*

*	Customer accounted for less than 10% of total revenue for the period
      Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	March 31,	September 30,
	2005	2004

Customer A	44%	29%
Customer C	14%	*
Customer E	*	16%
Customer F	*	13%
Customer H	*	12%
Customer J	13%	*

*	Customer accounted for less than 10% of total gross accounts receivable for the period

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-lived assets by geographical area are as follows:

	March 31,	September 30,
	2005	2004

	(In thousands)
United States	$23,486	$22,889
Canada	1,275	1,947
Other	572	407

Total	$25,333	$25,243

NOTE 11 —	Related Party Transactions
      During the three and six month periods ended March 31, 2005, the Company paid $36,000 and $72,000, respectively, to one member of the Company’s board of directors for consulting services rendered to the Company. During the three and six month periods ended March 31, 2004, the Company paid $78,000 and $80,000, respectively, to this member of the Company’s board of directors for consulting services rendered to the Company. During the three and six month periods ended March 31, 2005, the Company recorded approximately $0 and $35,000, respectively, in stock ownership expense related to options granted to this consultant. During both the three and six month periods ended March 31, 2004, the Company recorded approximately $82,000 in stock ownership expense related to options granted to this consultant.

NOTE 12 —	Provision for Income Taxes
      For the three and six month periods ended March 31, 2005 the Company recorded a provision for income taxes of $359,000 and $398,000, respectively. For the three and six month periods ended March 31, 2004 the Company recorded a provision for income taxes of $64,000 and $426,000, respectively. The provision for income taxes for the six months ended March 31, 2004 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. The Company had a provision for income taxes despite a net loss position in both the three and six month periods ended March 31, 2005 due primarily to foreign income taxes. The effective tax rate for the three and six month periods ended March 31, 2004 is lower than the statutory rate due to tax benefits arising from net operating losses. The effective tax rate for the three and six month periods ended March 31, 2004 is a combination of foreign income taxes and domestic alternative minimum taxes.

NOTE 13 —	Subsequent Events
      On April 15, 2005, the Company implemented a restructuring plan to relocate all activities in its Markham, Ontario, Canada location — consisting of research and development related to the Company’s PanelMastertm inspection systems — to the Company’s Daejon, Korea and San Jose, California locations. Terminations affecting up to 32 employees are expected to take place in three phases through March 31, 2006. Certain employees were offered permanent employment elsewhere in the Company and will be provided with certain relocation benefits in lieu of the severance benefits, should they accept the offer. The Company plans to record a restructuring charge of approximately $951,000 in its third quarter, comprised of approximately $717,000 for employee severance and related benefits and $234,000 related to excess facilities. Management expects to settle all employee severance benefits by the end of the second quarter of fiscal 2006. The charge for excess facilities relates to rent obligations under a long-term operating lease agreement which are to be paid in cash through October of fiscal 2007 and unamortized leasehold improvements on the facilities. The lease-related charge for excess facilities is net of a sublease agreement the Company entered into on April 15, 2005.
      On April 8, 2005, the Company extended the consulting agreement with one member of the Company’s board of directors for consulting services rendered to the Company. The agreement extends through December, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results” in this Form 10-Q. Financial projections for future periods are forward-looking statements, and generally other statements using the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.
      The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2004, contained in Amendment No. 3 to our Annual Report on Form 10-K/ A filed with the SEC on August 9, 2005.
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
      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of Photon Dynamics’ revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, Photon Dynamics’ revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. Photon Dynamics’ current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. For the three and six months ended March 31, 2004, revenue and net income were each overstated by approximately $296,000 and $420,000, respectively. Photon Dynamics’ current liabilities were understated by approximately $420,000 at March 31, 2004. Photon Dynamics determined that cost of revenue was not impacted by any of the items discussed above for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, Photon Dynamics determined that it was appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      As a result of the investigation, Photon Dynamics filed a Form 10-K/ A, Amendment No. 3 (the “10-K/ A Amendment”) and a Form 10-Q/ A, Amendment No. 1 to reflect proper accounting treatment for transactions related to its review of its fiscal year ended September 30, 2004 and its fiscal quarter ended December 31, 2004, respectively. The restated results of operations primarily reflect the timing of revenues between quarters and between fiscal periods 2004 and 2005 and do not represent an overall reduction in revenue that would ultimately be recognized on the sales transactions.
      In Note 15 to Part II, Item 8, “Quarterly Consolidated Results of Operations (unaudited)” in the Photon Dynamics’ Notes to Consolidated Financial Statements of the 10-K/ A Amendment No. 3 for the year ended September 30, 2004, Photon Dynamics adjusted its quarterly results of operations for fiscal 2004 to reflect proper accounting treatment for the transactions related to the investigation. Photon Dynamics did not amend its Quarterly Reports on Form 10-Q for any of its reported periods in fiscal 2004. All fiscal 2004 amounts reflected in this Quarterly Report on Form 10-Q reflect the results of the restatement set forth in the 10K/ A Amendment.
      The Audit Committee’s investigation did not support a conclusion that any fraudulent or deceptive act had been committed, but rather that the errors were due to internal control weaknesses as mentioned above.
      For additional information related to this restatement, please refer to the 10-K/ A Amendment, filed concurrently with this Form 10-Q.
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

      We sell our products to manufacturers in the flat panel display industries. Our flat panel display customers are located in Korea, Taiwan and Japan, where flat panel display production is concentrated, and in China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future.
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
      We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from approximately $300,000 to $3.4 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.

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
      In view of continued deterioration in market opportunities that began in the fourth quarter of fiscal 2003, we suspended operations in the low temperature poly-silicon (“LTPS”) technology and inverter markets in the first quarter of fiscal 2004. Although we did not actively pursue new LTPS business opportunities, we continued to support LTPS systems in the field with parts and service through March 31, 2005. Having completed substantially all our customer commitments, we wrote off the remaining assets associated with the LTPS technology of approximately $382,000 in the three months ended March 31, 2005. We currently are not actively pursuing new business for systems, upgrades or enhancements for the foreseeable future. In our third quarter of fiscal 2004, we sold all assets related to the inverter business.
      Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear strategy and direction. As a result of this strategic shift in fiscal 2004, we achieved several quarters of profitability, successfully acquired two key suppliers, moved into a new facility that doubled our manufacturing capacity and introduced our new automated cell and module inspection systems.
      In fiscal 2005 our emphasis is to strengthen our market position, our product focus, our operations and our fiscal performance. Our management team is focused on several imperatives to support these objectives:

•	Product Focus: We continue to improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations. We seek to couple this improved system performance with our expert applications engineering services to provide the best possible business solutions to our customers.

•	Quality Focus: We are continuing to implement processes to drive product quality improvement and ease of use for our customers.

•	Technology Leadership: We are continuing to emphasize our research and development to maintain our technology leadership in our products. We have formed an advance technology organization to focus on our ArrayCheckertm product, our camera development for all of our products, and our repair and defect classification algorithms for the ArraySavertm and PanelMastertm products.

•	Financial Improvement: We are continuing to improve financial performance. To achieve these goals, we will continue to look for vertical integration opportunities, source certain raw materials and certain system integration in Asia, and expand sales and marketing of our service product offerings.

Acquisitions and Dispositions
      We have redefined our strategic vision to be the leader in yield management for the flat panel display industry. In order to implement this vision, we have taken certain actions related to non-related businesses. For example, in the first quarter of fiscal 2004, we suspended operations in the LTPS technology and inverter markets. In fiscal 2003, we exited the printed circuit board assembly inspection and cathode ray tube and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with some of our prior acquisitions, have been sold or abandoned.
      We recorded impairment charges of approximately $665,000 of goodwill and $2.1 million of acquired core technology and acquired developed technology associated with these reporting units in the six months ended March 31, 2004.

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
      Active matrix liquid crystal display (“AMLCD”) is the most prevalent and one of the highest performance flat panel displays available today. The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different substrate glass panel sizes. Each progressive increase in initial substrate panel size is referred to by its “generation.” Manufacturing an active matrix liquid crystal display involves a series of three principal phases — the Array Phase, the Cell Phase and the Module Assembly Phase. At various points in the manufacturing process, the flat panel display manufacturer uses test and inspection equipment to identify defects to permit repair and to avoid wasting costly materials on continued manufacturing of a defective product. Our yield management products include our test and repair equipment that are used primarily in the Array phase of production, and our inspection equipment that is used primarily in the Cell and Module Assembly phases of production.
      The flat panel display market growth during the first half of calendar 2004 was reflected in the 80% increase in flat panel display capital equipment spending between 2003 and 2004. In the last half of calendar year 2004, there was uncertainty in the flat panel display market as supply exceeded demand. This over-supply was driven primarily by decreasing demand due to record high panel prices and increasing supply as a result of numerous generation 5 factories coming on line in Korea and Taiwan. This over-supply has been moderated by longer factory ramp times due to yield issues, and a shortage of key components such as glass substrates and color filters. Demand is forecasted to exceed supply some time in the latter half of calendar 2005. Current market indicators show that demand is rising as a result of significantly reduced panel prices in the latter half of calendar 2004.
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

Backlog
      Our backlog for unshipped system orders as of March 31, 2005, was approximately $76.5 million. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within twelve months from March 31, 2005 and which are reasonably expected to be filled within that time frame. All orders are subject to delay or cancellation with limited penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, cyclical nature of customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and the related disclosures requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 1 of “Notes to Condensed Consolidated Financial Statements” describes significant accounting policies used in the preparation of our condensed consolidated financial statements. Some of these significant accounting policies are considered to be critical accounting policies.
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
      Revenue Recognition. Note 1 of our “Notes to Condensed Consolidated Financial Statements” provides a description of our revenue recognition policy. For each arrangement, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.
      In addition, for arrangements with multiple deliverables, we make additional judgments as to whether each item has value to the customer on a stand-alone basis, the amounts of revenue for each element that are not subject to refund, all defined customer acceptance experience levels have been met and the fair values of any undelivered items have been reliably determined.
      We have a policy to record a provision for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors which have not varied widely in the past and we do not reasonably expect these factors to significantly change in the foreseeable future. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required. Historically, we have not experienced the return of any of our flat panel display systems and do not expect this to change in the foreseeable future. However, due to the relatively high prices of our systems, the return of one of these systems would have a material adverse effect on our results of operations.
      Allowance for Doubtful Accounts. Our trade receivables are derived from sales to flat panel display manufacturers located in Korea, Taiwan, Japan and China. In order to monitor potential credit losses, we perform periodic evaluations of our customer’s financial condition. We maintain an allowance for doubtful accounts for the potential inability of our customers to make required payments based upon our assessment of the expected collectability of all accounts receivable. In estimating the provision, we consider (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware regarding a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.
      Our allowance for doubtful accounts was approximately $171,000 and $497,000 at March 31, 2005 and September 30, 2004. These balances each represent less than 2% of fiscal 2004 revenues. Our reserve at March 31, 2005 decreased from the September 30, 2004 balance due to the collection of certain receivable balances that were previously reserved. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Accordingly, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.
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
      Warranty. Our warranty policy generally states that we will provide warranty coverage for a period of one year from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field service parts and the efficiency by which the product failure is corrected. We estimate our warranty cost based on historical data related to these factors.

      Our liability for warranty coverage was approximately $6.2 million at both March 31, 2005 and September 30, 2004. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.
      Goodwill and Intangible Assets. We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with FAS 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.
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
      As described in “Acquisitions and Dispositions” above, we recorded both goodwill and intangible asset impairment charges as part of our transition to a singular focus on our core business of developing yield management solutions for the flat panel display industry. During fiscal quarter ended December 31, 2003, we recorded a goodwill impairment charge of approximately $365,000 and an intangible asset impairment charge of $2.1 million associated with our Akcron reporting unit and the remaining intangible assets associated with our RTP and Akcron reporting units. These charges were reflected in our results of operations for the six months ended March 31, 2004. In October 2003, $1.7 million of the $2.0 million escrow related to the purchase of certain assets relating to the RTP Assets was settled in our favor, and $300,000 was settled in favor of Intevac, resulting in an additional goodwill impairment charge of $300,000 also reflected in our results of operations in the six months ended March 31, 2004.
      Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in one significant litigation matter as of March 31, 2005 — Amtower v. Photon Dynamics, Inc. — in which the plaintiffs are seeking damages of approximately $17.7 million, plus unspecified emotional distress and punitive damages. We settled our lawsuit with Sanmina SCI in the second quarter of fiscal 2005. These matters are as described in Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q. We have made our requisite assessments and accruals, as warranted, as of March 31, 2005. We believe that an adverse judgment in the Amtower litigation could have a material adverse effect on our financial condition, results of operations or cash flows.

Results of Operations

Selected Financial Data
      The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

		(Restated)		(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.1	54.2	67.1	54.6

Gross margin	25.9	45.8	32.9	45.4

Operating expenses:
Research and development	38.8	23.5	31.1	23.7
Selling, general and administrative	24.1	15.2	17.4	16.9
Amortization of intangible assets	1.6	0.2	1.3	0.5
Gain on sale of fixed assets	—	(0.1)	—	—
Impairment of goodwill	—	—	—	1.3
Impairment of purchased intangibles	—	—	—	4.1
Impairment of property and equipment	1.5	—	0.6	0.5

Total operating expenses	66.0	38.8	50.4	47.0

Income (loss) from operations	(40.1)	7.0	(17.5)	(1.6)
Interest income and other, net	0.6	1.3	2.3	8.1

Income (loss) from continuing operations before income taxes and discontinued operations	(39.5)	8.3	(15.2)	6.5
Provision for income taxes	1.4	0.2	0.6	0.8

Income (loss) from continuing operations	(40.9)	8.1	(15.8)	5.7
Income (loss) from discontinued operations	0.0	(4.9)	0.0	(2.4)

Net income (loss)	(40.9)%	3.2%	(15.8)%	3.3%

Revenue

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

			(Restated)			(Restated)
	(Dollars in millions)
Revenue	$25.3	(3)%	$26.2	$62.0	23%	$50.6
      The increase in revenue for the six months ended March 31, 2005 over the same period of the prior year was primarily due to the continued expansion of our customers’ manufacturing capacity. Revenue declined 3% for the three months ended March 31, 2005 over the same period in the prior year and declined 31% sequentially, quarter over quarter as our customers absorbed the higher capital invested over the previous four quarters. Flat panel display manufacturers continue to increase capacity to meet computer notebook, monitor and television demand. Though over-supply in the flat panel display market caused revenue in the quarter ended March 31, 2005 to decrease from revenue of $36.6 million in the quarter ended December 31, 2004 and from $52.8 in the quarter ended September 31, 2004, flat panel display manufacturers continued to invest to keep pace with forecasted AMLCD demand.

      We generate revenue from the sales of our ArrayCheckertm and ArraySavertm test and repair equipment, our PanelMastertm inspection equipment, and the sales of spare parts.
      Our ArrayCheckertm and ArraySavertm test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 5 and earlier generation test and repair products represented approximately 43% and 65% of revenue in the three month periods ended March 31, 2005 and 2004, respectively, and approximately 36% and 57% of revenue in the six month periods ended March 31, 2005 and 2004, respectively. The period-over-period decrease in both the three and six month periods was due primarily to the increase in revenue from our Generation 6 products as flat panel display manufacturers move to a larger size glass substrate in the manufacturing process. Revenue from our Generation 6 products represented approximately 40% and 28% of revenue in the three month periods ended March 31, 2005 and 2004, respectively, and approximately 53% and 36% of revenue in the six month periods ended March 31, 2005 and 2004, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 ArrayCheckertm products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySavertm products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the Array Repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 6 and future generation products.
      Our PanelMastertm inspection equipment operates in the Cell and Module Assembly phases of AMLCD production, inspecting glass that has been cut down to the size of the needed application. As such, our PanelMastertm product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify it by generations.
      Revenue from our ArrayCheckertm products represented approximately 48% and 83% of our total revenue for the three months ended March 31, 2005 and 2004, respectively, and approximately 58% and 81% of our total revenue for the six months ended March 31, 2005 and 2004, respectively. Revenue from our test products decreased in absolute dollars primarily due to the level of capital expenditures of our customers as they invest in manufacturing capacity. Revenue from our test products decreased as a percentage of revenue due primarily to the increase in revenue from our repair products.
      Revenue from our ArraySavertm products represented approximately 35% and 10% of our total revenue for the three months ended March 31, 2005 and 2004, respectively, and approximately 31% and 12% of our total revenue for the six months ended March 31, 2005 and 2004, respectively. Revenue from our repair products has increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size processed in factories that use Generation 6 and due to expansion of customer manufacturing facilities. The cost of yield loss associated with large panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields.
      Revenue from our PanelMastertm products represented approximately 1% and 0.4% of total revenue for the three and six month periods ended March 31, 2005, with no corresponding revenue in the same periods in the prior fiscal year. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. Because this is a new product line we have deferred 100% of the revenue until we received customer final acceptance, which demonstrates that the product meets the customers’ specifications at the customers’ factory site. The revenue recognized in the quarter ended March 31, 2005 represents revenue on an older, pre-production machine for which we received final acceptance.
      Revenue from our ArrayCheckertm, ArraySavertm and PanelMastertm products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. Revenue for both the three and six month periods ended March 31, 2005 includes a lower absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.

      Revenue from spare part sales represented approximately 16% and 7% of our total revenue in the three month periods ended March 31, 2005 and 2004, respectively, and approximately 11% and 7% of our total revenue in the six month periods ended March 31, 2005 and 2004, respectively. The increase is due in part to the increased installed base of tools at our customer’s facilities.
      Revenue by region for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

			(Restated)			(Restated)
	(Dollars in millions)
Korea	$4.7	(63)%	$12.6	$11.0	(54)%	$23.9
Taiwan	14.2	13%	12.6	22.6	14%	19.8
Japan	3.5	250%	1.0	15.1	118%	6.9
China	2.9	—	—	13.3	—	—

	$25.3	3%	$26.2	$62.0	23%	$50.6

      The changes in revenue in the current fiscal year as compared to the same periods in the prior year are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.
      In the three and six months ended March 31, 2005, approximately $6.1 million and $17.6 million of our sales were made in currencies other than U.S. dollars, primarily Japanese yen. In the three and six month periods ended March 31, 2004, approximately $2.5 million and $7.0 million of our sales were made in currencies other than U.S. dollars, primarily Japanese yen. The increase in sales in Japanese yen is due to the termination of our agreement with our value-added reseller in the second quarter of fiscal 2004. Sales to our former reseller, who had exclusive rights to sell our products in Japan, were primarily in U.S. dollars. Our direct sales to our customers in Japan are denominated in yen.

Gross Margin

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

			(Restated)			(Restated)
Gross Margin	26%	(43)%	46%	33%	(27)%	45%
      Gross margins decreased in both the three and six month periods ended March 31, 2005 as compared to the same periods in the prior fiscal year. Gross margins in the current periods were impacted by:

•	A more heavily weighted mix of our lower margin ArraySavertm systems compared to our higher margin ArrayCheckertm products;

•	A lower level of revenue recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered; and

•	The under-utilization of our San Jose facilities.
      Key factors that may impact our future gross margin include:

•	Our revenue mix between higher margin ArrayCheckertm systems and lower margin ArraySavertm and PanelMastertm systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or pushouts by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.

Research and Development

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

	(Dollars in millions)
Expense	$9.8	60%	$6.1	$19.3	61%	$12.0
Percent of Revenue	39%		24%	31%		24%
      Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. We increased our overall research and development spending in the three and six months ended March 31, 2005 in both absolute dollars and as a percentage of revenue over the same periods of the prior fiscal year due to more engineering programs in process to support simultaneous development of Generation 6 and 7 test, repair and inspection products. The increased costs related primarily to higher spending on prototype materials and engineering headcount.
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

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

	(Dollars in millions)
Expense	$6.1	54%	$4.0	$10.8	26%	$8.6
Percent of Revenue	24%		15%	17%		17%
      Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, accounting, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were higher in both the three and six month periods ended March 31, 2005 in absolute dollars compared to the same periods in the prior fiscal year due primarily to additional investments in the marketing area and to amounts spent on compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

Expense	$398,000	563%	$60,000	$795,000	205%	$261,000
Percent of Revenue	1.6%		0.2%	1.3%		0.5%
      The increase in amortization expense for both the three and six months ended March 31, 2005 compared to the same periods in the prior fiscal year is due primarily to the addition of intangible assets related to the purchase of assets from Tucson Optical Research Corporation in August 2004 and to the purchase of assets from Quantum Composers in June 2004.

Impairment of Goodwill, Purchased Intangibles and Property and Equipment
      As discussed in the overview and critical accounting policies above, we have exited all business lines other than the flat panel display products market and have suspended operations in the LTPS and inverter markets. As a result, in the three months ended December 31, 2003, we took impairment charges for the remaining goodwill of $665,000 and purchased intangible assets of $2.1 million related to these prior acquisitions and long-lived assets of $234,000. In the three months ended March 31, 2005, we wrote off approximately $382,000, representing the remaining production assets related to our LTPS product line, as substantially all our customer commitments were fulfilled.
      At March 31, 2005, the remaining balance for goodwill of $153,000 relates to our acquisition of assets from Summit Imaging and the balance for purchased intangible assets of $4.0 million relates to our acquisition of assets from Summit Imaging, Quantum Composers and Tucson Optical Research Corporation and the license agreement with Ishikawajima-Harima Heavy Industries Co., Ltd.

Interest Income and Other, Net

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

Income	$164,000	(51)%	$334,000	$1.4 million	(65)%	$4.1 million
Percent of Revenue	1%		1%	2%		8%
      Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses, changes in the fair value of derivative financial instruments and other miscellaneous income and expense. The lower level of interest income and other, net, in the three month period ended March 31, 2005 as compared to the same period of fiscal 2004, was primarily attributable to increased foreign currency transaction losses. The lower level of interest income and other, net, in the six month period ended March 31, 2005 as compared to the same period of fiscal 2004, was primarily attributable to having received a one-time technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	March 31,			March 31,

	2005	Change	2004	2005	Change	2004

Expense	$359,000	461%	$64,000	$398,000	(7)%	$426,000
Percent of Revenue	1%		0%	1%		1%
      Our provision for income taxes for the six months ended March 31, 2004 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. We had a provision for income taxes despite a net loss position in both the three and six month periods ended June 30, 2005 due primarily to foreign income taxes.
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

Discontinued Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Loss	$(4,000)	$(1.3) million	$(10,000)	$(1.2) million

      Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Income from discontinued operations for the three and six months ended March 31, 2005 included approximately $132,000 reversal of a liability related to the settlement of vendor obligations and approximately $113,000 of additional legal accruals related to our lawsuit with a former executive officer; both related to the printed circuit board assembly inspection business. The loss from discontinued operations for the three and six months ended March 31, 2004 included approximately $1.2 million in litigation costs for settlement of prior inventory purchase commitments and for settlement of a lawsuit brought by a former employee, both related to the disposition of the printed circuit board assembly inspection business. We do not expect losses from these businesses to be material in the foreseeable future; however, an adverse judgment in our litigation with a former executive officer could have a material adverse effect on the results of operations from discontinued operations.
Liquidity and Capital Resources
      We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $123.6 million as of March 31, 2005, compared to $132.3 million as of September 30, 2004. A major component of working capital is $101.0 million of cash, cash equivalents and short-term investments as of March 31, 2005, compared to $84.1 million as of September 30, 2004. Our cash, cash equivalents and short-term investments represent 54% and 40% of total assets at March 31, 2005 and September 31, 2004, respectively.

Operating Activities of Continuing Operations
      Cash provided by operating activities from continuing operations was $20.3 million in the first six months of fiscal 2005. In the six months ending March 31, 2005, cash was provided by decreases in working capital offset by our net loss, adjusted for non-cash related items. We generated $26.0 million of cash by reducing our investment in working capital, the primary source being a decrease of approximately $40.7 million in our net accounts receivable, resulting primarily from: (a) collections on the September 30, 2004 balance, (b) sales decreasing quarter over quarter from approximately $52.8 million in the fourth quarter of fiscal 2004 to approximately $36.6 million in our first quarter of fiscal 2005 to approximately $25.3 million in our second quarter of fiscal 2005, and (c) the timing of shipments in our second quarter. This decrease in accounts receivable was primarily offset by a $10.3 million decrease in accounts payable primarily related to inventory purchases.

Investing Activities of Continuing Operations
      Cash used in investing activities from continuing operations was $22.6 million in the first six months of fiscal 2005. Cash used in investing activities was primarily the result of approximately $18.5 million of net purchases of short-term investments and capital expenditures of $4.1 million.

Financing Activities of Continuing Operations
      Cash provided by financing activities from continuing operations was $1.4 million in the first six months of fiscal 2005 resulting from approximately $1.6 million in sales of our common stock under our employee equity compensation plans, offset by approximately $192,000 in repayments of short term debt obligations.
      The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
      In March 2000, we entered into a bank line of credit which had an initial term of one year. We have renegotiated the line of credit on an annual basis and currently have a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime, expiring in October 2005. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At March 31, 2005, no amounts were outstanding under the line of credit and we are in compliance with all covenants. We currently expect that upon expiration of the line of credit, we will seek to renew it.

Operating, Investing and Financing Activities of Discontinued Operations
      Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Net cash provided by (used in) discontinued operations, consisting primarily of changes in working capital balances, during the six month period ended March 31, 2005 and 2004 is as follows:

	Six Months Ended
	March 31,

	2005	2004

	(In thousands)
Printed circuit board business	$(407)	$115
Cathode ray tube display and high quality glass inspection business	(150)	(143)

Net cash used in discontinued operations	$(557)	$(28)

Contractual Obligations
      The following table summarizes the approximate contractual obligations that we have at March 31, 2005. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year

Contractual Obligations	Total	2005(1)	2006	2007	2008	2009	Thereafter

	(In thousands)
Notes payable	$2,489	$1,058	$484	$947	$—	$—	$—
Operating lease obligations	17,085	1,868	3,533	3,007	2,652	2,627	3,398
Purchase obligations	39,511	33,836	3,775	1,169	731	—	—

Total	$59,085	$36,762	$7,792	$5,123	$3,383	$2,627	$3,398

(1)	Remaining 6 months
      Notes payable consist primarily of promissory notes issued in connection with the acquisition of Quantum Composers, Inc. and Tucson Optical Research Corporation. These notes mature through 2007.
      Operating lease obligations consist primarily of our lease agreement for our headquarters in San Jose, California, which is leased under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods.
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
Impact of Accounting Pronouncements
      In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of our fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on our consolidated financial position or results of operations.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB staff position to delay the requirement to record impairment losses under EITF 03-01. The approved delay applies to all securities within the scope of EITF 03-01. We will evaluate the impact of EITF 03-1 once the final guidance is issued.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have material impact on our consolidated results of operations, financial position or cash flows.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 153 to have a material effect on our consolidated financial position or results of operations.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We have yet to complete its evaluation of the Foreign Earnings Repatriation Provision. However, at this time we do not anticipate that the Provision will result in a material impact on our effective tax rate.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in our first quarter of fiscal 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our results of operations and financial condition. We have not yet determined whether the adoption of SFAS 123R will result in stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.
Factors Affecting Operating Results

We have sustained losses and we may sustain losses in the future.
      We reported net losses for each of the fiscal years ended September 30, 2003 and 2002. Although we reported profits in each of the four quarters of fiscal 2004 and in the first quarter of fiscal 2005, we again reported net losses in the second quarter of fiscal 2005. In the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we recently increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. In addition, we expect our selling, general and administrative expenses in fiscal 2005 to be higher in absolute dollars as compared to fiscal 2004 due to investments we intend to make in the marketing area and in compliance with section 404 of the Sarbanes-Oxley Act of 2002. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to again achieve profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to fall.
      We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $300,000 to $3.4 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. After we ship our products, customers may reject or delay acceptance, which would adversely impact our revenues. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, in the fourth quarter of 2004, we incurred additional costs such as expedite fees, premiums and delivery penalties in an effort to meet customer delivery schedules and quality related costs such as rework and higher warranty.
      Other factors which may influence our operating results in a particular quarter include:

•	the timing of the receipt of orders from major customers;

•	our product mix;

•	competitive pricing pressures;

•	our ability to obtain components from our single or limited source suppliers in a timely manner;

•	global economic uncertainty;

•	changing international economic conditions;

•	the outcome of our litigation with a former executive officer;

•	worldwide political instability;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.
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
      Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. For example, the flat panel display industry experienced a downturn in 1998, which led many flat panel display manufacturers to delay or cancel capital expenditures. Additionally, in 2001, due to the general deteriorating economic environment, flat panel display manufacturers reduced capital expenditures resulting in a decrease in our revenue. In fiscal 2004, we saw AMLCD product supply exceed demand. Though this oversupply has been moderated given the panel price decreases, it has resulted in a slowdown in capacity increases in fiscal 2005, with flat panel display manufacturers pressing forward with carefully considered new capacity investments.
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
      The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first six months of fiscal 2005 and 2004 is as follows: our top four customers accounted for 74% of our revenue in the first six months of fiscal 2005; and our top five customers accounted for 84% of our revenue in the first six months of fiscal 2004.

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
      We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we experienced technical delays relating to the introduction of our ArrayCheckertm 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. In addition, beginning in the third quarter of fiscal 2004, initial shipments of the Generation 7 ArrayCheckertm, Generation 7 ArraySavertm and PanelMastertm systems were shipped later than the customers requested delivery dates.
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
      We have recently disclosed material weaknesses in our internal control over financial close process and sales order fulfillment and revenue recognition process as discussed in Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q and Item 9A of our Annual Report on Form 10-K/ A, Amendment No. 3 filed with the SEC. Although we have committed significant resources to remediate these weaknesses, there can be no assurances that we will not have material weaknesses at the end of the fiscal year, or that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may occur in the future or new material weaknesses may be found to exist, these material weaknesses may have a material effect on our Company, or our results of operations, or result in a failure to meet our reporting obligations.

We may have difficulty integrating the businesses or assets we have acquired and may acquire in the future, and we may not realize the benefits that we expect from these acquisitions.
      In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. For example, in August 2004, we acquired all of the assets relating to the design and manufacture of pellicle products used in our modulators from Tucson Optical Research Corporation. In June 2004, we acquired from Quantum Composers, Inc. all of the assets related to the design and manufacture of laser assembly products for our repair systems. In May 2003, we acquired all of the assets of Summit Imaging related to the design and manufacture of “cooled” cameras. All three of these acquisitions were to purchase technology that we use in our products so that we are not dependent on independent suppliers to provide the technology and related components. In the future, we may make additional acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Integrating businesses can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from either our past or future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:

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
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has announced changes to U.S. generally accepted accounting principles that will require us to record charges to earnings for employee stock option grants. These rules become effective in the first quarter of fiscal 2006. We believe this accounting standard will have a material impact on our consolidated financial statements as reported under generally accepted accounting principles. In addition, new regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as new regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
      We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. In fiscal 2004, approximately $4.4 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen, and, at September 30, 2004, approximately $13.2 million of our accounts receivable was denominated in currencies other than U.S. dollars, all of which was in Japanese yen. In the three and six month periods ended March 31, 2005, approximately $6.1 million and $17.6 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen. At March 31, 2005, approximately $1.0 million of our accounts receivable was denominated in currencies other than U.S. dollars, primarily in Japanese yen.
      Our accounts receivable denominated in currencies other than U.S. dollars are subject to exchange rate risk and can fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the accounts receivable from the rates at March 31, 2005 would have decreased the fair value of the accounts receivable by approximately $91,000. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the accounts receivable from the rates at September 30, 2004 would have decreased the fair value of the accounts receivable by approximately $1.5 million.
      Although a relatively considerable portion of our revenue and accounts receivable for the six months ended March 31, 2005 was denominated in currencies other than U.S. dollars, we expect that our cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is limited.
Market Risk
      Our market risk as described under the heading “Market Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2004, has not changed significantly.

ITEM 4.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, for the reasons cited below.
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
      As part of its investigation, the Audit Committee, with the assistance of outside legal counsel, the forensic accounting firm and the electronic data recovery firm, reviewed sales transactions for fiscal 2004, and for the first two quarters of fiscal 2005. In addition to the error in the accounting for the transaction described above identified by management, the ensuing investigation revealed several other adjustments to revenue, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements. We believe these failures were due in part to an additional material weakness related to our sales order fulfillment and revenue recognition process as discussed in this 10-Q and in our 10-K/ A Amendment.
      The Audit Committee’s investigation did not support the conclusion that any fraudulent or deceptive act had been committed, but rather that the errors were due to internal control weaknesses as mentioned above.

Changes in Internal Control Over Financial Reporting in the Second Quarter of Fiscal 2005
      We have taken a number of steps to remediate the material weaknesses noted in our original Report on Form 10-K filed in December 2004 and the additional material weakness related to our sales order fulfillment and revenue recognition process as discussed above, and otherwise strengthen our disclosure controls and procedures and internal controls over financial reporting at March 31, 2005. During the first quarter of fiscal 2005, we contracted with several independent consultants to help manage the workload associated with the increasing demands in preparation for our fiscal year 2005 compliance with Section 404 of the Sarbanes Oxley Act of 2002 and to help with the financial close process. These additional resources are intended to allow certain members of our financial staff adequate time to perform a more detailed level of review of the financial statements and supporting documentation, including a more comprehensive review process of the financial statements and supporting schedules of our international subsidiaries. Although these resources were contracted for the first quarter, these resources made a significant contribution in our financial close for the quarter ended March 31, 2005.

      Also to address the material weaknesses noted in our original Report on Form 10-K filed in December, 2004, in the second quarter we expanded our domestic review of revenue transactions in Japan, including instituting certain procedures for review of revenue in Japan that are consistent with those procedures utilized for revenue review in the U.S.

Changes in Internal Control Over Financial Reporting Subsequent to the Second Quarter of Fiscal 2005
      Subsequent to March 31, 2005, the following changes occurred in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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
      Photon Dynamics and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and we again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part our motion. The pleadings have been finalized and certain claims against us and the individual defendants will proceed. Defendants have filed a motion for summary judgment, which has been continued to September 29, 2005, and a trial, if necessary, is scheduled to begin on November 7, 2005. Discovery is ongoing. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation could have a material adverse effect on our financial condition or results of operations. We believe that an adverse judgment in this litigation could be material and could have an adverse effect on our financial condition, results of operations or cash flows.
      We were named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, which previously was a third-party manufacturer of Photon Dynamics, asserted several causes of action arising out of our alleged nonperformance of our manufacturing outsourcing agreement with the plaintiff and sought approximately $3.1 million in compensatory damages and punitive damages in a unknown amount. We responded to the complaint on March 19, 2004, by filing an answer and cross complaint seeking damages of at least $135,000. We amended our cross complaint on June 26, 2004. We settled this dispute with Sanmina SCI Corporation in March 2005, pursuant to which we paid Sanmina SCI Corporation $1.4 million, and the court dismissed the matter on April 1, 2005.
      These two lawsuits were previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.
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
      The Annual Meeting of Shareholders of Photon Dynamics, Inc. was held on March 7, 2005 at our offices in San Jose, California. At the Annual Meeting of Shareholders, our shareholders approved the following five proposals:

1. Proposal to elect directors to serve for the ensuing year and until their successors are elected. The results of the votes for the directors standing for election were as follows:

Name	For	Withheld

Malcolm J. Thompson	12,352,753	2,815,914
E. Floyd Kvamme	11,561,009	3,607,658
Terry H. Carlitz	12,687,920	2,480,747
Curtis S Wozniak	12,688,336	2,480,331
Nicholas E. Brathwaite	10,484,347	4,684,320
Michael J. Kim	11,756,388	3,412,279
Jeffrey A. Hawthorne	12,556,063	2,612,604

2. Proposal to approve our 2005 Equity Incentive Plan.

For	6,420,247
Against	5,423,803
Abstain	9,327
Broker Non-Vote	3,315,290

3. Proposal to approve our 2005 Employee Stock Purchase Plan.

For	8,466,185
Against	3,375,122
Abstain	12,070
Broker Non-Vote	3,315,290

4. Proposal to approve our 2005 Non-Employee Directors’ Stock Option Plan.

For	6,208,261
Against	5,632,434
Abstain	12,682
Broker Non-Vote	3,315,290

5. Proposal to ratify the selection of Ernst & Young LLP as Photon Dynamics’ Independent Registered Public Accounting Firm for the fiscal year ending September 30, 2005.

For	15,056,605
Against	107,709
Abstain	4,353

ITEM 5.	Other Information
      None.

ITEM 6.	Exhibits
Exhibits

Number		Exhibit

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

Number		Exhibit

3	.3(2)	Bylaws of the Registrant and amendments thereto.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

10	.4(3)	Letter Agreement Extending Consulting Contract with Malcolm Thompson, dated April 8, 2005.

10	.44(4)	Photon Dynamics, Inc. 2005 Equity Incentive Plan.

10	.45(5)	Photon Dynamics, Inc. 2005 Employee Stock Purchase Plan.

10	.46(6)	Photon Dynamics, Inc. 2005 Non-Employee Directors’ Stock Option Plan.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2005, and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2005, and incorporated herein by reference.

(6)	Previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2005, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ Maureen L. Lamb

Maureen L. Lamb
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)
Dated: August 9, 2005

Exhibit Index

Number		Exhibit

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3	.3(2)	Bylaws of the Registrant and amendments thereto.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

10	.4(3)	Letter Agreement Extending Consulting Contract with Malcolm Thompson, dated April 8, 2005.

10	.44(4)	Photon Dynamics, Inc. 2005 Equity Incentive Plan.

10	.45(5)	Photon Dynamics, Inc. 2005 Employee Stock Purchase Plan.

10	.46(6)	Photon Dynamics, Inc. 2005 Non-Employee Directors’ Stock Option Plan.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference.

(4)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2005, and incorporated herein by reference.

(5)	Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2005, and incorporated herein by reference.

(6)	Previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2005, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.