Form 10-Q
period 2005-06-30
PHOTON DYNAMICS INC
filed 2005-08-09
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      As of July 29, 2005, there were 16,986,888 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,099	$25,483
Short-term investments	76,312	58,672
Accounts receivable, net	38,654	58,341
Inventories	22,956	31,716
Other current assets	5,107	4,536

Total current assets	156,128	178,748
Land, property and equipment, net	20,393	20,337
Other assets	3,800	3,909
Intangible assets, net	3,578	4,753
Goodwill	153	153

Total assets	$184,052	$207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,708	$18,485
Warranty	6,334	6,194
Other current liabilities	9,679	10,231
Deferred gross margin	10,976	11,503

Total current liabilities	35,697	46,413
Other liabilities	1,013	1,528
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	287,590	285,790
Accumulated deficit	(140,390)	(126,178)
Accumulated other comprehensive income	142	347

Total shareholders’ equity	147,342	159,959

Total liabilities and shareholders’ equity	$184,052	$207,900

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(Unaudited)
	(In thousands, except per share data)
Revenue	$39,096	$38,522	$101,061	$89,079
Cost of revenue	26,720	20,711	68,269	48,306

Gross margin	12,376	17,811	32,792	40,773

Operating expenses:
Research and development	8,618	8,031	27,906	19,985
Selling, general and administrative	7,352	4,594	18,143	13,158
Amortization of intangible assets	380	155	1,175	416
Restructuring charges	951	—	951	—
Acquired in-process research and development	—	210	—	210
Impairment of goodwill	—	—	—	665
Impairment of purchased intangibles	—	—	—	2,089
Gain on sale of property and equipment	(143)	(419)	(143)	(449)
Impairment of property and equipment	174	—	556	234

Total operating expenses	17,332	12,571	48,588	36,308

Income (loss) from operations	(4,956)	5,240	(15,796)	4,465
Interest income and other, net	472	389	1,891	4,494

Income (loss) from continuing operations before income taxes and discontinued operations	(4,484)	5,629	(13,905)	8,959
Provision for income taxes	167	134	565	560

Income (loss) from continuing operations before discontinued operations	(4,651)	5,495	(14,470)	8,399
Income (loss) from discontinued operations	268	(265)	258	(1,494)

Net income (loss)	$(4,383)	$5,230	$(14,212)	$6,905

Income (loss) per share from continuing operations:
Basic	$(0.27)	$0.33	$(0.85)	$0.51

Diluted	$(0.27)	$0.32	$(0.85)	$0.49

Income (loss) per share from discontinued operations:
Basic	$0.02	$(0.02)	$0.02	$(0.09)

Diluted	$0.02	$(0.02)	$0.02	$(0.09)

Net income (loss) per share:
Basic	$(0.26)	$0.31	$(0.84)	$0.42

Diluted	$(0.26)	$0.31	$(0.84)	$0.40

Weighted average number of shares:
Basic	16,984	16,663	16,934	16,565
Diluted	16,984	17,071	16,934	17,141
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,

	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(14,470)	$8,399
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	4,331	2,721
Amortization of intangible assets	1,175	416
Impairment of goodwill	—	665
Impairment of purchased intangibles and fixed assets	556	2,323
Acquired in-process research and development	—	210
Gain on sale of property and equipment	(143)	(449)
Stock ownership expense	44	164
Restructuring charges	171	—
Accretion of non-interest bearing notes payable	53	—
Changes in assets and liabilities:
Accounts receivable	19,687	(32,099)
Inventories	8,762	(16,776)
Other current assets	(324)	758
Other assets	109	(1,304)
Accounts payable	(9,786)	15,342
Other current liabilities	252	1,592
Deferred gross margin	(527)	724
Other liabilities	(66)	(65)

Net cash provided by (used in) operating activities from continuing operations	9,824	(17,379)
Net cash used in operating activities from discontinued operations	(589)	(1,453)

Net cash provided by (used in) operating activities	9,235	(18,832)

Cash flows from investing activities:
Purchase of property and equipment	(5,070)	(12,508)
Proceeds from disposal of property and equipment	270	511
Acquisition of assets of Quantum Composers, Inc.	—	(1,000)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	—	(300)
Acquisition of certain intangible assets upon termination of a distributor agreement	—	(1,138)
Purchase of short-term investments	(51,481)	(378,706)
Redemption of short-term investments	33,678	411,554

Net cash provided by (used in) investing activities from continuing operations	(22,603)	18,413

Cash flows from financing activities:
Issuance of common stock	1,756	4,198
Net repayment of short-term borrowings	(532)	—

Net cash provided by financing activities from continuing operations	1,224	4,198
Net cash used in financing activities from discontinued operations	(198)	—

Net cash provided by financing activities	1,026	4,198

Effect of exchange rate changes on cash and cash equivalents	(42)	54

Net decrease in cash and cash equivalents from continuing operations	(11,597)	5,286
Net decrease in cash and cash equivalents from discontinued operations	(787)	(1,453)

Net decrease in cash and cash equivalents	(12,384)	3,833
Cash and cash equivalents at beginning of period	25,483	18,305

Cash and cash equivalents at end of period	$13,099	$22,138

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
      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of the Company’s revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, the Company’s revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. The Company’s current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. For three months ended June 30, 2004, revenue and net income were understated by approximately $70,000. For the nine months ended June 30, 2004, revenue and net income were overstated by approximately $350,000. The Company’s current liabilities were understated by approximately $350,000 at June 30, 2004. The Company determined that cost of revenue

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was not impacted by any of the items discussed above for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, the Company determined that it was appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      In Note 15 to Part II, Item 8, “Quarterly Consolidated Results of Operations (unaudited)” in the Company’s Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/ A, Amendment No. 3 (the “10-K/ A Amendment”) for the year ended September 30, 2004, filed concurrently with this Form 10-Q, the Company adjusted its quarterly results of operations for fiscal 2004 to reflect proper accounting treatment for the transactions related to the investigation. The Company did not amend its Quarterly Reports on Form 10-Q for any of its reported periods in fiscal 2004. All fiscal 2004 amounts reflected in this Form 10-Q reflect the results of the restatement set forth in the 10-K/ A Amendment.
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
      These financial statements and notes should be read in conjunction with “Item 8 Financial Statements and Supplementary Data” included in the 10-K/ A Amendment. Operating results for the three and nine month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2005.
      The condensed consolidated balance sheet as of September 30, 2004, is derived from the Company’s audited consolidated financial statements as of September 30, 2004, included in the Company’s 10-K/ A Amendment, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Concentration of Credit and Other Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of available for sale securities, trade accounts receivable and, at June 30, 2004, derivative financial instruments used to mitigate the effect of exchange rate changes.
      The Company invests excess cash in securities that the Company believes bear minimal risk. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.
      The Company’s customers are located in Korea, Taiwan, Japan and China. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectability of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $727,000 and $18.3 million of revenue that was recognized in the three and nine months ended June 30, 2005 and approximately $660,000 and $7.6 million of revenue that was recognized in the three and nine months ended June 30, 2004 were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. The Company believes its credit evaluation prior to shipment and subsequent monitoring of customer status mitigates its credit risk.
      The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to the Company. Photon Dynamics does not anticipate nonperformance by these counterparties. The Company had no outstanding foreign exchange forward contracts at June 30, 2005, or September 30, 2004.
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
      Terms and conditions of the Company’s sale of products to its value-added reseller are generally consistent with terms and conditions offered to other customers and title typically transfers to the value-added reseller upon shipment. The Company does not grant any rights of return, stock rotation or price protection for its product sales to its value-added reseller. Accordingly, sales transactions with the value-added reseller, consisting of no revenue in either the three month period ended June 30, 2005 and 2004, and $0 and $6.0 million in the nine month period ending June 30, 2005 and 2004, respectively, are recorded in accordance with the policy stated above.
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
      Interest Income. Interest income was approximately $648,000 and $325,000 for the three months ended June 30, 2005 and 2004, respectively, and $1.5 and $1.2 million for the nine months ended June 30, 2005 and 2004, respectively.

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

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Stock option plan:
Expected stock price volatility	0.71	0.80	0.74	0.86
Average Risk free interest rate	3.89%	1.55%	3.1%	2.15%
Expected life of options (years)	4.0	5.4	5.4	5.2
Stock purchase plan:
Expected stock price volatility	0.58	0.96	0.65	0.96
Average Risk free interest rate	2.93%	2.13%	2.5%	2.13%
Expected life of plan (years)	1.2	2.0	1.3	2.0
      FAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock option and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of such Company options.
      For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information for the three and nine months ended June 30, 2005 and 2004 is as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands, except per share data)
Net income (loss) — as reported	$(4,383)	$5,230	$(14,212)	$6,905
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(959)	(1,605)	(4,886)	(5,495)

Net income (loss) — pro forma	$(5,342)	$3,625	$(19,098)	$1,410

Basic net income (loss) per share — as reported	$(0.26)	$0.31	$(0.84)	$0.42
Diluted net income (loss) per share — as reported	$(0.26)	$0.31	$(0.84)	$0.40
Basic net loss per share — pro forma	$(0.31)	$0.22	$(1.13)	$0.09
Diluted net loss per share — pro forma	$(0.31)	$0.21	$(1.13)	$0.08

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
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company has yet to complete its evaluation of the Foreign Earnings Repatriation Provision. However, at this time it is not anticipated that the Provision will result in a material impact on the Company’s effective rate.
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
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS 154 will have a material impact on our results of operations or financial position.

NOTE 2 —	Financial Statement Components

	June 30,	September 30,
	2005	2004

	(In thousands)
Accounts receivable:
Accounts receivable, gross	$38,824	$58,838
Allowance for doubtful accounts	(170)	(497)

Total	$38,654	$58,341

Inventories:
Raw materials	$15,449	$15,529
Work-in-process	6,444	15,046
Finished goods	1,063	1,141

Total	$22,956	$31,716

Other current liabilities:
Compensation	$4,562	$3,984
Obligation to a manufacturing subcontractor in connection with inventory purchases	—	623
Accrued closing costs associated with discontinued operations	113	449
Vendor Obligations	87	669
Notes Payable	1,310	1,534
Other accrued expenses	3,607	2,972

Total	$9,679	$10,231

Accumulated other comprehensive income:
Foreign currency translation adjustments	$491	$533
Unrealized losses on available for sale securities	(349)	(186)

Total	$142	$347

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	Discontinued Operations

Printed Circuit Board Assembly Inspection Business
      The Company formerly had a business which sold printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit this business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented. As of June 30, 2005, the Company is attempting to sublease the facilities associated with the discontinued operations, but there can be no assurances that the Company will be successful in recovering any additional costs associated with this discontinued operation.
      The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment for the three and nine months ended June 30, 2005 and 2004:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(In thousands)
Revenue	$—	$—	$—	$83
Cost of revenue	5	—	(127)	(71)

Gross margin	(5)	—	127	154

Operating expenses:
Selling, general and administrative	—	231	139	1,615

Total operating expenses	—	231	139	1,615

Loss from discontinued operations	$(5)	$(231)	$(12)	$(1,461)

      Loss from discontinued operations for the nine months ended June 30, 2005 includes approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations and approximately $113,000 of additional legal accruals related to the Amtower v Photon Dynamics Inc. lawsuit (See Note 11). The loss from discontinued operations for the three and nine months ended June 30, 2004 includes costs of approximately $169,000 and $1.4 million, respectively, for the settlement of prior inventory purchase commitments, the settlement of a prior lawsuit and the legal expenses incurred as part of the settlement.
      The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	June 30,	September 30,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Other current assets	$1,155	$908

Total assets	$1,155	$908

LIABILITIES
Current liabilities:
Accounts payable	$—	$5
Other current liabilities	496	707

Total current liabilities	496	712
Other liabilities	60	113

Total liabilities	$556	$825

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other current assets at June 30, 2005, include a receivable of approximately $968,000 against shares that are being held in escrow related to the Company’s acquisition of Intelligent Reasoning Systems, Inc., and $175,000 in security deposits on various leases. The escrow is to be settled in December, 2006.
      Other current liabilities at June 30, 2005, include approximately $79,000 related to current operating lease obligations, approximately $200,000 related to accrued legal costs and approximately $200,000 related to potential vendor obligations. Other liabilities of approximately $60,000 relate entirely to non-current operating lease obligations. These lease obligations are to be paid out through December of 2006.
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

	One-Time
	Termination
	Benefits	Other Costs	Total

	(In thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2004	—	537	537
Cash payments	—	(205)	(205)
Adjustments to the liability	—	(132)	(132)

Balance at June 30, 2005	$—	$200	$200

      In March of 2005, the Company settled certain vendor obligations for $205,000 and reversed $132,000 of remaining accrual related to those obligations. The balance of $200,000 remaining at June 30, 2005, consists primarily of potential vendor obligations that the Company is currently negotiating.

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
      The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment for the three and nine months ended June 30, 2005 and 2004:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(In thousands)
Cost of revenue	$(150)	$—	$(150)	$—

Gross margin	150	—	150	—

Operating expenses:
Selling, general and administrative	(123)	3	(120)	(32)
Impairment of purchased intangibles and fixed assets	—	31	—	65

Total operating expenses	(123)	34	(120)	33

Income (loss) from discontinued operations	$273	$(34)	$270	$(33)

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income from discontinued operations for the three and nine months ended June 30, 2005, includes approximately $270,000 for the reduction in certain reserves related to contingent warranty and lease obligations settled at amounts less than originally estimated.
      The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	June 31,	September 30,
	2005	2004

	(In thousands)
LIABILITIES
Other current liabilities:	$263	$797

Total current liabilities	$263	$797

      Other current liabilities at June 30, 2005, include approximately $50,000 related to warranty obligations, approximately $63,000 related to operating lease obligations and approximately $150,000 related to a loan payable. Lease obligations are to be paid out through October of 2007.
      In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Other Costs	Total

		(In thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,116)	(322)	(61)	(1,499)
Adjustments to the liability	—	—	50	50

Balance at September 30, 2004	—	449	—	449
Cash payments	—	(66)	—	(66)
Adjustments to the liability	—	(270)	—	(270)

Balance at June 30, 2005	$—	$113	$—	$113

      Future minimum lease payments, due by fiscal year are approximately: $15,000 in fiscal 2005; $44,000 in fiscal 2006; and $4,000 in fiscal 2007. In April of 2005, the Company entered into a sublease agreement in connection with the closing of its facilities in Canada, and, as a result, reduced its liability by approximately $123,000 for the difference in the estimate of sublease income.

NOTE 4 —	Non-Recurring Acquisitions and Dispositions

Nine months ended June 30, 2004 dispositions
      In May 2004, the Company sold all of its assets in Korea related to its TFT-LCD Backlight Inverter business to WOOYOUNG CO. LTD for approximately $481,000. The assets include inventory and production equipment for which the Company had previously recorded impairment charges, intellectual property and certain employees related to the inverter business. In the three months ended June 30, 2004, the Company recorded a gain on the transaction of approximately $419,000, which is included in “Gain on sale of property and equipment” in the Condensed Consolidated Statements of Operations.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Price Allocation and Pro Forma Information
      The acquisition of the Quantum Assets was accounted for under the purchase method of accounting. The purchase price was allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their respective fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The value of the non-compete agreements was valued at the cash paid up front and the present value of the non-interest payments on the notes issued.
      The value of in-process research and development for the Quantum acquisition was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, after the applicable closing date, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The write off of the value of in-process research and development has been included in the Company’s results of operations.
      The Company applied discount factors to the projected cash flows of the acquired technology in order to determine the present value, based on discount rates with inherent risk and expected growth of the developed, core and in-process technologies. The discount rates used for the Quantum Assets were 25% for the core technologies and 30% for the in-process technologies.
      A summary of the allocation of the purchase price is as follows:

Quantum
Assets

(In thousands)
Acquired core technology	$699
Acquired developed technology	1,006
Acquired in-process research and development	210
Non-compete agreement	769
Net fair value of acquired tangible assets and assumed liabilities	397

Total	$3,081

      The acquired core technology and acquired developed technology associated with the Quantum Assets are being amortized over four years.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following pro-forma information presents the results of continuing operations of the Company for the nine months ended June 30, 2004 as if the Quantum Assets had been acquired as of the beginning of the fiscal year of acquisition. The Company’s results of operations for the nine months ended June 30, 2005 include the post-acquisition results of the Quantum Assets. The pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future.
      The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from these transactions. The unaudited pro forma information is as follows:

Nine Months Ended
June 30, 2004

(Restated)
(In thousands,
except per
share data)
Total revenue	$92,554
Net income from continuing operations	9,132
Net income	7,638
Pro forma income per share from continuing operations:
Basic	$0.55
Diluted	$0.53
Pro forma income loss per share:
Basic	$0.46
Diluted	$0.45

NOTE 5 —	Goodwill and Other Purchased Intangible Assets

Goodwill
      The carrying value of goodwill was approximately $153,000 at both June 30, 2005, and September 30, 2004. There were no additions or adjustments to goodwill during the nine months ended June 30, 2005. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2004.
      During the three months ended December 31, 2003, the Company recorded approximately $665,000 in goodwill impairment charges. This impairment charge included charges associated with the Company’s RTP and Akcron reporting units of $300,000 and $365,000, respectively. The RTP reporting unit consists of rapid thermal processing technology. The Akcron reporting unit consists of thin film transistor liquid crystal display (“TFT-LCD”) backlight inverter technology. These charges have been reflected in the results of operations for the nine months ended June 30, 2004.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Because the Company has written off all goodwill resulting from the acquisition of the RTP Assets, the $300,000 resolved in favor of Intevac resulted in an adjustment to record additional goodwill, which was deemed to be impaired due to continuing deterioration in business conditions during the three month period ended December 31, 2003.
      Goodwill of $153,000 as of June 30, 2005, relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.

Intangible Assets
      Information regarding the Company’s intangible assets is as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total

		(In thousands)
Balance as of September 30, 2004	$932	$2,109	$949	$763	$4,753
Amortization during the period	(189)	(452)	(284)	(250)	(1,175)

Balance as of June 30, 2005	$743	$1,657	$665	$513	$3,578

      During the three months ended December 31, 2003, the Company recorded impairment charges of approximately $2.1 million related to the remaining portion of the acquired developed technology and core technology related to the Akcron and RTP reporting units. These charges have been reflected in the results of operations for the nine months ended June 30, 2005.
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
      Based on intangible assets recorded at June 30, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated amortization expense relating to intangible assets at June 30, 2005, is approximately $372,000, $1.5 million, $1.2 million and $558,000 in fiscal 2005 through 2008, respectively.
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

NOTE 6 —	Derivative Financial Instruments
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company’s international sales are primarily denominated in U.S. dollars although approximately $727,000 and $18.3 million of revenue that was recognized in the three and nine month periods ending June 30, 2005, and approximately $660,000 and $7.6 million of revenue that was recognized in the three and nine months ended June 30, 2004, were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. For foreign currency denominated sales however, the volatility of the foreign currency markets could impact the Company’s margin. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. The Company records the mark-to-market change in fair value of its derivative instruments within “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. The Company did not have any forward sales contracts at June 30, 2005 or September 30, 2004. At June 30, 2004, the Company had foreign exchange forward contracts maturing throughout fiscal 2004 to sell approximately $2.9 million in foreign currencies, primarily Japanese Yen. The Company did not qualify these forward sales contract as hedging instruments, as defined by FAS 133, and, as such, recorded the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Condensed Consolidated Statements of Operations. The Company recorded a net gain of approximately $185,000 from changes in fair values of these foreign currency exchange contracts for the three months ended June 30, 2004 and a net loss of approximately $23,000 from changes in fair values of these contracts for the nine month period ended June 30, 2004. These gains and losses are included in “Interest income and other, net” in the Condensed Consolidated Statements of Operations.

NOTE 7 —	Restructuring Costs
      During the third quarter of fiscal 2005, the Company implemented a restructuring plan to relocate all activities in its Markham, Canada location — consisting of research and development related to the Company’s PanelMastertm inspection systems — to the Company’s Daejon, Korea and San Jose, California locations. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).
      The restructuring plan included reducing its workforce and consolidating and closing its Markham, Canada location. Prior to the date of the financial statements, management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting up to 32 employees would take place in three phases through March 31, 2006. Certain of these employees were offered permanent employment elsewhere in the Company and will be provided with certain relocation benefits in lieu of severance benefits, if they accept the offer. All 32 of the affected employees were notified of their termination prior to the date of the financial statements and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits they were entitled to receive.
      The Company recorded an initial restructuring charge of approximately $665,000 in its third quarter, which was comprised of approximately $431,000 for employee severance and related benefits and approximately $234,000 related to contract termination costs associated with excess facilities. These charges are reflected in “Restructuring charges” in the Company’s Consolidated Statements of Operations. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash through December 2007, net of a sublease agreement the Company entered into in April and to costs associated with the book value of leasehold improvements. The Company recorded an additional restructuring charge of approximately $286,000 during its third quarter which represent the current quarter share of the ratable accrual for future employee severance and related retention benefits to be paid in future periods.
      The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total

	(In thousands)
Inception of liability	$431	$234	$665
Cash payments	(294)	(15)	(309)
Costs incurred and charged to expense	286	—	286
Adjustments to the liability	(1)	(7)	(8)

Balance at June 30, 2005	$422	$212	$634

      As of June 30, 2005, the remaining liability of approximately $634,000 is reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets. Adjustments to the liability primarily represent currency translation effects on the liability.
      Additional restructuring charges for employee severance and related benefits will be ratably accrued over the related service periods through March of 2006; and, as such, the Company expects additional restructuring charges of approximately $230,000 in its fourth quarter of fiscal 2005 and approximately $89,000 in both its first and second fiscal quarters of fiscal 2006. Management expects to settle all employee severance and benefits by the end of the third quarter of fiscal 2006.

NOTE 8 —	Comprehensive Income
      The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
		(In thousands)
Net income (loss)	$(4,383)	$5,230	$(14,212)	$6,905
Other comprehensive loss:
Net change in unrealized losses on investments	94	(383)	(163)	(559)
Change in foreign currency translation	(121)	153	(42)	54

Other comprehensive loss	(27)	(230)	(205)	(505)

Total comprehensive income (loss)	$(4,410)	$5,000	$(14,417)	$6,400

NOTE 9 —	Shareholders’ Equity
      Stock Option Plans. On March 7, 2005, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved the Company’s 2005 Equity Incentive Plan as an amendment and restatement of its 2001 Equity Incentive Plan, which reserves an aggregate of 1,450,000 shares of common stock for grant under the plan (including 650,000 shares that were previously reserved under the 2001 Equity Incentive Plan). The Company’s shareholders also approved the 2005 Employee Stock Purchase Plan, which reserves an aggregate of 1,000,000 shares of common stock for grant under the plan. The Company’s

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholders also approved the 2005 Non-Employee Directors’ Stock Option Plan, which reserves an aggregate of 400,000 shares of common stock for grant under the plan.

NOTE 10 —	Net Income Per Share
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
      The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations before discontinued operations	$(4,651)	$5,495	$(14,470)	$8,399
Net income (loss) from discontinued operations	268	(265)	258	(1,494)

Net income (loss)	$(4,383)	$5,230	$(14,212)	$6,905

Denominator:
Weighted average shares for basic net income per share	16,984	16,663	16,934	16,565
Effect of dilutive securities: Employee stock options	— (1)	408	— (1)	576

Weighted average shares for diluted net income per share	16,984	17,071	16,934	17,141

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.27)	$0.33	$(0.85)	$0.51
Net income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.09)

Net income (loss) per share	$(0.26)	$0.31	$(0.84)	$0.42

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.27)	$0.32	$(0.85)	$0.49
Net income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.09)

Net income (loss) per share	$(0.26)	$0.31	$(0.84)	$0.40

(1)	The effect of potentially dilutive securities from employee stock options to purchase 95,096 and 132,667 shares of common stock for the three and nine month periods ended June 30, 2005 were not included in the computation of diluted net income (loss) per share as the effect is anti-dilutive due to net losses.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the three and nine month periods ended June 30, 2005, options to purchase 1,241,597 and 1,238,574 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive. During the three and nine month periods ended June 30, 2004, options to purchase 272,322 and 233,923 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.

NOTE 11 —	Commitments and Contingencies

Purchase Agreements
      The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $32.7 million as of June 30, 2005 and $27.3 million as of September 30, 2004.

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
      Changes in the Company’s product liability during the nine month periods ended June 30, 2005 and 2004 were as follows:

	Nine Months Ended
	June 30,

	2005	2004

	(In thousands)
Beginning balance	$6,194	$2,363
Estimated warranty cost of new shipments during the period	3,975	4,030
Warranty costs during the period	(3,556)	(2,840)
Changes in liability for pre-existing warranties, including expirations	(279)	545

Ending balance	$6,334	$4,098

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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company was named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, which previously was a third-party manufacturer of the Company, asserted several causes of action arising out of the alleged nonperformance by the Company of the manufacturing outsourcing agreement between the Company and the plaintiff, and sought approximately $3.1 million in compensatory damages and punitive damages in an unknown amount. The Company responded to the complaint on March 19, 2004, by filing an answer and cross complaint seeking damages of at least $135,000. The Company amended its cross complaint on June 26, 2004. The parties settled this dispute in March 2005, pursuant to which the Company paid Sanmina SCI Corporation $1.4 million, and the court dismissed the matter on April 1, 2005. The Company had previously accrued a liability of approximately $622,000, for managements’ estimates of the amount owed upon termination of its relationship with Sanmina SCI. The difference between the $778,000 additional liability arising from the settlement and the value assigned to the inventory received was recorded as a charge to Cost of revenue of approximately $278,000 and as a recovery of approximately $132,000 in discontinued operations.
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

NOTE 12 —	Geographic Information
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)
Revenue:
Korea	$19,550	$20,984	$30,585	$44,885
Taiwan	18,420	16,507	40,994	36,243
Japan	1,126	1,031	16,200	7,951
China	—	—	13,282	—

Total	$39,096	$38,522	$101,061	$89,079

      The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Revenue:
ArrayCheckertm	71%	84%	63%	83%
ArraySavertm	21%	11%	27%	12%
PanelMastertm	—	—	1%	—
Spares and other	8%	5%	9%	5%

Total	100%	100%	100%	100%

      Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Customer A	42%	53%	26%	37%
Customer B	*	*	*	10%
Customer C	*	*	15%	*
Customer E	15%	*	*	13%
Customer F	*	*	14%	*
Customer G	*	*	12%	*
Customer H	14%	19%	*	*
Customer I	12%	*	*	*
Customer J	*	14%	*	*

*	Customer accounted for less than 10% of total revenue for the period

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	June 30	September 30
	2005	2004

Customer A	41%	29%
Customer E	14%	16%
Customer F	*	13%
Customer H	16%	12%

*	Customer accounted for less than 10% of total gross accounts receivable for the period
      Long-lived assets by geographical area are as follows:

	June 30	September 30
	2005	2004

	(In thousands)
United States	$22,106	$22,889
Canada	894	1,947
Other	1,124	407

Total	$24,124	$25,243

NOTE 13 —	Related Party Transactions
      During the three and nine month periods ended June 30, 2005, the Company paid $24,000 and $96,000, respectively, to one member of the Company’s board of directors for consulting services rendered to the Company. During the three and nine month periods ended June 30, 2004, the Company paid $36,000 and $116,000, respectively, to this member of the Company’s board of directors for consulting services rendered to the Company. During the three and nine month periods ended June 30, 2005, the Company recorded approximately $9,000 and $44,000, respectively, in stock ownership expense related to options granted to this consultant. During the three and nine month periods ended June 30, 2004, the Company recorded approximately $82,000 and $164,000, respectively, in stock ownership expense related to options granted to this consultant. In April 2005, the Company extended the consulting agreement with this board member for additional consulting services through September, 2005.

NOTE 14 —	Provision for Income Taxes
      For the three and nine month periods ended June 30, 2005 the Company recorded a provision for income taxes of approximately $167,000 and $565,000, respectively. For the three and nine month periods ended June 30, 2004 the Company recorded a provision for income taxes of $134,000 and $560,000, respectively. The provision for income taxes for the nine months ended June 30, 2004 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. The Company had a provision for income taxes despite a net loss position in both the three and nine month periods ended June 30, 2005 due primarily to foreign income taxes. The effective tax rate for the three and nine month periods ended June 30, 2004 is lower than the statutory rate due to tax benefits arising from net operating losses. The effective tax rate for the three and nine month periods ended June 30, 2004 is a combination of foreign income taxes and domestic alternative minimum taxes.

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
      Adjustments identified as a result of the investigation, including adjustments related to the additional commitments initially reported by management to the Audit Committee as discussed above, aggregate to an overstatement of Photon Dynamics’ revenue and net income by approximately $1.4 million in fiscal 2004. In addition, because the amounts erroneously recognized as revenue were not deferred, Photon Dynamics’ revenue and net income were understated by approximately $0.3 million, in the first quarter of fiscal 2005. Photon Dynamics’ current liabilities were understated by approximately $1.4 million at September 30, 2004, and were understated by approximately $1.1 million at December 31, 2004. For the three months ended June 30, 2004, revenue and net income were each understated by approximately $70,000. For the nine months ended June 30, 2004, revenue and net income were overstated by approximately $350,000. Photon Dynamics’ current liabilities were understated by approximately $350,000 at June 30, 2004. Photon Dynamics determined that cost of revenue was not impacted by any of the items discussed above for any period. Because of the aggregate significance of the errors found, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements, Photon Dynamics determined that it was appropriate to restate its financial statements for the year ended September 30, 2004, the quarters within that year and restate its financial statements for the quarter ended December 31, 2004.
      As a result of the investigation, Photon Dynamics filed a Form 10-K/ A, Amendment No. 3 (the “10-K/A Amendment”) and a Form 10-Q/ A, Amendment No. 1 to reflect proper accounting treatment for transactions related to its review of its fiscal year ended September 30, 2004 and its fiscal quarter ended December 31, 2004, respectively. The restated results of operations primarily reflect the timing of revenues between quarters and between fiscal periods 2004 and 2005 and do not represent an overall reduction in revenue that would ultimately be recognized on the sales transactions.
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
      In fiscal 2005, our emphasis is to strengthen our market position, our product focus, our operations and our fiscal performance. Our management team is focused on several imperatives to support these objectives:

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
      We recorded impairment charges of approximately $365,000 of goodwill and $2.1 million of acquired core technology and acquired developed technology associated with these reporting units in the nine months ended June 30, 2004.

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

Backlog
      Our backlog for unshipped system orders as of June 30, 2005, was approximately $81.5 million. Our backlog consists of orders for which we have accepted purchase orders and assigned shipment dates within twelve months from June 30, 2005 and which are reasonably expected to be filled within that time frame. All orders are subject to delay or cancellation with limited penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, cyclical nature of customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
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
      Our allowance for doubtful accounts was approximately $170,000 and $497,000 at June 30, 2005 and September 30, 2004. These balances each represent less than 2% of fiscal 2004 revenues. Our reserve at June 30, 2005 decreased from the September 30, 2004 balance due to the collection of certain receivable balances that were previously reserved. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Accordingly, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.
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

      Our liability for warranty coverage was approximately $6.3 million and $6.2 million at June 30, 2005 and September 30, 2004, respectively. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability would be required.
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
      As described in “Acquisitions and Dispositions” above, we recorded both goodwill and intangible asset impairment charges as part of our transition to a singular focus on our core business of developing yield management solutions for the flat panel display industry. During fiscal quarter ended December 31, 2003, we recorded a goodwill impairment charge of approximately $365,000 and an intangible asset impairment charge of $2.1 million associated with our Akcron reporting unit and the remaining intangible assets associated with our RTP and Akcron reporting units. These charges were reflected in our results of operations for the nine months ended June 30, 2004. In October 2003, $1.7 million of the $2.0 million escrow related to the purchase of certain assets relating to the RTP Assets was settled in our favor, and $300,000 was settled in favor of Intevac, resulting in an additional goodwill impairment charge of $300,000 also reflected in our results of operations in the nine months ended June 30, 2004.
      Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in one significant litigation matter as of June 30, 2005 — Amtower v. Photon Dynamics, Inc. — in which the plaintiffs are seeking damages of approximately $17.7 million, plus unspecified emotional distress and punitive damages. We settled our lawsuit with Sanmina SCI in the second quarter of fiscal 2005. These matters are as described in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q. We have made our requisite assessments and accruals, as warranted, as of June 30, 2005. We believe that an adverse judgment in the Amtower litigation could have a material adverse effect on our financial condition, results of operations or cash flows.

Results of Operations

Selected Financial Data
      The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	68.3	53.8	67.5	54.2

Gross margin	31.7	46.2	32.5	45.8

Operating expenses:
Research and development	22.0	20.9	27.6	22.4
Selling, general and administrative	18.8	11.9	18.0	14.8
Amortization of intangible assets	1.0	0.4	1.1	0.5
Restructuring charges	2.5	—	0.9	—
Acquired in-process research and development	—	0.5	—	0.2
Impairment of goodwill	—	—	—	0.8
Impairment of purchased intangibles	—	—	—	2.3
Gain on sale of property and equipment	(0.4)	(1.1)	(0.1)	(0.5)
Impairment of property and equipment	0.5	—	0.6	0.3

Total operating expenses	44.4	32.6	48.1	40.8

Income (loss) from operations	(12.7)	13.6	(15.6)	5.0
Interest income and other, net	1.2	1.0	1.9	5.0

Income (loss) from continuing operations before income taxes and discontinued operations	(11.5)	14.6	(13.7)	10.0
Provision for income taxes	0.4	0.3	0.6	0.6

Income (loss) from continuing operations	(11.9)	14.3	(14.3)	9.4
Income (loss) from discontinued operations	0.7	(0.7)	0.2	(1.6)

Net income (loss)	(11.2)%	13.6%	(14.1)%	7.8%

Revenue

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

			(Restated)			(Restated)
	(Dollars in millions)
Revenue	$39.1	1%	$38.5	$101.1	13%	$89.1
      Revenue increased 1% for the three months ended June 30, 2005 over the same period in the prior year and increased 55% sequentially, quarter over quarter as our customers continued their expansion of manufacturing capacity. The increase in revenue for the nine months ended June 30, 2005 over the same period of the prior year was primarily due to the continued expansion of our customers’ manufacturing capacity. Flat panel display manufacturers continue to increase capacity to meet computer notebook, monitor and television demand. Revenue increased as flat panel display manufacturers continued to invest to keep pace with forecasted AMLCD demand.
      We generate revenue from the sales of our ArrayCheckertm and ArraySavertm test and repair equipment, our PanelMastertm inspection equipment, and the sales of spare parts.

      Our ArrayCheckertm and ArraySavertm test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 5 and earlier generation test and repair products represented approximately 35% and 45% of revenue in the three month periods ended June 30, 2005 and 2004, respectively, and approximately 36% and 58% of revenue in the nine month periods ended June 30, 2005 and 2004, respectively. The period-over-period decrease in both the three and nine month periods was due primarily to the increase in revenue from our Generation 6 products as flat panel display manufacturers move to a larger size glass substrate in the manufacturing process. Revenue from our Generation 6 products represented approximately 58% and 50% of revenue in the three month periods ended June 30, 2005 and 2004, respectively, and approximately 55% and 36% of revenue in the nine month periods ended June 30, 2005 and 2004, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 ArrayCheckertm products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySavertm products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the Array Repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 6 and future generation products.
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
      Revenue from our ArrayCheckertm products represented approximately 71% and 84% of our total revenue for the three months ended June 30, 2005 and 2004, respectively, and approximately 63% and 83% of our total revenue for the nine months ended June 30, 2005 and 2004, respectively. Revenue from our test products decreased in absolute dollars primarily due to the level of capital expenditures of our customers as they invest in manufacturing capacity. Revenue from our test products decreased as a percentage of revenue due primarily to the increase in revenue from our repair products.
      Revenue from our ArraySavertm products represented approximately 21% and 11% of our total revenue for the three months ended June 30, 2005 and 2004, respectively, and approximately 27% and 12% of our total revenue for the nine months ended June 30, 2005 and 2004, respectively. Revenue from our repair products has increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size processed in factories that use Generation 6 and due to expansion of customer manufacturing facilities. The cost of yield loss associated with large panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields.
      Revenue from our PanelMastertm products represented approximately 0% and less than 1% of total revenue for the three and nine month periods ended June 30, 2005, with no corresponding revenue in the same periods in the prior fiscal year. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. Because this is a new product line we have deferred 100% of the revenue until we receive customer final acceptance, which demonstrates that the product meets the customers’ specifications at the customers’ factory site. The revenue recognized in the nine months ended June 30, 2005 represents revenue on an older, pre-production machine for which we received final acceptance.
      Revenue from our ArrayCheckertm and ArraySavertm products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. Revenue for both the three and nine month periods ended June 30, 2005 include a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.
      Revenue from spare part sales represented approximately 8% and 5% of our total revenue in the three month periods ended June 30, 2005 and 2004, respectively, and approximately 9% and 5% of our total revenue in the nine month periods ended June 30, 2005 and 2004, respectively. The increase is due in part to the increased installed base of tools at our customer’s facilities.
      Revenue by region for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

			(Restated)			(Restated)
	(Dollars in millions)
Korea	$19.6	(7)%	$21.0	$30.6	(32)%	$44.9
Taiwan	18.4	12%	16.5	41.0	13%	36.2
Japan	1.1	10%	1.0	16.2	103%	8.0
China	—	—	—	13.3	—	—

	$39.1	2%	$38.5	$101.1	13%	$89.1

      The changes in revenue in the current fiscal year as compared to the same periods in the prior year are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.
      In the three and nine months ended June 30, 2005, approximately $727,000 and $18.3 million, respectively, of our sales were made in currencies other than U.S. dollars, primarily Japanese yen. In the three and nine month periods ended June 30, 2004, approximately $660,000 million and $7.6 million, respectively, of our sales were made in currencies other than U.S. dollars, primarily Japanese yen. The increase in sales in Japanese yen is due to the termination of our agreement with our value-added reseller in the second quarter of fiscal 2004. Sales to our former reseller, who had exclusive rights to sell our products in Japan, were primarily in U.S. dollars. Our direct sales to our customers in Japan are denominated in yen.
      We expect revenue for the fourth quarter of fiscal 2005 to be between $23 and $28 million. For the fourth fiscal quarter, we expect to ship a number of new products that will require final acceptance by customers at their factory before we can recognize the revenue. While these new products are similar to existing Photon Dynamics products, revenue from shipments of these products will be deferred to ensure that the new products are performing in accordance with the agreed specifications and that we have met defined customer acceptance criteria.

Gross Margin

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

			(Restated)			(Restated)
Gross Margin	32%	(32)%	46%	32%	(29)%	46%
      Gross margins decreased in both the three and nine month periods ended June 30, 2005, as compared to the same periods in the prior fiscal year. Gross margins in the current periods were impacted by:

•	A high mix of Generation 5 and earlier generation test and repair products sold at lower margins than current generation products;

•	The under-utilization of our San Jose facilities.
      We anticipate that our gross margin for our fourth quarter of fiscal 2005 will decrease to 22-28% due to the expected decrease in revenue and a higher mix of our lower margin systems.
      Key factors that may impact our future gross margin include:

•	Our revenue mix between higher margin ArrayCheckertm systems and lower margin ArraySavertm and PanelMastertm systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or pushouts by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.

Research and Development

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

	(Dollars in millions)
Expense	$8.6	7%	$8.0	$27.9	40%	$20.0
Percent of Revenue	22%		21%	28%		22%
      Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. We increased our overall research and development spending in the three and nine months ended June 30, 2005, in both absolute dollars and as a percentage of revenue over the same period of the prior fiscal year due to more engineering programs in process to support simultaneous development of Generation 6 and 7 test, repair and inspection products. The increased costs related primarily to higher spending on prototype materials and engineering headcount.
      We expect our research and development expenses to be relatively flat in absolute dollars during our fourth quarter of fiscal 2005 as compared to our third quarter as we continue our research and development efforts to address three areas:

•	Ramp up our cell and module program to address mass production requirements;

•	Increase our efforts on Generation 7 and 7.5 products and launch programs for Generation 8 products;

•	Invest funds in reliability and cost reduction initiatives; and

•	Expand our repair product offering.
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

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

	(Dollars in millions)
Expense	$7.4	60%	$4.6	$18.1	38%	$13.2
Percent of Revenue	19%		12%	18%		15%
      Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were higher in both the three and nine month periods ended June 30, 2005 in both absolute dollars and as a percentage of revenue compared to the same periods in the prior fiscal year due primarily to:

•	Amounts spent on the internal investigation and resulting restatement of our fiscal 2004 Annual Report on Form 10-K/ A and our fiscal 2005 Quarterly Report on Form 10-Q/ A for the three month period ended December 31, 2004. Expenses incurred in the quarter were approximately $16 million;

•	Amounts spent on preparation work for compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Additional investments in the marketing area.
      We expect our selling general and administrative expenses to be lower in our fourth quarter of fiscal 2005 due to lower audit and legal expenses related to the investigation.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

Expense	$380,000	145%	$155,000	$1.2 million	182%	$416,000
Percent of Revenue	1%		0.4%	1%		0.5%
      The increase in amortization expense for both the three and nine months ended June 30, 2005 compared to the same periods in the prior fiscal year is due primarily to the additional amortization associated with intangible assets related to both the purchase of assets from Tucson Optical Research Corporation in August 2004 and the purchase of assets from Quantum Composers in June 2004.
      Based on intangible assets recorded at June 30, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our quarterly amortization to be approximately $370,000 through fiscal 2006.

Restructuring Charges
      In April, 2005, we recorded an initial restructuring charge of approximately $665,000 associated with a reduction in workforce and consolidation and closing of our facilities at our Markham, Ontario, Canada location. The charge was comprised of approximately $431,000 for employee severance and related benefits as a result of planned terminations of up to 32 employees and approximately $234,000 for contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under a long-term operating lease agreement for facilities we vacated in June. This lease extends through October 2007 and the charge is net of a sublease agreement the Company entered into in April 2005.
      Under the restructuring plan, certain employees were being offered additional severance amounts and retention bonuses to stay through September 2005 and March 2006. Charges for these benefits are being ratably accrued over the related service periods. We recorded an additional restructuring charge of approximately $286,000 during our third quarter related to these severance and retention amounts. In addition, we expect additional severance charges of approximately $230,000 in our fourth quarter of fiscal 2005 and $89,000 in each of our first and second quarter of fiscal 2006. We expect to settle all employee severance and related benefits by the end of our third quarter of fiscal 2006.
      Under the restructuring plan, we expect annual savings from this restructuring in salary and benefits costs, amortization and rent expense of approximately $2 million per fiscal year. Expected salary and benefit savings will be partially offset by the expected replacement of approximately four of the eliminated positions, while rent savings will be partially offset through March of 2006 by costs to sublease a smaller location in Markham, Ontario, Canada for the employees who have been offered retention benefits to complete specific projects and assist in the transition of technology. In our fourth quarter of fiscal 2005, we expect net savings of approximately $30,000 and $275,000 in our “Cost of revenue” and “Research and development” charges in our condensed consolidated statement of operations.

Acquired In-Process Research and Development
      In June 2004, we acquired from Quantum Composers all of the assets of Quantum Composers related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair. The purchase price of this acquisition was allocated in accordance with FAS 141, “Business Combinations,” including in-process research and development charges of approximately $210,000. This charge was expensed on the acquisition date as it represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.
      Acquired in-process research and development was identified and valued through interviews with executives of Quantum Composers, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique we utilized in valuing in-process research and development. We discounted back to their present value projected incremental cash flows using discount rate of 30%, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets.
      In-process research and development related to Quantum Composers involved the design of the next generation laser cutting/ablation systems for our LCD panel repair products. At the time of acquisition, the project was approximately 75% complete, and was completed by the end of fiscal 2004. The completion of development resulted in approximately $25,000 of additional expenditures in the fourth quarter of fiscal 2004.
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

Impairment of Goodwill, Purchased Intangibles and Property and Equipment
      As discussed in the overview and critical accounting policies above, we have exited all business lines other than the flat panel display products market and have suspended operations in the LTPS and inverter markets. As a result, in the three months ended December 31, 2003, we took impairment charges for the remaining goodwill of $665,000 and purchased intangible assets of $2.1 million related to these prior acquisitions and long-lived assets of $234,000. In the three months ended June 30, 2005, we wrote off approximately $174,000 related to our test bed equipment, while in March 31, 2005, we wrote off approximately $382,000, representing the remaining production assets related to our LTPS product line, as substantially all our customer commitments were fulfilled.
      At June 30, 2005, the remaining balance for goodwill of $153,000 relates to our acquisition of assets from Summit Imaging and the balance for purchased intangible assets of $3.6 million relates to our acquisition of assets from Summit Imaging, Quantum Composers and Tucson Optical Research Corporation and the license agreement with Ishikawajima-Harima Heavy Industries Co., Ltd.

Gain on Sale of Property and Equipment
      In the three months ended June 30, 2005, we recorded approximately $143,000 as a gain on the sale of fixed assets for the sale of a demonstration tool. In the three months ended June 30, 2004, we recorded approximately $419,000 as a gain on the sale of all of our assets in Korea related to our TFT-LCD Backlight Inverter business. The sale was for approximately $481,000. The assets include production equipment, intellectual property and certain employees related to the inverter business.

Interest Income and Other, Net

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

Income	$472,000	21%	$389,000	$1.9 million	(58)%	$4.5 million
Percent of Revenue	1%		1%	2%		5%
      Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses, changes in the fair value of derivative financial instruments and other miscellaneous income and expense. The higher level of interest income and other, net, in the three month period ended June 30, 2005 as compared to the same period of fiscal 2004, was primarily attributable to increased interest income. The lower level of interest income and other, net, in the nine month period ended June 30, 2005 as compared to the same period of fiscal 2004, was primarily attributable to having received a one-time technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	June 30,			June 30,

	2005	Change	2004	2005	Change	2004

			(Restated)			(Restated)
Expense	$167,000	25%	$134,000	$565,000	1%	$560,000
Percent of Revenue	0%		0%	1%		1%
      Our provision for income taxes for the nine months ended June 30, 2004 included a foreign withholding tax related to the resolution of the technology license fee litigation settlement. The Company had a provision for income taxes despite a net loss position in both the three and nine month periods ended June 30, 2005 due primarily to foreign income taxes. The effective tax rate for the three and nine month periods ended June 30, 2004 is lower than the statutory rate due to tax benefits arising from net operating losses. The effective tax rate for the three and nine month periods ended June 30, 2004 is a combination of foreign income taxes and domestic alternative minimum taxes
      Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, amount of and access to tax loss carryforwards, expenses incurred in connection with acquisitions that are not deductible for tax purposes, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Income (loss)	$268,000	$(265,000)	$258,000	$(1.5 million	)
      Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Income from discontinued operations for the three months ended June 30, 2005 includes approximately $270,000 for the reduction in certain reserves related to contingent warranty and lease obligations settled at amounts less than originally estimated in the former cathode ray tube display and high quality glass inspection business. Income from discontinued operations for the nine months ended June 30, 2005 includes additional amounts of approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations, offset by approximately $113,000 of additional legal accruals related to our lawsuit with a former executive officer, both of which are related to the printed circuit board assembly inspection business.
      The loss from discontinued operations for the nine months ended June 30, 2004 included approximately $1.2 million in litigation costs for settlement of prior inventory purchase commitments and for settlement of a lawsuit brought by a former employee, both related to the disposition of the printed circuit board assembly inspection business.
      We do not expect losses from these businesses to be material in the foreseeable future; however, an adverse judgment in the Amtower v Photon Dynamics, Inc. lawsuit could have a material adverse effect on the results of operations from discontinued operations.
Liquidity and Capital Resources
      We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $120.4 million as of June 30, 2005, compared to $132.3 million as of September 30, 2004. A major component of working capital is $89.4 million of cash, cash equivalents and short-term investments as of June 30, 2005, compared to $84.2 million as of September 30, 2004. Our cash, cash equivalents and short-term investments represent 49% and 40% of total assets at June 30, 2005 and September 31, 2004, respectively.

Operating Activities of Continuing Operations
      Cash provided by operating activities from continuing operations was $9.8 million in the first nine months of fiscal 2005. In the nine months ending June 30, 2005, cash was provided by decreases in working capital, partially offset by our net loss, adjusted for non-cash related items. We generated $18.1 million of cash by reducing our investment in working capital, the primary source being a decrease of approximately $19.7 million in our net accounts receivable, resulting primarily from: (a) collections on the September 30, 2004 balance and (b) the timing of shipments in our third quarter. This decrease in accounts receivable was primarily offset by a $9.8 million decrease in accounts payable primarily related to inventory purchases.

Investing Activities of Continuing Operations
      Cash used in investing activities from continuing operations was $22.6 million in the first nine months of fiscal 2005. Cash used in investing activities was primarily the result of approximately $17.8 million of net purchases of short-term investments and capital expenditures of $5.1 million.

Financing Activities of Continuing Operations
      Cash provided by financing activities from continuing operations was $1.2 million in the first nine months of fiscal 2005 resulting from approximately $1.8 million in sales of our common stock under our employee equity compensation plans, offset by approximately $532,000 in repayments of short term debt obligations.
      The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
      In March 2000, we entered into a bank line of credit which had an initial term of one year. We have renegotiated the line of credit on an annual basis and currently have a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime, expiring in October 2005. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At June 30, 2005, no amounts were outstanding under the line of credit and we are in compliance with all covenants. We currently expect that upon expiration of the line of credit, we will seek to renew it.

Operating, Investing and Financing Activities of Discontinued Operations
      Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Net cash provided by (used in)

discontinued operations, consisting primarily of changes in working capital balances, during the nine month periods ended June 30, 2005 and 2004 is as follows:

	Nine Months Ended
	June 31,

	2005	2004

	(In thousands)
Printed circuit board business	$(523)	$(1,225)
Cathode ray tube display and high quality glass inspection business	(264)	(228)

Net cash used in discontinued operations	$(787)	$(1,453)

Contractual Obligations
      The following table summarizes the approximate contractual obligations that we have at June 30, 2005. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year

Contractual Obligations	Total	2005(1)	2006	2007	2008	2009	Thereafter

			(In thousands)
Notes payable	$2,251	$333	$977	$941	$—	$—	$—
Operating lease obligations	15,920	948	3,572	2,748	2,627	2,627	3,398
Purchase obligations	32,671	20,062	8,132	3,762	715	—	—

Total	$50,842	$21,343	$12,681	$7,451	$3,342	$2,627	$3,398

(1)	Remaining 3 months
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
      We maintain certain open inventory purchase commitments with our suppliers to help provide a smooth and continuous supply chain for key components. Our liability in these purchase commitments is generally restricted to purchase commitments over a forecasted time horizon as mutually agreed upon between the parties and is reflected in “purchase obligations” in the table above. The majority of these purchase commitments are related to our backlog of unshipped orders.

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

      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with our first quarter of fiscal year 2006. We not expect that the adoption of SFAS 154 will have a material impact on our results of operations or financial position.
Factors Affecting Operating Results

We have sustained losses and we may sustain losses in the future.
      We reported net losses for each of the fiscal years ended September 30, 2003 and 2002. Although we reported profits in each of the four quarters of fiscal 2004 we are again reporting a net loss for the three and nine months ended June 30, 2005. In the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we recently increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. In addition, we expect our selling, general and administrative expenses in fiscal 2005 to be higher in absolute dollars as compared to fiscal 2004 due to investments we intend to make in the marketing area, in compliance with section 404 of the Sarbanes-Oxley Act of 2002 and in the investigation and restatement of our fiscal 2004 Annual Report on Form 10-K/ A and our Quarterly Report on Form 10-Q/ A for the three months ended December 31, 2004. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to again achieve profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

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
      The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first nine months of fiscal 2005 and 2004 is as follows: our top four customers accounted for 67% of our revenue in the first nine months of fiscal 2005; and our top three customers accounted for 60% of our revenue in the first nine months of fiscal 2004.

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

      We have recently disclosed material weaknesses in our internal control over financial close process and sales order fulfillment and revenue recognition process as discussed in Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q and Item 9A of our Annual Report on Form 10-K/A, Amendment No. 3 filed with the SEC. Although we have committed significant resources to remediate these weaknesses, there can be no assurances that we will not have material weaknesses at the end of the fiscal year, or that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may occur in the future or new material weaknesses may be found to exist, these material weaknesses may have a material effect on our Company, or our results of operations, or result in a failure to meet our reporting obligations.

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
      Our domestic and international competitors, many of which have substantially greater resources and have made substantial investments in competing technologies, may have patents that will prevent, limit or interfere with our ability to manufacture and sell our products. We have not conducted a comprehensive independent review of patents issued to third parties. Third parties may assert infringement claims, successful or otherwise, against us, and litigation may be necessary to defend against claims of infringement or invalidity. An adverse outcome in the defense of a patent suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling our products. Even successful defenses of patent suits can be costly and time-consuming.

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
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has announced changes to U.S. generally accepted accounting principles that will require us to record charges to earnings for employee stock option grants. These rules become effective in the first quarter of fiscal 2006. We believe this accounting standard will have a material impact on our consolidated financial statements as reported under generally accepted accounting principles. In addition, regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk
      We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. In fiscal 2004, approximately $4.4 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen, and, at September 30, 2004, approximately $13.2 million of our accounts receivable was denominated in currencies other than U.S. dollars, all of which was in Japanese yen. In the three and nine month periods ended June 30, 2005, approximately $727,000 and $18.3 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen. At June 30, 2005, approximately $875,000 of our accounts receivable was denominated in currencies other than U.S. dollars, primarily in Japanese yen.
      Our accounts receivable denominated in currencies other than U.S. dollars are subject to exchange rate risk and can fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the accounts receivable from the rates at June 30, 2005 would have decreased the fair value of the accounts receivable by approximately $261,000. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the accounts receivable from the rates at September 30, 2004 would have decreased the fair value of the accounts receivable by approximately $1.5 million.
      Although a relatively considerable portion of our revenue and accounts receivable for the nine months ended June 30, 2005 was denominated in currencies other than U.S. dollars, we expect that our cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is limited.
Market Risk
      Our market risk as described under the heading “Market Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2004, has not changed significantly.

ITEM 4.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005 were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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

Changes in Internal Control Over Financial Reporting Prior to the Third Quarter of Fiscal 2005
      We have taken a number of steps to remediate the material weaknesses noted in our original Report on Form 10-K filed in December 2004 and the additional material weakness related to our sales order fulfillment and revenue recognition process as discussed above, and otherwise strengthen our disclosure controls and procedures and internal control over financial reporting at June 30, 2005. We have contracted with several independent consultants to help manage the workload associated with the increasing demands in preparation for our fiscal year 2005 compliance with Section 404 of the Sarbanes Oxley Act of 2002 and to help with the financial close process. These additional resources are intended to allow certain members of our financial staff adequate time to perform a more detailed level of review of the financial statements and supporting documentation, including a more comprehensive review process of the financial statements and supporting schedules of our international subsidiaries. Although these resources were contracted for in the first quarter, these resources made a significant contribution in our financial close for the quarters ended March 31, 2005 and June 30, 2005.
      Also to address the material weaknesses noted in our original Report on Form 10-K filed in December, 2004, in the second quarter we expanded our domestic review of revenue transactions in Japan, including instituting certain procedures for review of revenue in Japan that are consistent with those procedures utilized for revenue review in the U.S.

Changes in Internal Control Over Financial Reporting in the Third Quarter of Fiscal 2005
      During the quarter ended June 30, 2005, we implemented the following changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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
      Photon Dynamics and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages of approximately $17.7 million for our alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 6, 2001, the court granted our motion to dismiss the complaint for failure to allege facts sufficient to state a cause of action, with leave to file an amended complaint. On January 17, 2002, plaintiff filed his amended complaint and we again moved to dismiss the action. On June 27, 2002, the court issued an order granting in part and denying in part the motion and further granted plaintiff an opportunity to restate certain claims. On October 1, 2002, plaintiff filed his Second Amended Complaint, which was heard on April 8, 2003, and we again moved to dismiss the action. On April 21, 2003, the court granted in part and denied in part our motion. The pleadings have been finalized and certain claims against us and the individual defendants will proceed. Defendants have filed a motion for summary judgment, has been continued to September 29, 2005, and a trial, if necessary, is scheduled to begin on November 7, 2005. Discovery is ongoing. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation could have a material adverse effect on our financial condition or results of operations. We believe that an adverse judgment in this litigation could be material and could have an adverse effect on our financial condition, results of operations or cash flows.
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
      These two lawsuits were previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

ITEM 3.	Defaults Upon Senior Securities
      None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      None

ITEM 5.	Other Information
      None.

ITEM 6.	Exhibits
Exhibits

Number		Exhibit

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3	.3(2)	Bylaws of the Registrant and amendments thereto.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

10	.4(3)	Letter Agreement Extending Consulting Contract with Malcolm Thompson, dated April 8, 2005.

10.47		Sublease, dated April 15, 2005, among Photon Dynamics Canada, Inc., Service Results Technology, and Huntley Contracting Limited.

10.48		Offer letter, dated April 29, 2005, between Photon Dynamics, Inc. and Maureen L. Lamb.

10.49		Separation Agreement, dated May 5, 2005, between Photon Dynamics, Inc., and Richard Okumoto.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ Maureen L. Lamb

Maureen L. Lamb
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)
Dated: August 9, 2005

Exhibit Index

Number		Exhibit

3	.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3	.3(2)	Bylaws of the Registrant and amendments thereto.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

10	.4(3)	Letter Agreement Extending Consulting Contract with Malcolm Thompson, dated April 8, 2005.

10.47		Sublease, dated April 15, 2005, among Photon Dynamics Canada, Inc., Service Results Technology, and Huntley Contracting Limited.

10.48		Offer letter, dated April 29, 2005, between Photon Dynamics, Inc. and Maureen L. Lamb.

10.49		Separation Agreement, dated May 5, 2005, between Photon Dynamics, Inc., and Richard Okumoto.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.