Form 10-Q/A
period 2005-06-30
PHOTON DYNAMICS INC
filed 2005-11-21
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2005, there were 16,986,888 shares outstanding of the Registrant’s Common Stock, no par value.

PHOTON DYNAMICS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
EXPLANATORY NOTE TO FORM 10-Q/A AMENDMENT 1
     This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q is being filed (a) to restate certain financial information included in Part I, Items 1 and 2, and amend related disclosures for the reasons set forth in Note 1 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1. “Financial Statements (unaudited)” in this amendment and (b) to amend Part 1, Item 4. This Amendment also contains Part II, Items 5 and 6, to disclose the entering into of agreements with executive officers and to add the additional exhibits required to be filed as exhibits to this Amendment. This Amendment amends only these items of Form 10-Q as originally filed on August 9, 2005 (the “Original Form 10-Q”), as set forth herein. Unaffected items have not been repeated in this Amendment. Except as expressly stated herein, this report still speaks as of the filing date of the Original Form 10-Q and no attempt has been made to update this report to reflect events occurring subsequent to the date of the initial filing date of the Original Form 10-Q, other than to delete forward-looking statements that have been superseded by subsequent events. Reference to the Quarterly Report on Form 10-Q herein shall refer to the Original Form 10-Q, as amended by this Amendment.
     The statements contained in this Amendment that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. All forward looking statements included in this Amendment are based on information available to Photon Dynamics on the date hereof, and management assumes no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. Although Photon Dynamics believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Important factors that may cause actual results to differ from expectations include those discussed in “Factors Affecting Future Operating Results” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,099	$25,483
Short-term investments	76,312	58,672
Accounts receivable, net	38,654	58,341
Inventories	22,956	31,716
Other current assets	5,107	4,536

Total current assets	156,128	178,748
Land, property and equipment, net	20,393	20,337
Other assets	3,800	3,909
Intangible assets, net	3,578	4,753
Goodwill	153	153

Total assets	$184,052	$207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,708	$18,485
Warranty	6,334	6,194
Other current liabilities	9,679	10,231
Deferred gross margin	10,222	11,503

Total current liabilities	34,943	46,413
Other liabilities	1,013	1,528
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value	287,590	285,790
Accumulated deficit	(139,636)	(126,178)
Accumulated other comprehensive income	142	347

Total shareholders’ equity	148,096	159,959

Total liabilities and shareholders’ equity	$184,052	$207,900

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
		(Unaudited)
	(In thousands, except per share data)
Revenue	$39,096	$38,522	$101,061	$89,079
Cost of revenue	25,966	20,711	67,515	48,306

Gross margin	13,130	17,811	33,546	40,773

Operating expenses:
Research and development	8,618	8,031	27,906	19,985
Selling, general and administrative	7,352	4,594	18,143	13,158
Amortization of intangible assets	380	155	1,175	416
Restructuring charges	951	—	951	—
Acquired in-process research and development	—	210	—	210
Impairment of goodwill	—	—	—	665
Impairment of purchased intangibles	—	—	—	2,089
Gain on sale of property and equipment	(143)	(419)	(143)	(449)
Impairment of property and equipment	174	—	556	234

Total operating expenses	17,332	12,571	48,588	36,308

Income (loss) from operations	(4,202)	5,240	(15,042)	4,465
Interest income and other, net	472	389	1,891	4,494

Income (loss) from continuing operations before income taxes and discontinued operations	(3,730)	5,629	(13,151)	8,959
Provision for income taxes	167	134	565	560

Income (loss) from continuing operations before discontinued operations	(3,897)	5,495	(13,716)	8,399
Income (loss) from discontinued operations	268	(265)	258	(1,494)

Net income (loss)	$(3,629)	$5,230	$(13,458)	$6,905

Income (loss) per share from continuing operations:
Basic	$(0.23)	$0.33	$(0.81)	$0.51

Diluted	$(0.23)	$0.32	$(0.81)	$0.49

Income (loss) per share from discontinued operations:
Basic	$0.02	$(0.02)	$0.02	$(0.09)

Diluted	$0.02	$(0.02)	$0.02	$(0.09)

Net income (loss) per share:
Basic	$(0.21)	$0.31	$(0.79)	$0.42

Diluted	$(0.21)	$0.31	$(0.79)	$0.40

Weighted average number of shares:
Basic	16,984	16,663	16,934	16,565
Diluted	16,984	17,071	16,934	17,141
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(13,716)	$8,399
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	4,331	2,721
Amortization of intangible assets	1,175	416
Impairment of goodwill	—	665
Impairment of purchased intangibles and fixed assets	556	2,323
Acquired in-process research and development	—	210
Gain on sale of property and equipment	(143)	(449)
Stock ownership expense	44	164
Restructuring charges	171	—
Accretion of non-interest bearing notes payable	53	—
Changes in assets and liabilities:
Accounts receivable	19,687	(32,099)
Inventories	8,762	(16,776)
Other current assets	(324)	758
Other assets	109	(1,304)
Accounts payable	(9,786)	15,342
Other current liabilities	252	1,592
Deferred gross margin	(1,281)	724
Other liabilities	(66)	(65)

Net cash provided by (used in) operating activities from continuing operations	9,824	(17,379)
Net cash used in operating activities from discontinued operations	(589)	(1,453)

Net cash provided by (used in) operating activities	9,235	(18,832)

Cash flows from investing activities:
Purchase of property and equipment	(5,070)	(12,508)
Proceeds from disposal of property and equipment	270	511
Acquisition of assets of Quantum Composers, Inc	—	(1,000)
Acquisition of Rapid Thermal Processing Division from Intevac, Inc	—	(300)
Acquisition of certain intangible assets upon termination of a distributor agreement	—	(1,138)
Purchase of short-term investments	(51,481)	(378,706)
Redemption of short-term investments	33,678	411,554

Net cash provided by (used in) investing activities from continuing operations	(22,603)	18,413

Cash flows from financing activities:
Issuance of common stock	1,756	4,198
Net repayment of short-term borrowings	(532)	—

Net cash provided by financing activities from continuing operations	1,224	4,198
Net cash used in financing activities from discontinued operations	(198)	—

Net cash provided by financing activities	1,026	4,198

Effect of exchange rate changes on cash and cash equivalents	(42)	54

Net decrease in cash and cash equivalents from continuing operations	(11,597)	5,286
Net decrease in cash and cash equivalents from discontinued operations	(787)	(1,453)

Net decrease in cash and cash equivalents	(12,384)	3,833
Cash and cash equivalents at beginning of period	25,483	18,305

Cash and cash equivalents at end of period	$13,099	$22,138

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Summary of Significant Accounting Policies
     Restatement of Third Quarter Fiscal 2005 Financial Statements. In late October, 2005, in the course of preparing the financial results for the fourth quarter and fiscal year ended September 30, 2005, management of Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) became aware of an error related to the timing of a charge to cost of revenue which was recorded in the third quarter of fiscal 2005. The approximately $754,000 error represents the cost of revenue associated with a system shipped in the third quarter of fiscal 2005. This system was part of a larger multi-deliverable sales arrangement for which revenue was deferred in the third quarter of fiscal 2005 and recognized in the fourth quarter of fiscal 2005. Based on the terms of the arrangement with the customer, the approximately $754,000 cost of revenue should have been deferred and recorded as cost of revenue in the fourth quarter of fiscal 2005 when the revenue for the overall arrangement was recorded. The Company determined that revenue was not impacted by the improper recognition of this cost of revenue.
     Management reported the error to the Audit Committee of the Board of Directors in early November after internal confirmation of its discovery. The preparation of the financial results for the fourth quarter and fiscal year ended September 30, 2005 revealed no other adjustments to the financial statements for the third quarter of fiscal 2005.
     The identified adjustment resulted in an overstatement of the Company’s cost of revenue and net loss by approximately $754,000 in the quarter and nine months ended June 30, 2005. The Company’s deferred gross margin was overstated by the same amount at June 30, 2005. Because the $754,000 should have been recognized in the quarter ended September 30, 2005, the Company believes that the error would have no impact on the Company’s financial statements for the fiscal year ended September 30, 2005. However, because of the significance of the error in relation to the quarter ended June 30, 2005, the Company determined that it was appropriate to restate its financial statements for the quarter and nine months ended June 30, 2005. The Company’s audit committee and management discussed this conclusion with the Company’s independent registered public accounting firm.
     The following tables summarize the effect of the restatement on selected unaudited condensed consolidated balance sheet and condensed consolidated statement of operations.

	June 30, 2005
	As Reported	Adjustments	As Restated
	(In thousands)
Condensed Consolidated Balance Sheet Data:
Total current assets	$156,128	$—	$156,128
Total assets	184,052	—	184,052
Deferred gross margin	10,976	(754)	10,222
Total current liabilities	35,697	(754)	34,943
Accumulated deficit	(140,390)	754	(139,636)
Total liabilities and shareholders’ equity	184,052	—	184,052

	Three Months Ended June 30, 2005
	As Reported	Adjustments	As Restated
	(In thousands, except per share data)
Condensed Consolidated Statement of Operations Data:
Revenue	$39,096	$—	$39,096
Cost of revenue	26,720	(754)	25,966

Gross margin	12,376	754	13,130

Loss from operations	(4,956)	754	(4,202)
Interest income and other, net	472	—	472

Loss from continuing operations before income taxes	(4,484)	754	(3,730)
Provision for income taxes	167	—	167

Loss from continuing operations	(4,651)	754	(3,897)

	Three Months Ended June 30, 2005
	As Reported	Adjustments	As Restated
	(In thousands, except per share data)
Income from discontinued operations	268	—	268

Net loss	$(4,383)	$754	$(3,629)

Net loss per share from continuing operations:
Basic	$(0.27)	$0.04	$(0.23)

Diluted	$(0.27)	$0.04	$(0.23)

Net income per share from discontinued operations:
Basic	$0.02	$(0.00)	$0.02

Diluted	$0.02	$(0.00)	$0.02

Net loss per share:
Basic	$(0.26)	$0.04	$(0.21)

Diluted	$(0.26)	$0.04	$(0.21)

Weighted average number of shares:
Basic	16,984		16,984
Diluted	16,984		16,984

	Nine Months Ended June 30, 2005
	As Reported	Adjustments	As Restated
	(In thousands, except per share data)
Condensed Consolidated Statement of Operations Data:
Revenue	$101,061	$—	$101,061
Cost of revenue	68,269	(754)	67,515

Gross margin	32,792	754	33,546

Loss from operations	(15,796)	754	(15,042)
Interest income and other, net	1,891	—	1,891

Loss from continuing operations before income taxes	(13,905)	754	(13,151)
Provision for income taxes	565	—	565

Loss from continuing operations	(14,470)	754	(13,716)
Income from discontinued operations	258	—	258

Net loss	$(14,212)	$754	$(13,458)

Net loss per share from continuing operations:
Basic	$(0.85)	$0.04	$(0.81)

Diluted	$(0.85)	$0.04	$(0.81)

Net income per share from discontinued operations:
Basic	$0.02	$(0.00)	$0.02

Diluted	$0.02	$(0.00)	$0.02

Net loss per share:
Basic	$(0.84)	$0.04	$(0.79)

Diluted	$(0.84)	$0.04	$(0.79)

Weighted average number of shares:
Basic	16,934		16,934
Diluted	16,934		16,934
     Restatement of Fiscal 2004 and First Quarter Fiscal 2005 Financial Statements. In late March of 2005, management of Photon Dynamics, Inc. identified an error related to the timing of a portion of revenue recognized in connection with a sales transaction for which revenue was recorded in the fourth quarter of fiscal 2004. The error related to commitments made to a customer for certain system parts and supply contracts with a fair value amounting to approximately $859,000, that were not delivered by September 30, 2004. These additional commitments were made in the course of negotiating a larger sales arrangement with the customer, but were inadvertently not communicated by the Company’s sales people to the accounting department as required by the Company’s policy. These additional commitments were identified to the accounting department in late March 2005 when the customer notified the Company that it wanted to take delivery of certain of the additional committed items. Based on the fair value of the committed but undelivered parts and supply contracts at September 30, 2004, revenue and net income for the quarter ended September 30, 2004 were overstated by $859,000, and deferred revenue at September 30, 2004 was understated by $859,000.
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
     In Note 15 to Part II, Item 8, “Quarterly Consolidated Results of Operations (unaudited)” in the Company’s Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/A, Amendment No. 3 (the “10-K/A Amendment”) for the year ended September 30, 2004, filed concurrently with the filing of the Form 10-Q for the quarter ended June 30, 2005 which this Form 10-Q/A amends, the Company adjusted its quarterly results of operations for fiscal 2004 to reflect proper accounting treatment for the transactions related to the investigation. The Company did not amend its Quarterly Reports on Form 10-Q for any of its reported periods in fiscal 2004. All fiscal 2004 amounts reflected in this Form 10-Q/A reflect the results of the restatement set forth in the 10-K/A Amendment.
     For additional information related to this restatement, please refer to the 10-K/A Amendment.
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
     These financial statements and notes should be read in conjunction with “Item 8 Financial Statements and Supplementary Data” included in the 10-K/A Amendment. Operating results for the three and nine month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2005.
     The condensed consolidated balance sheet as of September 30, 2004, is derived from the Company’s audited consolidated financial statements as of September 30, 2004, included in the Company’s 10-K/A Amendment, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.
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

     For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information for the three and nine months ended June 30, 2005 and 2004 is as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Net income (loss) — as reported	$(3,629)	$5,230	$(13,458)	$6,905
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(959)	(1,605)	(4,886)	(5,495)

Net income (loss) — pro forma	$(4,588)	$3,625	$(18,344)	$1,410

Basic net income (loss) per share — as reported	$(0.21)	$0.31	$(0.79)	$0.42
Diluted net income (loss) per share — as reported	$(0.21)	$0.31	$(0.79)	$0.40
Basic net loss per share — pro forma	$(0.27)	$0.22	$(1.08)	$0.09
Diluted net loss per share — pro forma	$(0.27)	$0.21	$(1.08)	$0.08
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
NOTE 7 — Restructuring Costs
     During the third quarter of fiscal 2005, the Company implemented a restructuring plan to relocate all activities in its Markham, Canada location — consisting of research and development related to the Company’s PanelMaster(TM) inspection systems — to the Company’s Daejon, Korea and San Jose, California locations. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).
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
     The Company recorded an initial restructuring charge of approximately $665,000 in its third quarter, which was comprised of approximately $431,000 for employee severance and related benefits and approximately $234,000 related to contract termination costs associated with excess facilities. These charges are reflected in “Restructuring charges” in the Company’s Consolidated Statements of Operations. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through December 2007, net of a sublease agreement the Company entered into in April and to costs associated with the book value of leasehold improvements. The Company recorded an additional restructuring charge of approximately $286,000 during its third quarter which represent the current quarter share of the ratable accrual for future employee severance and related retention benefits to be paid in future periods.

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
NOTE 8 — Comprehensive Income
     The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
		(In thousands)
Net income (loss)	$(3,629)	$5,230	$(13,458)	$6,905
Other comprehensive loss:
Net change in unrealized losses on investments	94	(383)	(163)	(559)
Change in foreign currency translation	(121)	153	(42)	54

Other comprehensive loss	(27)	(230)	(205)	(505)

Total comprehensive income (loss)	$(3,656)	$5,000	$(13,663)	$6,400

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

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Numerator:
Net income (loss) from continuing operations before discontinued operations	$(3,897)	$5,495	$(13,716)	$8,399
Net income (loss) from discontinued operations	268	(265)	258	(1,494)

Net income (loss)	$(3,629)	$5,230	$(13,458)	$6,905

Denominator:
Weighted average shares for basic net income per share	16,984	16,663	16,934	16,565
Effect of dilutive securities: Employee stock options	— (1)	408	— (1)	576

Weighted average shares for diluted net income per share	16,984	17,071	16,934	17,141

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.23)	$0.33	$(0.81)	$0.51
Net income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.09)

Net income (loss) per share	$(0.21)	$0.31	$(0.79)	$0.42

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.23)	$0.32	$(0.81)	$0.49
Net income (loss) from discontinued operations	0.02	(0.02)	0.02	(0.09)

Net income (loss) per share	$(0.21)	$0.31	$(0.79)	$0.40

(1)	The effect of potentially dilutive securities from employee stock options to purchase 95,096 and 132,667 shares of common stock for the three and nine month periods ended June 30, 2005 were not included in the computation of diluted net income (loss) per share as the effect is anti-dilutive due to net losses.
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

     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
		(In thousands)
Revenue:
Korea	$19,550	$20,984	$30,585	$44,885
Taiwan	18,420	16,507	40,994	36,243
Japan	1,126	1,031	16,200	7,951
China	—	—	13,282	—

Total	$39,096	$38,522	$101,061	$89,079

     The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
ArrayChecker(TM)	71%	84%	63%	83%
ArraySaver(TM)	21%	11%	27%	12%
PanelMaster(TM)	—	—	1%	—
Spares and other	8%	5%	9%	5%

Total	100%	100%	100%	100%

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Customer A	42%	53%	26%	37%
Customer B	*	*	*	10%
Customer C	*	*	15%	*
Customer E	15%	*	*	13%
Customer F	*	*	14%	*
Customer G	*	*	12%	*
Customer H	14%	19%	*	*
Customer I	12%	*	*	*
Customer J	*	14%	*	*

*	Customer accounted for less than 10% of total revenue for the period
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	June 30	September 30
	2005	2004
Customer A	41%	29%
Customer E	14%	16%
Customer F	*	13%
Customer H	16%	12%

*	Customer accounted for less than 10% of total gross accounts receivable for the period

     Long-lived assets by geographical area are as follows:

	June 30	September 30
	2005	2004
	(In thousands)
United States	$22,106	$22,889
Canada	894	1,947
Other	1,124	407

Total	$24,124	$25,243

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The disclosure in this Item 2 of this Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors Affecting Operating Results” in this Form 10-Q/A. Financial projections for future periods are forward-looking statements, and generally other statements using the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q/A are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2004, contained in Amendment No. 3 to our Annual Report on Form 10-K/A filed with the SEC on August 9, 2005.
Restatement of Third Quarter Fiscal 2005 Financial Statements
     In late October, 2005, in the course of preparing our financial results for the fourth quarter and fiscal year ended September 30, 2005, our management became aware of an error related to the timing of a charge to cost of revenue which was recorded in the third quarter of fiscal 2005. The approximately $754,000 error represents the cost of revenue associated with a system shipped in the third quarter of fiscal 2005. This system was part of a larger multi-deliverable sales arrangement for which revenue was deferred in the third quarter of fiscal 2005 and recognized in the fourth quarter of fiscal 2005. Based on the terms of the arrangement with the customer, the approximately $754,000 cost of revenue should have been deferred and recorded as cost of revenue in the fourth quarter of fiscal 2005 when the revenue for the overall arrangement was recognized. We determined that revenue was not impacted by the improper recognition of this cost of revenue.
     Management reported the error to our Audit Committee in early November after internal confirmation of their discovery. The preparation of the financial results for the fourth quarter and fiscal year ended September 30, 2005 revealed no other adjustments to the financial statements for the third quarter of fiscal 2005.
     The identified adjustment resulted in an overstatement of our cost of revenue and net loss by approximately $754,000 in the quarter and nine months ended June 30, 2005. Our deferred gross margin was overstated by the same amount at June 30, 2005. Because the $754,000 should have been recognized in the quarter ended September 30, 2005, we believe that the error would have no impact on our financial statements for the fiscal year ended September 30, 2005. However, because of the significance of the error in relation to the quarter ended June 30, 2005, we determined that it was appropriate to restate our financial statements for the quarter and nine months ended June 30, 2005. Our Audit Committee and management discussed this conclusion with our independent registered public accounting firm.
Restatement of Fiscal 2004 and First Quarter Fiscal 2005 Financial Statements
     In late March of 2005, management identified an error related to the timing of a portion of revenue recognized in connection with a sales transaction for which revenue was recorded in the fourth quarter of fiscal 2004. The error related to commitments made to a customer for certain system parts and supply contracts with a fair value amounting to approximately $859,000, that were not delivered by September 30, 2004. These additional commitments were made in the course of negotiating a larger sales arrangement with the customer, but were inadvertently not communicated by Photon Dynamics’ sales people to the accounting department as required by Photon Dynamics’ policy. These additional commitments were identified to the accounting department in late March 2005 when the customer notified Photon Dynamics that it wanted to take delivery of certain of the additional committed items. Based on the fair value of the committed but undelivered parts and supply contracts at September 30, 2004, revenue and net income for the quarter ended September 30, 2004 were overstated by $859,000, and deferred revenue at September 30, 2004 was understated by $859,000.
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
     As a result of the investigation, Photon Dynamics filed a Form 10-K/A, Amendment No. 3 (the “10-K/A Amendment”) and a Form 10-Q/A, Amendment No. 1 to reflect proper accounting treatment for transactions related to its review of its fiscal year ended September 30, 2004 and its fiscal quarter ended December 31, 2004, respectively. The restated results of operations primarily reflect the timing of revenues between quarters and between fiscal periods 2004 and 2005 and do not represent an overall reduction in revenue that would ultimately be recognized on the sales transactions.
     In Note 15 to Part II, Item 8, “Quarterly Consolidated Results of Operations (unaudited)” in the Photon Dynamics’ Notes to Consolidated Financial Statements of the 10-K/A Amendment No. 3 for the year ended September 30, 2004, Photon Dynamics adjusted its quarterly results of operations for fiscal 2004 to reflect proper accounting treatment for the transactions related to the investigation. Photon Dynamics did not amend its Quarterly Reports on Form 10-Q for any of its reported periods in fiscal 2004. All fiscal 2004 amounts reflected in this Quarterly Report on Form 10-Q/A reflect the results of the restatement set forth in the 10-K/A Amendment.
     The Audit Committee’s investigation did not support the conclusion that any fraudulent or deceptive act had been committed, but rather that the errors were due to internal control weaknesses as mentioned above.
     For additional information related to this restatement, please refer to the 10-K/A Amendment, filed concurrently with the filing of the Form 10-Q for the quarter ended June 30, 2005 which this Form 10Q/A amends.

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
     In fiscal 2005, our emphasis is to strengthen our market position, our product focus, our operations and our fiscal performance. Our management team is focused on several imperatives to support these objectives:

•	Product Focus: We continue to improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations. We seek to couple this improved system performance with our expert applications engineering services to provide the best possible business solutions to our customers.

•	Quality Focus: We are continuing to implement processes to drive product quality improvement and ease of use for our customers.

•	Technology Leadership: We are continuing to emphasize our research and development to maintain our technology leadership in our products. We have formed an advance technology organization to focus on our ArrayChecker(TM) product, our camera development for all of our products, and our repair and defect classification algorithms for the ArraySaver(TM) and PanelMaster(TM) products.

•	Financial Improvement: We are continuing to improve financial performance. To achieve these goals, we will continue to look for vertical integration opportunities, source certain raw materials and certain system integration in Asia, and expand sales and marketing of our service product offerings.
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
     Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in one significant litigation matter as of June 30, 2005 — Amtower v. Photon Dynamics, Inc. — in which the plaintiffs are seeking damages of approximately $17.7 million, plus unspecified emotional distress and punitive damages. We settled our lawsuit with Sanmina SCI in the second quarter of fiscal 2005. These matters are as described in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q/A. We have made our requisite assessments and accruals, as warranted, as of June 30, 2005. We believe that an adverse judgment in the Amtower litigation could have a material adverse effect on our financial condition, results of operations or cash flows.
Results of Operations
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.4	53.8	66.8	54.2

Gross margin	33.6	46.2	33.2	45.8

Operating expenses:
Research and development	22.0	20.9	27.6	22.4
Selling, general and administrative	18.8	11.9	18.0	14.8
Amortization of intangible assets	1.0	0.4	1.1	0.5
Restructuring charges	2.5	—	0.9	—
Acquired in-process research and development	—	0.5	—	0.2
Impairment of goodwill	—	—	—	0.8
Impairment of purchased intangibles	—	—	—	2.3
Gain on sale of property and equipment	(0.4)	(1.1)	(0.1)	(0.5)
Impairment of property and equipment	0.5	—	0.6	0.3

Total operating expenses	44.4	32.6	48.1	40.8

Income (loss) from operations	(10.8)	13.6	(14.9)	5.0
Interest income and other, net	1.2	1.0	1.9	5.0

Income (loss) from continuing operations before income taxes and discontinued operations	(9.6)	14.6	(13.0)	10.0
Provision for income taxes	0.4	0.3	0.6	0.6

Income (loss) from continuing operations	(10.0)	14.3	(13.6)	9.4
Income (loss) from discontinued operations	0.7	(0.7)	0.3	(1.6)

Net income (loss)	(9.3)%	13.6%	(13.3)%	7.8%

  Revenue

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2005	Change	2004	2005	Change	2004
			(Restated)			(Restated)
			(Dollars in millions)
Revenue	$39.1	1%	$38.5	$101.1	13%	$89.1
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
     We generate revenue from the sales of our ArrayChecker™ and ArraySaver™ test and repair equipment, our PanelMaster™ inspection equipment, and the sales of spare parts.
     Our ArrayChecker™ and ArraySaver™ test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 5 and earlier generation test and repair products represented approximately 35% and 45% of revenue in the three month periods ended June 30, 2005 and 2004, respectively, and approximately 36% and 58% of revenue in the nine month periods ended June 30, 2005 and 2004, respectively. The period-over-period decrease in both the three and nine month periods was due primarily to the increase in revenue from our Generation 6 products as flat panel display manufacturers move to a larger size glass substrate in the manufacturing process. Revenue from our Generation 6 products represented approximately 58% and 50% of revenue in the three month periods ended June 30, 2005 and 2004, respectively, and approximately 55% and 36% of revenue in the nine month periods ended June 30, 2005 and 2004, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 ArrayChecker™ products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySaver™ products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the Array Repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 6 and future generation products.
     Our PanelMaster™ inspection equipment operates in the Cell and Module Assembly phases of AMLCD production, inspecting glass that has been cut down to the size of the needed application. As such, our PanelMaster™ product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify it by generations.
     Revenue from our ArrayChecker™ products represented approximately 71% and 84% of our total revenue for the three months ended June 30, 2005 and 2004, respectively, and approximately 63% and 83% of our total revenue for the nine months ended June 30, 2005 and 2004, respectively. Revenue from our test products decreased in absolute dollars primarily due to the level of capital expenditures of our customers as they invest in manufacturing capacity. Revenue from our test products decreased as a percentage of revenue due primarily to the increase in revenue from our repair products.
     Revenue from our ArraySaver™ products represented approximately 21% and 11% of our total revenue for the three months ended June 30, 2005 and 2004, respectively, and approximately 27% and 12% of our total revenue for the nine months ended June 30, 2005 and 2004, respectively. Revenue from our repair products has increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size processed in factories that use Generation 6 and due to expansion of customer manufacturing facilities. The cost of yield loss associated with large panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields.
     Revenue from our PanelMaster™ products represented approximately 0% and less than 1% of total revenue for the three and nine month periods ended June 30, 2005, with no corresponding revenue in the same periods in the prior fiscal year. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. Because this is a new product line we have deferred 100% of the revenue until we receive customer final acceptance, which demonstrates that the product meets the customers’ specifications at the customers’ factory site. The revenue recognized in the nine months ended June 30, 2005 represents revenue on an older, pre-production machine for which we received final acceptance.
     Revenue from our ArrayChecker™ and ArraySaver™ products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. Revenue for both the three and nine month periods ended June 30, 2005 include a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.
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
Gross Margin

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2005	Change	2004	2005	Change	2004
	(Restated)		(Restated)	(Restated)		(Restated)
Gross Margin	34%	(26)%	46%	33%	(18)%	46%

     Gross margins decreased in both the three and nine month periods ended June 30, 2005, as compared to the same periods in the prior fiscal year. Gross margins in the current periods were impacted by:
•	A high mix of Generation 5 and earlier generation test and repair products sold at lower margins than current generation products;

•	The under-utilization of our San Jose facilities.

Key factors that may impact our future gross margin include:

•	Our revenue mix between higher margin ArrayChecker(TM) systems and lower margin ArraySaver(TM) and PanelMaster(TM) systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or pushouts by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.
Research and Development

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2005	Change	2004	2005	Change	2004
			(Dollars in millions)
Expense	$8.6	7%	$8.0	$27.9	40%	$20.0
Percent of Revenue	22%		21%	28%		22%
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
     We expect to continue our research and development efforts to address three areas:
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
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were higher in both the three and nine month periods ended June 30, 2005 in both absolute dollars and as a percentage of revenue compared to the same periods in the prior fiscal year due primarily to:
•	Amounts spent on the internal investigation and resulting restatement of our fiscal 2004 Annual Report on Form 10-K/A and our fiscal 2005 Quarterly Report on Form 10-Q/A for the three month period ended December 31, 2004. Expenses incurred in the quarter were approximately $1.6 million;

•	Amounts spent on preparation work for compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Additional investments in the marketing area.
Amortization of Intangibles

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2005	Change	2004	2005	Change	2004
Expense	$380,000	145%	$155,000	$1.2 million	182%	$416,000
Percent of Revenue	1%		0.4%	1%		0.5%
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
Discontinued Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income (loss)	$268,000	$(265,000)	$258,000	$(1.5 million)
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
Liquidity and Capital Resources
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $121.2 million as of June 30, 2005, compared to $132.3 million as of September 30, 2004. A major component of working capital is $89.4 million of cash, cash equivalents and short-term investments as of June 30, 2005, compared to $84.2 million as of September 30, 2004. Our cash, cash equivalents and short-term investments represent 49% and 40% of total assets at June 30, 2005 and September 31, 2004, respectively.
Operating Activities of Continuing Operations
     Cash provided by operating activities from continuing operations was $9.8 million in the first nine months of fiscal 2005. In the nine months ending June 30, 2005, cash was provided by decreases in working capital, partially offset by our net loss, adjusted for non-cash related items. We generated $17.4 million of cash by reducing our investment in working capital, the primary source being a decrease of approximately $19.7 million in our net accounts receivable, resulting primarily from: (a) collections on the September 30, 2004 balance and (b) the timing of shipments in our third quarter. This decrease in accounts receivable was primarily offset by a $9.8 million decrease in accounts payable primarily related to inventory purchases.
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
     We reported net losses for each of the fiscal years ended September 30, 2003 and 2002. Although we reported profits in each of the four quarters of fiscal 2004 we are again reporting a net loss for the three and nine months ended June 30, 2005. In the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we recently increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. In addition, we expect our selling, general and administrative expenses in fiscal 2005 to be higher in absolute dollars as compared to fiscal 2004 due to investments we intend to make in the marketing area, in compliance with section 404 of the Sarbanes-Oxley Act of 2002 and in the investigation and restatement of our fiscal 2004 Annual Report on Form 10-K/A and our Quarterly Report on Form 10-Q/A for the three months ended December 31, 2004. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to again achieve profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.
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
     We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our customers may experience yield loss. For example, with our ArraySaver(TM) 650, ArrayChecker(TM) 3628 and ArrayChecker(TM) 3500, certain customers experienced yield loss higher than expected when the products were first introduced. If our products have performance, reliability or quality problems, then we may experience:
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
     We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, we experienced technical delays relating to the introduction of our ArrayChecker(TM) 3500 system causing us to reschedule several shipments from the first quarter to the second quarter of fiscal 2003. In addition, beginning in the third quarter of fiscal 2004, initial shipments of the Generation 7 ArrayChecker(TM), Generation 7 ArraySaver(TM) and PanelMaster(TM) systems were shipped later than the customers requested delivery dates.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our Annual Report on Form 10-K for our fiscal year 2005, to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. We are executing an internal plan of action for compliance, which includes a timeline and scheduled activities. However, we have limited time to complete the process and significant effort remains to be able to determine that our internal control over financial reporting is effective, and to enable our independent registered public accounting firm to concur with our assessment. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. This is especially true because we have had a number of material weaknesses, as described in Item 4 of Part 1 of this amended report, that we have been remediating, which has been expensive and time consuming. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and result in a decline of our stock price.
     We have recently disclosed material weaknesses in our internal control over financial close process and sales order fulfillment and revenue recognition process as discussed in Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q/A, Amendment 1 and Item 9A of our Annual Report on Form 10-K/A, Amendment No. 3 filed with the SEC. Although we have committed significant resources to remediate these weaknesses, there can be no assurances that we will not have material weaknesses at the end of the fiscal year, or that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may occur in the future or new material weaknesses may be found to exist, these material weaknesses may have a material effect on our Company, or our results of operations, or result in a failure to meet our reporting obligations.
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

ITEM 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005 were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, for the reasons cited below.
     Efforts to Address Existing Material Weaknesses and Other Deficiencies. In our Annual Report on Form 10-K filed on December 14, 2004 for our fiscal year ended September 30, 2004, as updated by our Annual Report on Form 10-K/A, Amendment No. 3 (the “10-K/A Amendment”), we disclosed that in connection with our year end close and audit processes, a number of issues were discovered, which resulted in adjustments in our financial statements. Further analysis of the nature of the adjustments and the associated internal controls led management to conclude that these adjustments were the result of material weaknesses in our internal controls over the financial close process. The material weaknesses consist of failures to ensure:
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
     In addition to the material weaknesses identified above, management also identified a number of internal control deficiencies.
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
     As part of its investigation, the Audit Committee, with the assistance of outside legal counsel, the forensic accounting firm and the electronic data recovery firm, reviewed sales transactions for fiscal 2004, and for the first two quarters of fiscal 2005. In addition to the error in the accounting for the transaction described above identified by management, the ensuing investigation revealed several other adjustments to revenue, all of which impact the timing, but not the eventual amount, of revenue recognizable under the related arrangements. We believe these failures were due in part to an additional material weakness related to our sales order fulfillment and revenue recognition process as discussed in this 10-Q and in our 10-K/A Amendment.
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
Assessment of Disclosure Controls and Procedures at June 30, 2005
     In late October, 2005, in the course of preparing our financial results for the fourth quarter and fiscal year ended September 30, 2005, our management became aware of an error related to the timing of a charge to cost of revenue which was recorded in the third quarter of fiscal 2005. The approximately $754,000 error represents the cost of revenue associated with a system shipped in the third quarter of fiscal 2005. This system was part of a larger multi-deliverable sales arrangement for which revenue was deferred in the third quarter of fiscal 2005 and recognized in the fourth quarter of fiscal 2005. Based on the terms of the arrangement with the customer, the approximately $754,000 cost of revenue should have been deferred and recorded as cost of revenue in the fourth quarter of fiscal

2005 when the revenue for the overall arrangement was recognized. We determined that revenue was not impacted by the improper recognition of this cost of revenue.
     The identified adjustment resulted in an overstatement of our cost of revenue and net loss by approximately $754,000 in the quarter and nine months ended June 30, 2005. Our deferred gross margin was overstated by the same amount at June 30, 2005. Because the $754,000 should have been recognized in the quarter ended September 30, 2005, we believe that the error would have no impact on our financial statements for the fiscal year ended September 30, 2005. However, because of the significance of the error in relation to the quarter ended June 30, 2005, we determined that it was appropriate to restate our financial statements for the quarter and nine months ended June 30, 2005. The preparation of the financial results for the fourth quarter and fiscal year ended September 30, 2005 revealed no other adjustments to the financial statements for the third quarter of fiscal 2005.
     As a result of the discovery of the error described above, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as at June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as a result of error identified in the financial statements for our third quarter and fiscal year-to-date periods ended June 30, 2005, our disclosure controls and procedures were not effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as and when required and resulted in the restatement of the financial statements for such periods.
     In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.
     This new determination is in contrast to the previous evaluation carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. In particular, this determination differs from that stated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 that our disclosure controls and procedures were effective as at June 30, 2005.
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
PART II. OTHER INFORMATION
ITEM 5. Other Information
On November 9, 2005, Photon Dynamics filed with the Securities and Exchange Commission a Form 8-K disclosing the entering into of two Amendments to Employment Agreements with executive officers, and filing the employment agreement with a third executive officer for which an addendum was inadvertently omitted. These agreements are also incorporated by reference as exhibits to this Form 10-Q/A.
ITEM 6. Exhibits
Exhibits

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

Number	Exhibit
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.4(3)	Letter Agreement Extending Consulting Contract with Malcolm Thompson, dated April 8, 2005.

10.47(4)	Sublease, dated April 15, 2005, among Photon Dynamics Canada, Inc., Service Results Technology, and Huntley Contracting Limited.

10.48(5)	Offer letter, dated April 29, 2005, between Photon Dynamics, Inc. and Maureen L. Lamb.

10.49(4)	Separation Agreement, dated May 5, 2005, between Photon Dynamics, Inc., and Richard Okumoto.

10.50(5)	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Steve Song.
10.51(5)	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Mark Merrill.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the SEC on August 9, 2005, and incorporated here by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 9, 2005, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

	By:	/s/ Maureen L. Lamb
Maureen L. Lamb
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)

Dated: November 21, 2005

Exhibit Index

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant and amendments thereto.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.4(3)	Letter Agreement Extending Consulting Contract with Malcolm Thompson, dated April 8, 2005.

10.47(4)	Sublease, dated April 15, 2005, among Photon Dynamics Canada, Inc., Service Results Technology, and Huntley Contracting Limited.

10.48(5)	Offer letter, dated April 29, 2005, between Photon Dynamics, Inc. and Maureen L. Lamb.

10.49(4)	Separation Agreement, dated May 5, 2005, between Photon Dynamics, Inc., and Richard Okumoto.

10.50(5)	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Steve Song.
10.51(5)	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Mark Merrill.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-numbered exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 as filed with the Securities and Exchange Commission on December 18, 1998, and incorporated herein by reference.

(3)	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the SEC on August 9, 2005, and incorporated here by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 9, 2005, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.