Form 10-K
period 2005-09-30
PHOTON DYNAMICS INC
filed 2005-12-14
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
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
Common Stock, no par value per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $243,519,747. Excludes an aggregate of 4,199,017 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of March 31, 2005. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
      As of November 30, 2005, there were 17,014,181 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

PHOTON DYNAMICS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	45
	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	46
	CONSOLIDATED BALANCE SHEETS	49
	CONSOLIDATED STATEMENTS OF OPERATIONS	50
	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	51
	CONSOLIDATED STATEMENTS OF CASH FLOWS	52
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	53
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	86
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	87
PART III
Item 10.	Directors and Executive Officers of the Registrant	88
Item 11.	Executive Compensation	88
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
Item 13.	Certain Relationships and Related Transactions	88
Item 14.	Principal Accounting Fees and Services	88
PART IV
Item 15.	Exhibits and Financial Statement Schedules	88
Signatures		91
EXHIBIT 10.9
EXHIBIT 10.20.01
EXHIBIT 10.43
EXHIBIT 10.52
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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
Introduction
      Photon Dynamics, Inc. (“Photon Dynamics”) is a California corporation incorporated on May 12, 1986. We are a leading global provider of yield management solutions to the flat panel display industry. Our portfolio of products, services and expertise is designed to deliver the yield-management solutions our customers need to effectively address their most pressing thin-film transistor liquid-crystal display manufacturing challenges. Our unique portfolio of test, repair and inspection systems drive process control improvements throughout the manufacturing process — from early identification and characterization of defects, to back-end cell and module inspection. Manufacturers in the flat panel display industry use our solutions to collect data, analyze product quality and identify and repair product defects at critical steps in their manufacturing processes. Our customers use our systems to increase manufacturing yields of high-performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.
      Prior to fiscal 2003, we also were engaged in the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. During fiscal 2003, we implemented plans to exit these businesses and consequently, we now operate in one reportable business segment — the flat panel display industry. Accordingly, the operating results of both the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business segments have been presented as discontinued operations in our statements of operations. As a result, revenue from our flat panel display products represents 100% of our revenue in all fiscal years presented. For further details of our discontinued operations, see Note 3 of our “Notes to Consolidated Financial Statements” included under Part II Item 8. “Financial Statements and Supplementary Data.”
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
Industry

Flat Panel Display Industry Background
      Continuous innovations in microelectronics and materials science have enabled flat panel displays with sharper resolution, brighter pixels and faster imaging to be produced in varying sizes for differing applications. Similar innovations have led to the introduction of a broad array of electronic devices with increasing performance and decreasing size characteristics. Manufacturing these highly engineered products requires complex, multi-stage production processes, increasing the potential for defects and errors associated with equipment failures, contamination of materials, drift in process parameters, human error and other related factors. These complexities are further complicated by the flat panel display industry’s migration toward large-area mother glass for economical, high-volume production of larger display panels. These manufacturing complexities increase investment in work-in-progress inventories and lengthen production cycles. Because of the high cost of materials used in the manufacture of liquid crystal display (“LCD”), defective LCDs can be quite costly for LCD manufacturers, and ultimately drive up both panel and end product costs. Reliable, repeatable methods of analyzing production-line data and repairing process-related defects are therefore essential to enabling the production of larger, higher-quality LCDs at affordable price points.
      To better manage and enhance their yields and reduce product costs, manufacturers are increasing their emphasis on automated testing, inspection and repair at various points in the manufacturing process. As production processes become more complex and reducing material and labor costs becomes increasingly important, we believe that yield management solutions provide manufacturers with an important competitive advantage.
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
      Substrate glass panels are initially manufactured in large glass panels which are subsequently cut down to the size of the needed application. Each progressive increase in panel size is referred to by its “generation.” Generation 5 panels are approximately 1,200 × 1,300 mm in size, Generation 6 panels are approximately 1,500 × 1,800 mm in size, Generation 7 panels are approximately 1,870 × 2,200 mm in size, and Generation 7.5 and 8 are approximately 2,160 x 2,460 mm in size. Manufacturing an active matrix liquid crystal display involves three principal phases:

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

Module Assembly Phase. The third phase, module assembly, involves packaging the display and attaching the electronics and illumination — or backlight — which will allow the device to display text, graphics and video images.
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
      At various points in the manufacturing process, the flat panel display manufacturer uses test and inspection equipment to identify defects to permit repair and to avoid wasting costly materials on continued

manufacturing of a defective product. In addition, test and inspection systems can provide qualitative feedback to the flat panel display manufacturer and enable the manufacturer to address yield problems where they originate and to optimize the manufacturing process.
      Challenges Faced by Flat Panel Display Manufacturers. The ability of flat panel display manufacturers to improve yields of active matrix liquid crystal displays and other flat panel displays depends, in large part, on their ability to test, repair and inspect displays during the manufacturing process and to use the resulting data collection to refine the manufacturing process. The ability to test, repair and inspect helps manufacturers address a number of challenges, including:

•	Demand for Higher Quality. Increased competition among flat panel display manufacturers, improvements in the manufacturing process and higher consumer expectations are moving the flat panel display industry towards a zero defect standard. The manufacturing challenges presented by the goal of zero defect products have been compounded by the increasing demand for higher resolution and larger displays.

•	Increasing Display Resolutions. Resolutions of advanced flat panel displays now involve several million pixels, presenting a challenge when test and inspection equipment must exercise each pixel. Traditional methods of physically contacting each row and column of pixels with probe cards have difficulty handling current advanced displays. Manufacturers require new techniques, such as non-contact pixel-addressing mechanisms, to more effectively handle these displays.

•	High Cost of Materials. Materials costs comprise approximately 50% to 60% of flat panel display costs, in contrast to only approximately 10% for semiconductors, according to industry sources. Higher material costs expose the flat panel display manufacturer to higher costs due to yield loss throughout the manufacturing process. Therefore, it is important to test, repair and inspect early in the manufacturing process before expensive materials are added to the display in the latter assembly phases.

•	Need for Increased Yield and Greater Throughput. Greater yields are realized in part through more effective test, repair and inspection. In order to maintain or improve profitability, flat panel display manufacturers need test, repair and inspection equipment that will allow them to increase process speed while using larger panels.

•	Need for Flexibility. The flat panel display industry is producing a larger number of different panel sizes as the variety of applications incorporating flat panel displays has increased. Manufacturers are seeking test, repair and inspection equipment that can be reconfigured quickly and accurately for different panel sizes, with minimal production downtime.
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
      Flat Panel Display Array Test Systems. Our ArrayCheckertm test systems detect, locate, quantify and characterize electrical, contamination and other defects in active matrix liquid crystal displays after array fabrication. These systems use our proprietary non-contact voltage imaging technology to provide a high-resolution voltage map of the entire display and our proprietary image analysis software converts this voltage map into complete pixel defect data. The ArrayCheckertm test systems determine whether individual pixels or lines of pixels are functional and also finds more subtle defects such as variations in individual pixel voltage. These defect data files are then used for repair and statistical process control.
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
Customers
      We sell our products to manufacturers in the flat panel display industry. All of our flat panel display customers are located in Korea, Taiwan and Japan, where flat panel display production is concentrated, and in China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. Sales to our top three customers accounted for 46%, 62% and 79% of revenue in fiscal 2005, 2004 and 2003, respectively. During fiscal 2005, sales to LG Phillips LCD, BOE-Hydis Technology Co., Ltd, Sharp Corporation, Samsung Electronics Co., Ltd. and Chi Mei Optoelectronics Corporation each accounted for more than 10% of our total revenues. See Note 12 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” for further information, which is incorporated here by reference, regarding sales to our major customers.

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
Sales, Service and Marketing
      Our sales, service and marketing strategy is to provide our customers with increased manufacturing yields and throughput, improved quality and greater overall efficiency in their manufacturing process. Our sales, service and marketing efforts are focused on building long-term relationships with our customers. We sell our products for the flat panel display industry directly to our customers in Korea, Taiwan, China and Japan. We also sold in Japan through Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”), a value-added distributor in Japan, until February 2004 when we terminated our reseller agreement. We service our products worldwide directly.
      Revenue from our flat panel display products represented 100% of our revenue in fiscal 2005, 2004 and 2003, and all of this revenue was derived from sales to companies located outside of the United States. We believe that sales outside the United States will continue to comprise all of our revenues for the foreseeable future. Our future performance will depend, in part, on our ability to compete successfully in Asia. Our ability to compete in this area of the world is dependent upon the continuation of favorable trading relationships between countries in the region and the United States, and our continuing ability to maintain satisfactory relationships with flat panel display manufacturers in the region.
      Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. We typically provide a limited warranty on our products for a period of 12 months from final acceptance. Our field service personnel provide customers with repair and maintenance services, primarily warranty related. As of September 30, 2005, we had 106 sales and service personnel, 85 of whom were located in Asia-Pacific region and 21 of whom were located in North America.
      International sales expose us to risks that are not experienced with domestic sales, such as export license restrictions, political instability, trade restrictions and currency fluctuations. These and other risks relating to our business are detailed under the caption “Factors Affecting Operating Results” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 12 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic information, which is incorporated here by reference, including long-lived assets by geographic area as well as revenue from external customers attributable to geographic areas during the last three years.
Research and Development
      The market for integrated yield management systems is characterized by rapid and continuous technological development and product innovation. We believe that it is necessary to maintain our competitive position through continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our human and financial resources to research and development and seek to maintain close relationships with customers to remain responsive to their needs. For information regarding our research and development expenses during the last three years, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, which is incorporated here by reference. As of September 30, 2005, we employed approximately 162 research and development personnel.
      We are focusing our current research and development on increasing the performance of our array test, array repair and cell and module inspection systems, enabling manufacturers to minimize the loss of time and materials in production.

      We are committing significant engineering efforts toward product improvement and next generation product development. We will continue to invest in research and development to maintain technology leadership in our products. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently.
Manufacturing
      Our flat panel display products are primarily manufactured in San Jose, California. We perform design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of a majority of our components and subassemblies. Our in-house manufacturing activities consist primarily of final assembly and test of components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. As of September 30, 2005, we employed approximately 91 manufacturing personnel.
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
      Because of the long lead time required to manufacture a customer order and the cyclical nature of the business, a significant increase in orders could necessitate a build up in inventory and therefore initially have a negative impact on cash. For example, during the last half of fiscal 2004, we experienced a major production increase associated with our Generation 6 repair products. This resulted in an increase of inventory from $9.9 million at the end of fiscal 2003 to $31.7 million at the end of fiscal 2004.
Suppliers
      Many of the parts, components and subassemblies (collectively “parts”) are standard commercial products, although certain parts are made to our specifications. We use numerous vendors to supply parts for the manufacture and support of our products; however, we obtain some parts for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms from a single source supplier. Although we seek to reduce dependence on our single source and limited group suppliers, alternative sources of supply for certain pieces of equipment may not be available or may be available on unfavorable terms. The partial or complete loss of a single source or limited group of suppliers or any delay in shipment from a single source or limited group of suppliers could at least temporarily harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations. To date we have not experienced the loss of any single source or limited group of suppliers or any related delays in shipment.
Intellectual Property
      We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of patents in the United States and abroad and have also jointly filed patent applications in Japan with IHI. As of October 28, 2005, we have been issued 73 patents in the United States that are in force. The normal expiration dates of these patents range from 2006 to 2022. As of October 28, 2005, there are 29 pending patent applications in the United States. As of October 28, 2005, we have been issued 41 non-U.S. patents that are in force, the normal expiration dates beginning in 2010, and there are 78 non-U.S. pending patent applications.

      Our patents relate to various aspects of our yield management solutions as set forth in the following table (as of October 28, 2005):

	Patents in Force

	U.S.	Non-U.S.

Yield Management Products	37	25
Other	36	16

Total	73	41

      We intend to continue to pursue the legal protection of our technology through intellectual property laws. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our proprietary rights.
Backlog
      Our backlog consists of unshipped system orders, unearned revenue and systems in deferred gross margin. As of September 30, 2005, our backlog was approximately $100.9 million, compared to approximately $82.5 million as of September 30, 2004. We expect to ship or to recognize revenue on the majority of the September 2005 backlog within the next six to twelve months. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
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
      Our competitors primarily are Micronics Japan Co. Ltd., Applied Komatsu Technology, Inc. and Shimadzu Corporation in array testing, LaserFront Technologies, Inc., NTN Corporation, Contrel Limited, Charm Engineering Co., Ltd and Hoya Continuum Corporation in array repair and several competitors in the cell and module inspection market.
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
Employees
      As of September 30, 2005, we employed 420 persons. No employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.
      Competition is intense in the recruiting of personnel in the flat panel display industry. Our future success may depend in part on our continued ability to hire and retain qualified management and technical employees.
Business Combinations
      In addition to our efforts to develop new technologies from internal sources, we may also seek to acquire new technologies from external sources. Acquisitions involve numerous risks, including management issues and costs in connection with integration of the operations, technologies and products of the acquired companies, possible write-downs of impaired assets, and the potential loss of key employees of the acquired companies.
      In August 2004, we acquired from Tucson Optical Research Corporation (“TORC”) all of the assets related to the design and manufacture of pellicle products which are used in our modulators. This acquisition has enabled us to reduce product costs of modulators used in our array checker products while improving performance.
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
      In October 2002, we purchased certain assets from Intevac, Inc. related to Intevac’s Rapid Thermal Processing (“RTP”) Division. The rapid thermal processing systems use a patented technology designed to activate low temperature poly-silicon films utilizing a precise heating process critical to the manufacture of advanced active matrix, thin film transistor liquid crystal displays and organic light emitting diodes. This acquisition expanded our flat panel display product offering. Due to deterioration of business conditions and lower than expected demand for low temperature poly-silicon film technology, as of December 31, 2003, we determined that all the goodwill and intangible assets associated with this RTP reporting unit had been impaired and, as a result, their carrying value was reduced to zero. Due to deteriorating business conditions and the emergence of alternative and competing technologies, we continued only to support RTP systems in the field until March 31, 2005. We currently are not pursuing new business for systems upgrades or enhancements for the foreseeable future.
      For further details regarding our business combinations and dispositions, please see Note 4 of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data.”

Executive Officers of the Registrant
      Our executive officers, their ages and their positions as of November 30, 2005, are as follows:

Name	Age	Position

Malcolm J. Thompson	60	Executive Chairman of the Board of Directors
Jeffrey A. Hawthorne	48	Chief Executive Officer, President and Director
Maureen L. Lamb	44	Chief Financial Officer and Secretary
Steve Song	50	Vice President, Worldwide Sales
Mark Merrill	42	Vice President, Marketing
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
      Maureen L. Lamb has been our Chief Financial Officer and Secretary since May 2005. From August 1994 until May 2005, she served in various positions at KLA-Tencor Corporation, a semiconductor capital equipment manufacturer. Her most recent position at KLA-Tencor Corporation was Vice President of Finance. Ms. Lamb also held the positions of Corporate Controller and Director of Financial Planning and Analysis during her tenure at KLA-Tencor Corporation. Prior to joining KLA-Tencor, Ms. Lamb held various financial and management positions. Her last was with Aquaterr Instruments Corporation, as Co-Owner. Aquaterr Instruments provided sensors to the Agricultural Industry. Ms. Lamb received an A.B. degree from Harvard College and a MBA degree from The Wharton School at the University of Pennsylvania.
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
      Mark Merrill has been our Vice President, Marketing since July 2004. Mr. Merrill has over 15 years of experience in the industry and joined Photon Dynamics from KLA-Tencor, Corporation, a semiconductor capital equipment company, where he was employed from 1990 to 2004 and assumed increasing levels of responsibility culminating in his appointment as the company’s Chief Marketing Officer. In addition to his affiliation with KLA-Tencor Corporation, from 2001 to 2002 Mr. Merrill was vice president of Product and Market Development, Inc., a consulting firm, where he consulted with venture capital firms and their start-up companies in multiple industries. Previously, Mr. Merrill also was an applications and software engineer at Ultratech Stepper, Inc., a semiconductor capital equipment company. He holds a B.S. degree in Electronic

Engineering, from Maharishi International University and attended the Stanford/ AEA Executive Institute at Stanford University.

Item 2.	Properties
      Information regarding our principal properties at September 30, 2005 is as follows:

Location	Type	Principal Use	Footage	Ownership

San Jose, California	Office and plant	Manufacturing	22,000	Owned
San Jose, California	Office and plant	Headquarters, marketing, sales, administration, manufacturing, research, engineering	128,520	Leased
Austin, Texas	Office and plant	Vacant (1/2 sublet)	35,200	Leased
Markham, Ontario, Canada	Office	Sublet	50,000	Leased
Hsin Chu, Taiwan	Office	Sales, service, marketing, administration, research	10,255	Leased
Daejeon, Korea	Office	Sales, service, marketing, administration, research	6,049	Leased
      We also lease office space for other, smaller research, sales and service offices in Bozeman, Montana; Tucson, Arizona; Colorado Springs, Colorado; Tokyo, Japan; Mie, Japan; Seoul, Korea; Paju, Korea; Kumi, Korea; Cheonan, Korea; Tainan City, Taiwan; TaiChung, Taiwan; and Beijing, China.
      Our operating leases expire at various times through December 2010, with most having renewal options at the fair market value for additional periods up to five years. The lease on our San Jose headquarters expires in December 2010. Additional information on these leases is included in Note 11 of the “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data.” We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have adequate capacity for our current needs.

Item 3.	Legal Proceedings
      Photon Dynamics and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages in excess of $8 million for our alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 2, 2005, the Court denied our motion for summary judgment. The trial of this case is scheduled to begin on January 17, 2006. We believe the plaintiff’s case is without merit and intend to defend this action vigorously. Although we cannot predict the outcome of this litigation, we believe that any adverse judgment in this litigation could have a material adverse effect on our financial condition, results of operations, and cash flow.
      We were named as a defendant in a lawsuit captioned Sanmina SCI Corporation v. Photon Dynamics, Inc., No. CV 013715, filed on February 3, 2004 in the Superior Court of the State of California, County of Santa Clara. The plaintiff in this action, which previously was a third-party manufacturer of Photon Dynamics, asserted several causes of action arising out of our alleged nonperformance of our manufacturing outsourcing agreement with the plaintiff and sought approximately $3.1 million in compensatory damages and punitive damages for an unknown amount. We responded to the complaint on March 19, 2004, by filing an answer and cross complaint seeking damages of at least $135,000. We amended our cross complaint on June 26, 2004. We settled this dispute with Sanmina SCI Corporation in March 2005, pursuant to which we paid Sanmina SCI Corporation $1.4 million, and the court dismissed the matter on April 1, 2005.

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
      No matters were submitted to a vote of our security holders during the quarter ended September 30, 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Common Stock Market Price
      Our common stock is traded on the Nasdaq National Market under the symbol “PHTN.” The following table sets forth the high and low closing sales prices of our common stock as traded on the Nasdaq National Market for the periods indicated.

	December 31,	March 31,	June 30,	September 30,
Fiscal 2005 Quarter Ended	2004	2005	2005	2005

High	$24.90	$25.52	$22.00	$24.67
Low	$16.71	$18.73	$17.47	$17.84

	December 31,	March 31,	June 30,	September 30,
Fiscal 2004 Quarter Ended	2003	2004	2004	2004

High	$41.90	$45.82	$38.81	$34.99
Low	$28.13	$28.22	$27.41	$19.60
      The closing price for our common stock as reported by the Nasdaq National Market on December 1, 2005 was $18.81 per share. As of December 1, 2005, there were approximately 143 shareholders of record of our common stock.
      We have never declared or paid any cash dividends to our shareholders and we have agreed not to pay cash dividends under our current bank line of credit. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Item 6.	Selected Financial Data
      The following selected consolidated summary financial data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended September 30, 2005, 2004 and 2003, and the consolidated balance sheet data as of September 30, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended September 30, 2002 and 2001, and the consolidated balance sheet data as of September 30, 2003, 2002 and 2001 are derived from audited consolidated financial statements not included in this report.
      In fiscal 2003, we discontinued operations in two business segments — the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these businesses have been reclassified as discontinued operations for all periods presented.

	Year Ended September 30,

	2005		2004		2003		2002		2001

	(In thousands, except per share data)
Statements of Operations Data:
Revenue	$125,813		$141,870		$67,196		$49,342		$38,319
Income (loss) from operations	(21,161)		6,860		(30,692)		3,402		(7,304)
Income (loss) from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	(19,567	)(1)	11,085	(2)	(27,780	)(3)	6,230	(4)	(2,349	)(5)
Income (loss) from discontinued operations	256		(1,391)		(44,592)		(28,032)		(4,218)
Income (loss) before cumulative effect of a change in accounting principle	(19,311)		9,694		(72,372)		(21,802)		(6,567)
Cumulative effect of change in accounting principle	—		—		—		—		(6,560	)(6)
Net income (loss)	$(19,311)		$9,694		$(72,372)		$(21,802)		$(13,127)
Income (loss) per share from continuing operations before discontinued operations and cumulative effect of a change in accounting principle:
Basic	$(1.16	)(1)	$0.67	(2)	$(1.73	)(3)	$0.39	(4)	$(0.18	)(5)
Diluted	$(1.16	)(1)	$0.65	(2)	$(1.73	)(3)	$0.37	(4)	$(0.18	)(5)
Income (loss) per share from discontinued operations:
Basic	$0.02		$(0.08)		$(2.77)		$(1.76)		$(0.32)
Diluted	$0.02		$(0.08)		$(2.77)		$(1.67)		$(0.32)
Income (loss) per share before cumulative effect of a change in accounting principle:
Basic	$(1.14)		$0.58		$(4.50)		$(1.37)		$(0.50)
Diluted	$(1.14)		$0.57		$(4.50)		$(1.30)		$(0.50)
Cumulative effect per share of a change in accounting principle, net of tax benefit:
Basic	$—		$—		$—		$—		$(0.50	)(6)
Diluted	$—		$—		$—		$—		$(0.50	)(6)
Net income (loss) per share:
Basic	$(1.14	)(1)	$0.58	(2)	$(4.50	)(3)	$(1.37	)(4)	$(1.00	)(5)
Diluted	$(1.14	)(1)	$0.57	(2)	$(4.50	)(3)	$(1.30	)(4)	$(1.00	)(5)

	Year Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$93,026	$84,155	$116,469	$170,143	$84,091
Working capital	116,488	132,335	125,624	190,188	99,457
Total assets	183,684	207,900	161,919	249,159	158,635
Other non-current liabilities	1,008	1,528	193	1,465	359
Shareholders’ equity	142,594	159,959	144,143	226,143	143,308

(1)	Includes a restructuring charge of $1.2 million related to the restructure of the Company’s Markham, Canada location, an impairment charge of $637,000 related primarily to impairment of test beds and charges for amortization of intangibles of $1.5 million.

(2)	Includes a goodwill impairment charge of $665,000, purchased intangible asset write-off of $2.1 million, acquired in-process research and development charge of $210,000 in connection with the acquisition of certain assets from Quantum Composers, Inc., gain on fixed assets of $427,000 related to the sale of the TFT-LCD Backlight Inverter Business, and charges for amortization of intangibles of $789,000.

(3)	Includes a goodwill impairment charge of $10.0 million related to the Akcron and RTP Assets, purchased intangible asset write-off of $3.5 million related to the Akcron and RTP Assets, and an acquired in-process research and development charge of $2.5 million related to the acquisition of certain assets from Intevac related to Intevac’s Rapid Thermal Processing Division and the acquisition of substantially all the assets of Summit Imaging, and charges for amortization of intangibles of $1.2 million.

(4)	Includes an acquired in-process research and development charge of $410,000 in connection with the acquisition of Akcron.

(5)	Includes acquisition related charges of $1.4 million in connection with the acquisition of Image Processing Systems Inc., as well as restructuring charges of $976,000.

(6)	We recorded a non-cash charge of $6.6 million, net of tax, or $0.50 per diluted share, to reflect the cumulative effect of an accounting change as of October 1, 2000 related to the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview

Our Company
      We are a leading provider of yield management solutions to the flat panel display industry. Our customers use our systems to increase manufacturing yields of high performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games. Our test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the active matrix liquid crystal display manufacturing process.
      We sell our products to manufacturers in the flat panel display industry. Our flat panel display customers are located in Korea, Taiwan and Japan, where flat panel display production is concentrated, and in China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future.
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
      We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from approximately $300,000 to $2.8 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.

Focus on Flat Panel Display Industry
      We have not always focused solely on the flat panel display industry. Previously, we also produced printed circuit board assembly inspection products and cathode ray tube display and high quality glass inspection products. However, we determined to exit these markets as we believed that they did not have the potential to be profitable for us. Consequently, during fiscal 2003, we implemented plans to exit these businesses. Accordingly, the operating results of these former businesses are reclassified as discontinued operations for all periods presented.
      During fiscal 2004, we suspended operations in the low temperature poly-silicon (“LTPS”) technology and inverter markets in the first quarter of fiscal 2004. Although we did not actively pursue new LTPS business opportunities, we continued to support LTPS systems in the field with parts and service through March 31, 2005. Having completed substantially all our customer commitments, we wrote off the remaining assets associated with the LTPS technology of approximately $382,000 in the three months ended March 31, 2005. We currently are not actively pursuing new business for systems, upgrades or enhancements for the foreseeable future. In our third quarter of fiscal 2004, we sold all assets related to the inverter business. For additional information, please refer to Note 4: “Acquisitions and Dispositions” in “Notes to Consolidated Financial Statements” in Part II, Item 8.
      Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear strategy and direction. Beginning in fiscal 2005, our emphasis was to strengthen our market position, our product focus, our operations and our fiscal performance. Our management team has been focused on several imperatives to support these objectives:

•	Product Focus: We continue to improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations. We seek to couple this improved system performance with our expert applications engineering services to provide the best possible business solutions to our customers.

•	Quality Focus: We are continuing to implement processes to drive product quality improvement and ease of use for our customers.

•	Technology Leadership: We are continuing to emphasize our research and development to maintain our technology leadership in our products. We have formed an advance technology organization to focus on our ArrayCheckertm product, our camera development for all of our products, and our repair and defect classification algorithms for the ArraySavertm and PanelMastertm products.

•	Financial Improvement: We continue our efforts to improve financial performance. To achieve these goals, we will continue to look for vertical integration opportunities, source certain raw materials and certain system integration in Asia, and expand sales and marketing of our service product offerings.
      Additionally, we also focused additional resources to strengthen our reporting structure, processes, and corporate governance within our organization. This effort required significant resources to complete, much of which were non-recurring costs.
      In fiscal 2006, our emphasis will be to focus two key areas to improve our results of operations:

•	Gross margin improvement, and

•	Strengthening market leadership in our yield management portfolio of products, including both hardware and software products.

Acquisitions and Dispositions
      Acquisition of TORC Assets. In August 2004, we acquired all of the assets of TORC related to the design and manufacture of pellicle products used for our modulators. The purchase price was approximately $1.3 million, which we paid in cash and notes.
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
      Acquisition of RTP Assets. In November 2002, we acquired from Intevac, Inc. certain assets relating to rapid thermal processing technology (the “RTP Assets”). The purchase price was $20.0 million of cash.
      We also continue to refine our strategic direction and, as a result, no longer have a need for some acquired businesses and technologies. In fiscal 2003, we exited the printed circuit board assembly inspection and cathode ray tube and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with some of our prior acquisitions, including Intelligent Reasoning Systems, Inc., Image Processing Systems, Inc., and assets of Advanced Research Technologies Inc., have been sold or abandoned.
      In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty with regard to flat panel manufacturers’ commitment to LTPS technology, we performed an impairment analysis of the goodwill and the purchased intangible assets and certain other long-lived assets associated with the Akcron (a company we acquired in September 2002) and RTP reporting units. As a result of this analysis, in the fourth quarter of fiscal 2003, we recorded impairment charges of approximately $10.0 million related to goodwill and $3.5 million related to the unamortized portion of the acquired developed technology, core technology and patent intangible assets associated with these reporting units. We wrote off the remaining $365,000 of goodwill and $2.1 million of acquired core technology and acquired developed technology associated with these reporting units in the three months ended December 31, 2003 as additional impairment charges. These additional impairment charges were a result of the continuing deterioration in business conditions that included emergence of alternative and competing technologies, shrinkage of potential total market opportunity due to one of the primary potential customer’s decision to pursue an alternative technology and further softness in this particular sector of the market since September 30, 2003. We have not pursued new business for systems, upgrades or enhancements. In the third quarter of fiscal 2004, we sold all of our assets related to our TFT-LCD Backlight Inverter business and recorded a gain on the transaction of $419,000 which is included in “Gain on sale of fixed assets” in the Consolidated Statements of Operations. See Note 4 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” for further information.

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
      The flat panel display market growth during the first half of calendar 2004 was reflected in the 80% increase in flat panel display capital equipment spending between 2003 and 2004. In the last half of calendar year 2004, there was uncertainty in the flat panel display market as supply exceeded demand. This over-supply was driven primarily by decreasing demand due to record high panel prices and increasing supply as a result of numerous generation 5 factories coming on line in Korea and Taiwan. This over-supply was moderated by longer factory ramp times due to yield issues, and a shortage of key components such as glass substrates and color filters. Current market indicators show that demand has risen again in the latter half of calendar year 2005 as a result of significantly reduced panel prices.
      Growth in the AMLCD television market is expected to continue to fuel the overall growth in the flat panel display market. While AMLCD television demand lagged during the first half of calendar year 2004, it picked up momentum during the second half of the year and into calendar year 2005. AMLCD television demand is essentially on track due to successful generation 6 factories at Sharp and LG Philips LCD and the resultant pricing efficiencies offered from these factories. This represents an encouraging indicator of the future as generation 6 and 7 factories are coming on line during calendar 2005. However, there are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability.
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

Backlog
      Our backlog, consisting of unshipped system orders, unearned revenue and systems in deferred gross margin, as of September 30, 2005, was approximately $100.9 million, a majority of which we expect to ship, or to recognize for revenue, within the next six to twelve months. We received orders valued at $44.2 million in the three months ended September 30, 2005. Our backlog as of September 30, 2004 was approximately $82.5 million.
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

Revenue Recognition
      Note 1 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data,” provides a description of our revenue recognition policy. For each arrangement, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.
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
      Our allowance for doubtful accounts was approximately $153,000 and $497,000 at September 30, 2005 and 2004, respectively. These balances each represent less than 1% of each year’s accounts receivable balance. Our reserve at September 30, 2005 decreased from the September 30, 2004 balance due to the collection of certain receivable balances that were previously reserved and lower overall total accounts receivable. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Accordingly, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.

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
      We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand inventory with our demand forecast over the next twelve months on a part-by-part basis. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate write-downs and write-offs to reflect the risk of obsolescence. This methodology is significantly affected by the demand forecast assumption. Using a longer time period of estimated demand could result in reduced inventory adjustment requirements. Based on our past experience, we believe the twelve-month time period to best reflect the reasonable and relative obsolescence risks. If actual demand or usage were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required.

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
      Our liability for warranty coverage was approximately $5.3 million and $6.2 million at September 30, 2005 and 2004, respectively with the decrease in dollars from fiscal 2004 being attributable to fewer systems shipped in the current year and lower projected average costs per system. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability and related provision would be required.

Goodwill and Intangible Assets
      We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with FAS 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.
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
      As described in “Acquisitions and Dispositions” above, we recorded both goodwill and intangible asset impairment charges as part of our transition to a singular focus on our core business of developing yield management solutions for the flat panel display industry. In the fourth quarter of fiscal 2003, we recorded a goodwill impairment charge of $10.0 million and an intangible asset impairment charge of $3.5 million associated with our Akcron and RTP reporting units. During fiscal quarter ended December 31, 2003, we recorded a goodwill impairment charge of approximately $365,000 and an intangible asset impairment charge of $2.1 million associated with our Akcron reporting unit and the remaining intangible assets associated with our RTP and Akcron reporting units. These charges were reflected in our results of operations for the three months ended December 31, 2003. In October 2003, we settled $1.7 million of the $2.0 million escrow related to the purchase of certain assets relating to the RTP Assets in our favor, and $300,000 was settled in favor of Intevac, resulting in an additional goodwill impairment charge of $300,000 in the three months ended December 31, 2003.
      Goodwill as of September 30, 2005, was approximately $153,000, related entirely to our purchase of assets from Summit Imaging. Intangible assets, net of accumulated amortization, as of September 30, 2005 were approximately $3.2 million, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging, the assignment and license agreement signed with IHI, the purchase of Quantum Composers and the purchase of Tucson Optical Research Corporation.

Contingencies and Litigation
      We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in one significant litigation matter as of September 30, 2005 — Amtower v. Photon Dynamics, Inc. — in which the plaintiffs are seeking damages in excess of $8 million, plus unspecified emotional distress and punitive damages. We settled our lawsuit with Sanmina SCI in the second quarter of fiscal 2005. These matters are as described in “Item 3 — Legal Proceedings.” We have made our requisite assessments and accruals, as warranted, as of September 30, 2005, which consisted of ongoing legal expenses for work being done by our attorneys on our behalf. We believe that an adverse judgment in the Amtower litigation could have a material adverse effect on our financial condition, results of operations and cash flows.

Results of Operations

Fiscal Years Ended September 30, 2005, 2004 and 2003
      The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our Consolidated Statements of Operations.

	Year Ended
	September 30,

	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Cost of revenue	65.8	59.2	65.6

Gross margin	34.2	40.8	34.4
Operating expenses:
Research and development	28.8	20.9	33.9
Selling, general and administrative	19.6	12.5	20.5
Restructuring charge	1.0	—	—
Goodwill impairment charge	—	0.5	14.9
Impairment of purchased intangibles	—	1.5	5.3
Impairment of fixed assets	0.5	0.2	—
Gain on sale of fixed assets	(0.1)	(0.3)	—
Acquired in-process research and development	—	0.1	3.7
Amortization of intangible assets	1.2	0.6	1.8

Total operating expenses	51.0	36.0	80.1

Income (loss) from operations	(16.8)	4.8	(45.7)
Interest income and other, net	1.8	3.4	4.4

Income (loss) from continuing operations before income taxes and discontinued operations	(15.0)	8.2	(41.3)
Provision for income taxes	0.5	0.4	0.1

Income (loss) from continuing operations before discontinued operations	(15.5)	7.8	(41.4)
Income (loss) from discontinued operations	0.2	(1.0)	(66.3)

Net income (loss)	(15.3)%	6.8%	(107.7)%

Revenue

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

	(Dollars in thousands)
Revenue	$125,813	(11.3)%	$141,870	$141,870	111%	$67,196
      The decrease in revenue in fiscal 2005 from fiscal 2004 was due to reduced capital expenditures by our customers due to the impact of investments made by customers in 2004 which created an over-supply environment, primarily in the first quarter of fiscal 2005. Despite the temporary excess inventory, flat panel display manufacturers continue to increase capacity to meet projected computer notebook, monitor and television demand. The increase in revenue in fiscal 2004 from fiscal 2003 was primarily due to the continued customer expansion of manufacturing capacity.
      We generate revenue from the sales of our ArrayCheckertm and ArraySavertm test and repair equipment, our PanelMastertm inspection equipment, and the sales of spare parts.

ArrayCheckertm and ArraySavertm Product Revenue
      Fiscal 2005 v 2004: Our ArrayCheckertm and ArraySavertm test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 5 and earlier generation test and repair systems represented approximately 34% and 53% of revenue in fiscal 2005 and 2004, respectively. The decrease in Generation 5 and earlier products as a percentage of revenues was due primarily to the increase in revenue from our Generation 6 products as flat panel display manufacturers move to a larger size glass substrate in the manufacturing process and, to some extent, lower overall revenues. Revenue from our Generation 6 products represented approximately 50% and 42% of revenue in fiscal 2005 and 2004, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 ArrayCheckertm products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySavertm products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 6 and future generation products.
      Revenue from our ArrayCheckertm products represented approximately 60% and 75% of our total revenue for fiscal 2005 and 2004, respectively. Revenue from our test products decreased in absolute dollars primarily due to the reduced level of capital expenditures of our customers due to the absorption during 2005 of manufacturing capacity brought online in 2004. Revenue from our test products decreased as a percentage of revenue due to the increase in revenue from our repair products.
      Revenue from our ArraySavertm products represented approximately 24% and 19% of our total revenue for fiscal 2005 and 2004, respectively. Revenue from our repair products has increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size processed in Generation 6 factories and due to the expansion of customer manufacturing facilities. The cost of yield loss associated with larger panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields.
      Revenue from our ArrayCheckertm and ArraySavertm products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% or 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. Revenue for fiscal 2005 includes a slightly lower absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the prior fiscal year. However, as a percentage of total revenues, revenues related to receipt of final customer acceptance is slightly higher.
      Fiscal 2004 v 2003: Total revenue from our Generation 5 and earlier generation products represented approximately 53% and 85% of revenue in fiscal 2004 and 2003, respectively. The decrease in fiscal 2004 was due primarily to revenue from our new Generation 6 products. Revenue from our Generation 6 products represented approximately 41% of revenue in fiscal 2004, with no corresponding revenue in fiscal 2003.
      The increase in fiscal 2004 revenue as compared to fiscal 2003 was due to increased shipments of both our ArrayCheckertm and ArraySavertm products. Revenue from our ArrayCheckertm products represented approximately 75% and 81% of our total revenue for fiscal 2004 and 2003, respectively. Revenue from our test products increased in absolute dollars primarily due to the continued customer expansion of manufacturing capacity. Revenue from our test products decreased as a percentage of revenue due primarily to the increase in revenue from our repair products. Revenue from our ArraySavertm products represented approximately 19% and 4% of our total revenue for fiscal 2004 and 2003, respectively. Revenue from our repair products have increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size of Generation 6 and to expansion of customer manufacturing facilities. The cost of yield loss associated with large monitor or television panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields. Our sales terms are typically 80% or 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. During fiscal 2004, we placed greater emphasis on obtaining final customer acceptances. As a result, fiscal 2004 revenue includes a higher percentage of revenue related to the receipt of final customer acceptances following completed installation of our products compared with our prior fiscal year.

PanelMastertm Product Revenue
      Our PanelMastertm inspection equipment operates in the Cell and Module Assembly phases of AMLCD production, inspecting glass that has been cut down to the size of the needed application. As such, our PanelMastertm product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify this product line by generations.
      Revenue from our PanelMastertm products represented approximately 6% in fiscal 2005 with no corresponding revenue in the prior fiscal years. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. In accordance with our revenue recognition policy, because this was a new product line, we deferred 100% of the revenue until we received customer final acceptance, which demonstrates that the product meets the customers’ specifications at the customers’ factory site. The revenue recognized in fiscal 2005 represents certain systems at one customer from whom we received final acceptance in our fourth quarter of fiscal 2005. Additional PanelMastertm revenue from 2004 shipments remains deferred at September 30, 2005.

Spare Parts Revenue
      Revenue from spare part sales of approximately $13.6 million and $7.2 million represented approximately 10% and 5% of our total revenue for fiscal 2005 and 2004, respectively. The increase in absolute dollars is due in part to the increased installed base of tools at our customers’ facilities.
      Spare part sales of approximately $7.2 million and $5.8 million, represented approximately 5% and 9% of our total revenue for fiscal 2004 and 2003, respectively. This change from prior year represents an increase in absolute dollars due primarily to the increase in total machines in the field in 2004; however, it represents a decrease as a percentage of revenue due to the increase in test and repair machines sold.

Rapid Thermal Processing
      Revenue from our rapid thermal processing products, which are based on the technology we acquired in November 2002, represented approximately 0%, 0.5% and 6% of our revenue for fiscal 2005, 2004 and 2003, respectively. The revenue reported in 2004 reflected sales of upgrades to an existing product. We have discontinued supporting systems in the field and are not pursuing new business for this product offering. We do not expect sales, if any, of this product line to be a significant portion of revenue in the foreseeable future.

International Revenue
      Revenue by region for the periods indicated were as follows:

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

	(Dollars in millions)
Korea	$41.5	(39)%	$68.5	$68.5	46%	$47.0
Taiwan	53.2	(13)%	60.8	60.8	218%	19.1
Japan	17.0	55%	11.0	11.0	952%	1.1
China	14.1	778%	1.6	1.6	—	—

	$125.8	(11)%	$141.9	$141.9	111%	$67.2

      The changes in revenue from fiscal 2005 to 2004 and from fiscal 2004 to 2003 are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.
      In fiscal 2005, 2004 and 2003, we invoiced revenue of approximately $19.3 million, $10.4 million and $300,000, respectively, in currencies other than U.S. dollars, primarily Japanese yen. The increase in revenue in Japanese yen is due to an overall increase in revenue from Japan and to the termination of our agreement with our value-added reseller in the second quarter of fiscal 2004, which was previously invoiced in US dollars. Our direct sales to our customers in Japan are denominated in yen.

Revenue Outlook
      We expect revenue for the first quarter of fiscal 2006 to be between $37 and $43 million. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2006 are subject to risks and uncertainties. Please see “Factors Affecting Operating Results” below for factors that could cause these forward looking statements not to come true.

Gross Margin

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

Gross Margin	34%	(16)%	41%	41%	19%	34%
      The decrease of gross margin in fiscal 2005 as compared to fiscal 2004 reflects:

•	Higher percentage sales of lower margin products, including our Repair and new PanelMaster products;

•	High warranty costs, higher rework costs and expedite fees incurred as a result of the execution issues surrounding the production ramp up in our Generation 7 and PanelMaster products;

•	The under-utilization of our San Jose facilities; and

•	Increased manufacturing and support headcount and travel costs to support installed product base.
      The improvement of gross margin in fiscal 2004 as compared to fiscal 2003 is a reflection of the benefits of:

•	The full manufacturing integration of the ArrayCheckertm high-speed cameras, acquired as part of our acquisition of assets from Summit Imaging in May 2003;

•	A higher percentage of revenue recognized after installation and final customer acceptance, which typically has a higher margin than revenue billed on the associated items that were previously delivered;

•	Improved manufacturing efficiencies resulting from a more stable design of our Generation 5 products, which were introduced in fiscal 2003;

•	Elimination of our use of a third-party contract manufacturer; and

•	Manufacturing cost reduction due to sourcing of some raw materials and subassemblies in Asia.
      These fiscal 2004 benefits were partially offset by:

•	Longer cycle times and inefficiencies brought about by the addition and training of a second manufacturing shift during our second quarter;

•	Higher initial costs related to the first production build of our dual-camera ArrayCheckertm systems and our Generation 6 ArraySavertm systems; and

•	The temporary loss of capacity early in our second quarter caused by the move to our new facility.

      Key factors that may impact our future gross margins include:

•	Our revenue mix between higher margin ArrayCheckertm systems and lower margin ArraySavertm systems;

•	Our ability to cost effectively support our PanelMastertm products as new customers adopt this technology;

•	The costs of increasing customer service staff to support potential increased demands of our customers;

•	The additional costs in connection with inefficiencies of manufacturing newly introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or rescheduled product shipments requested by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of our customers’ capital expenditures.

Research and Development

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

	(Dollars in thousands)
Expense	$36,275	22%	$29,701	$29,701	30%	$22,786
Percent of Revenue	29%		21%	21%		34%
      Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
      We increased our overall research and development spending in fiscal 2005 as compared to fiscal 2004 due to more engineering programs in process to support simultaneous development of Generation 6 and 7 test and repair products, and our inspection products. The increased costs related primarily to higher spending on prototype materials and engineering headcount.
      We increased our overall research and development spending in fiscal 2004 as compared to fiscal 2003 due to additional timing demands placed on both the ArrayCheckertm and ArraySavertm Generation 6 and 7 product development programs, as well as our cell/module inspection systems program. In our fourth quarter of fiscal 2004, we incurred significant costs for redesign work performed during the quarter on our Generation 6 repair products.
      For fiscal 2006, we expect our research and development expenses to be relatively flat in absolute dollars as compared to fiscal 2005. While we are able to reduce spending in some areas through either completion of new product introductions or improved efficiency, we will continue to invest in our research and development efforts to address several areas:

•	Ramp up of our PanelMastertm program to address mass production requirements;

•	Continue our efforts on Generation 7 and 7.5 products and launch programs for Generation 8 products;

•	Continue our reliability and cost reduction initiatives; and

•	Expansion of our repair product offering.
      However, we believe the cost of these investments will be mitigated somewhat by operational efficiencies we implemented in fiscal 2005, including elimination of excess space, discontinued operations, and more efficient management of our activities. We will continue to invest in research and development to maintain technology leadership in our products. Our customers must continually improve their display quality performance and production costs in order to be successful in the display market. To meet our customers’

needs, we must improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations.

Selling, General and Administrative

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

	(Dollars in thousands)
Expense	$24,678	39%	$17,780	$17,780	29%	$13,763
Percent of Revenue	20%		13%	13%		21%
      Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were higher in fiscal 2005 compared to fiscal 2004 in both absolute dollars and as a percentage of revenue due primarily to:

•	Amounts spent on an internal investigation by our audit committee and resulting restatement of our financial statements for fiscal 2004 and the first quarter of fiscal 2005, resulting in the filing of an amendment to our Annual Report on Form 10-K for fiscal 2004 and our Quarterly Report on Form 10-Q for the three month period ended December 31, 2004. Expenses incurred were approximately $1.6 million;

•	Amounts spent on preparation work for compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Additional investments in marketing.
      The increase in selling, general and administrative expenses in fiscal 2004 compared to fiscal 2003 was primarily attributed to increases in expenses related to corporate governance requirements, severance expenses, legal costs and increased headcount.
      We expect these expenses in our first quarter of fiscal 2006 to remain relatively unchanged as compared to selling, general and administrative expenses of approximately $6.5 million in our fourth quarter of fiscal 2005. For fiscal 2006, we expect our selling, general and administrative expenses to be slightly lower in absolute dollars as compared to fiscal 2005 due to reduced expenses for consulting, elimination of one time costs related to our audit committee investigation and financial statement restatements, and reduced spending on Sarbanes-Oxley compliance work.

Restructuring Charges
      In April, 2005, we recorded an initial restructuring charge of approximately $676,000 associated with a reduction in workforce and consolidation and closing of our facilities at our Markham, Canada location. The charge was comprised of approximately $430,000 for employee severance and related benefits as a result of planned terminations of up to 32 employees and approximately $246,000 for contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under a long-term operating lease agreement for facilities we vacated in June 2005. This lease extends through October 2007 and the charge is net of a sublease agreement we entered into in April 2005.
      Under the restructuring plan, certain employees were offered additional severance amounts and retention bonuses to stay through September 2005 and March 2006. We are accruing charges for these benefits ratably over the related service periods. We recorded additional restructuring charges of approximately $521,000 through September 30, 2005 related to these severance and retention amounts. We expect to incur additional severance charges of approximately $140,000 in each of our first and second quarters of fiscal 2006. We expect to settle all employee severance and related benefits by the end of our third quarter of fiscal 2006.

      Under the restructuring plan, we expect annual savings in salary and benefits costs, amortization and rent expense of approximately $1.6 million to $2.0 million per fiscal year primarily in research and development. Expected salary and benefit savings will be partially offset by the expected replacement of approximately four of the eliminated positions, and we expect rent savings will be partially offset through March of 2006 by costs to sublease a smaller location in Markham, Ontario, Canada for the employees who have been offered retention benefits to complete specific projects and assist in the transition of technology.

Impairment of Goodwill, Purchased Intangibles and Fixed Assets
      In the second, third and fourth quarters of fiscal 2005, we incurred impairment charges totaling approximately $637,000, consisting primarily of test beds that had no future use.
      In the first fiscal quarter of 2004, as a result of suspending operations of the LTPS and inverter products, we determined that all of our goodwill and long-lived assets related to LTPS and inverter products we had manufactured had been impaired, resulting in goodwill, intangible and fixed asset impairment charges of approximately $665,000, $2.1 million and $234,000, respectively.
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

Gain on Sale of Fixed Assets
      In fiscal 2005, we recorded a net gain on sale of fixed assets of approximately $93,000 primarily due to the sale of a demonstration tool.
      In fiscal 2004, we recorded a net gain on sale of fixed assets of approximately $427,000. In May 2004, we sold all of our assets in Korea related to our TFT-LCD Backlight Inverter business for approximately $481,000. The assets included inventory and production equipment, intellectual property and some of the employees related to the inverter business. In the three months ended June 30, 2004, we recorded a gain on the transaction of approximately $419,000.

Acquired In-Process Research and Development

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

	(Dollars in thousands)
Expense	$0	(100)%	$210	$210	(92)%	$2,474
Percent of Revenue	0%		0.1%	0.1%		4%
      We had no acquired in-process research and development charges in fiscal 2005. In fiscal 2004, we acquired from Quantum Composers all of the assets of Quantum Composers related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair. In fiscal 2003, we acquired all of the assets of Summit Imaging related to the design and manufacture of “cooled” cameras specifically tailored to our product offerings and we completed our acquisition of certain assets from Intevac, Inc. related to Intevac’s rapid thermal processing technology. The purchase prices of these acquisitions were allocated in accordance with FAS 141, “Business Combinations,” including in-process research and develop-

ment charges that were expensed on the acquisition date as they represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.
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

Amortization of Intangible Assets

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

			(Dollars in thousands)
Expense	$1,548	96%	$789	$789	(36)%	$1,236
Percent of Revenue	1.2%		0.6%	0.6%		1.8%
      The increase in amortization expense in fiscal 2005 compared to fiscal 2004 is due primarily to the additional amortization associated with the intangible assets related to both the purchase of assets from TORC and from Quantum Composers, both of which were purchased in the fourth quarter of fiscal 2004.
      The decrease in amortization in fiscal 2004 compared to fiscal 2003 was due to the write off of all intangible assets associated with the RTP Assets and Akcron acquisitions in December 2003 as discussed under “Impairment of Goodwill, Purchased Intangibles and Fixed Assets,” above.
      Based on intangible assets recorded at September 30, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our quarterly amortization to be approximately $370,000 through fiscal 2006.

Interest Income and Other, Net

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,

	2005	Change	2004	2004	Change	2003

	(Dollars in thousands)
Interest income and other, net	$2,218	54%	$4,802	$4,802	62%	$2,968
Percent of Revenue	1.8%		3.4%	3.4%		4.4%
      Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense. In fiscal 2003, the amount also included changes in the fair value of derivative financial instruments. Interest income and other, net, in fiscal 2004 was higher than comparative amounts in both fiscal 2005 and fiscal 2003, primarily due to the receipt of a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004.

Provision for Income Taxes
      The fiscal 2005, 2004 and 2003 effective tax rates were (3.3)%, 4.9%, and 0%, respectively. The negative rate for fiscal 2005 primarily relates to foreign tax expense incurred regardless of our net operating losses and does not denote a tax benefit. The effective tax rate for fiscal 2005 is lower than the beneficial statutory rate primarily due to operating losses not benefited and to foreign taxes. The effective tax rates for fiscal 2004 included a foreign withholding tax related to a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004. The effective tax rate in fiscal 2004 is lower than the statutory rate due primarily to tax benefits arising from net operating losses, offset by alternative minimum taxes. The effective tax rate in fiscal 2003 is lower than the statutory rate due to tax net operating losses not being recognized.
      As of September 30, 2005, we have federal and state net operating loss carryforwards of approximately $79.8 million and $11.0 million, respectively. We expect that our effective tax rate will be less than the statutory tax rate in fiscal 2006.
      We record a valuation allowance against our net deferred tax assets. Realization of our deferred tax assets depends on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. In fiscal 2005, we determined there will be sufficient future taxable income in Japan to release the valuation allowance related to temporary differences generated by the Japanese subsidiary in the amount of $85,000. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of September 30, 2005.
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

Printed Circuit Board Assembly Inspection Business

	Fiscal Year Ended
	September 30,

	2005	2004	2003

	(In thousands)
Net Loss	$(56)	$(1,562)	$(38,586)
      The loss from discontinued operations for the year ended September 30, 2005, included approximately $113,000 of additional accruals for legal expenses related to the Amtower vs. Photon Dynamics, Inc lawsuit and approximately $75,000 of other expenses, primarily legal and administrative, offset in part by approximately a $132,000 benefit for the reversal of a liability related to the settlement of vendor obligations.
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

Cathode Ray Tube Display and High Quality Glass Inspection Business

	Fiscal Year Ended
	September 30,

	2005	2004	2003

	(In thousands)
Net Income (Loss)	$312	$171	$(6,006)
      The income from discontinued operations for the year ended September 30, 2005, includes approximately $288,000 for the reduction in certain accruals related to warranty and lease obligations settled at amounts less than originally estimated.
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
      We do not expect losses from these businesses to be material in the foreseeable future; however, an adverse judgment in the Amtower v Photon Dynamics, Inc. lawsuit could have a material adverse effect on the results of operations from discontinued operations. These matters are as described in “Item 3 — Legal Proceedings.”
Liquidity and Capital Resources
      We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $116.5 million as of September 30, 2005, compared to $132.3 million as of September 30, 2004. A major component of working capital is $93.0 million of cash, cash equivalents and short-term investments as of September 30, 2005, compared to $84.2 million as of September 30, 2004.

      Operating Activities of Continuing Operations. Cash provided by operating activities from continuing operations was $13.7 million in fiscal 2005, while cash used in operating activities from continuing operations was $24.4 million and $6.7 million in fiscal 2004 and fiscal 2003, respectively. In fiscal 2005, cash was provided despite our net loss of $19.6 million primarily by collections of accounts receivables of $31.3 million due to our higher revenues of $52.8 million in the fourth quarter of fiscal 2004, and $38.5 million in the third quarter of fiscal 2004, compared to $36.6 million, in the first quarter of fiscal 2005. These working capital sources were partially offset by a decrease in accounts payable of $5.5 million.
      The increase in cash used in operating activities of $24.4 million in fiscal 2004 compared to $6.7 million in fiscal 2003, despite net income of $11.1 million in fiscal 2004 compared to a net loss of $27.8 million in fiscal 2003, was due primarily to working capital uses of cash, primarily from an increase in accounts receivable of $48.1 million, and an increase in inventories of $22.7 million due to our increased revenue levels, of $24.4 million, $26.2 million, $38.5 million and $52.8 million in our first, second, third and fourth quarters of fiscal 2004, respectively, and the timing of our fourth quarter revenues. These uses were partially offset by an increase in our payables of $14.4 million, deferred gross margin of $8.8 million, and accrued and other expenses of $4.8 million, respectively.
      Investing Activities of Continuing Operations. Cash used in investing activities from continuing operations was $18.8 million in fiscal 2005, while cash provided by investing activities from continuing operations was $26.7 million and $21.9 million in fiscal 2004 and 2003, respectively. Cash used by investing activities in fiscal 2005 was primarily the result of approximately $14.2 million in net purchases of short-term investments and $4.9 million in capital expenditures. Cash provided by investing activities in fiscal 2004 was primarily the result of approximately $39.1 million of net redemptions of short-term investments. This was partially offset by the acquisition of the Quantum and TORC Assets for approximately $1.0 million and $625,000, respectively, and by approximately $9.8 million in capital expenditures, of which approximately $6.1 million was related to expenditures on leasehold improvements associated with our new facility in San Jose, California. Cash provided by investing activities in fiscal 2003 was primarily the result of approximately $46.2 million of net redemptions of short-term investments. This was partially offset by the acquisition of the RTP assets of Intevac for $20.0 million, the acquisition of assets from Summit Imaging for $1.7 million and by approximately $2.5 million in capital expenditures.
      Financing Activities of Continuing Operations. Cash provided by financing activities was $718,000 in fiscal 2005 resulting from sales of our common stock under our employee equity compensation plans of $1.9 million, and partially offset by net payments of short term obligations of $1.2 million. Cash provided by financing activities was $6.2 million in fiscal 2004, resulting solely from sales of our common stock under our employee equity compensation plans. Cash used in financing activities was $9.8 million in fiscal 2003, as sales of our common stock under our employee equity compensation plans of $7.9 million was more than offset by the $17.7 million of repurchases of our common stock during fiscal 2003.
      The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
      In March 2000, we entered into a bank line of credit (“line of credit”) which had an initial term of one year. We have renegotiated the line of credit on an annual basis and currently have a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime, with an original expiration in October 2005. On December 1, 2005, we renegotiated the line of credit with terms substantially the same as the original line of credit and extended it through October 16, 2006. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At September 30, 2005, no amounts were outstanding under the line of credit.
      Operating, Investing and Financing Activities of Discontinued Operations. In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business and in June 2003 we implemented a plan to exit the cathode ray tube display and high quality glass inspection business.

Accordingly, the operating results of these business segments have been reclassified as discontinued operations. Net cash used by discontinued operations during fiscal 2005, 2004, and 2003 is as follows:

	Fiscal Year Ended

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Printed circuit board business	$(543)	$(1,387)	$(10,777)
Cathode ray tube display and high quality glass inspection business	(97)	(47)	(1,858)

Net cash used in operating activities from discontinued operations	(640)	(1,434)	(12,635)

Cash flows from investing activities:
Printed circuit board business	—	—	(92)
Cathode ray tube display and high quality glass inspection business	—	—	—

Net cash used in investing activities from discontinued operations	—	—	(92)

Cash flows from financing activities:
Printed circuit board business	—	—	—
Cathode ray tube display and high quality glass inspection business	(313)	—	—

Net cash used in financing activities from discontinued operations	(313)	—	—

Net decrease in cash and cash equivalents from discontinued operations:
Printed circuit board business	(543)	(1,387)	(10,869)
Cathode ray tube display and high quality glass inspection business	(410)	(47)	(1,858)

Net decrease in cash and cash equivalents from discontinued operations	$(953)	$(1,434)	$(12,727)

      Cash used in discontinued operations in fiscal 2005 consisted primarily of changes in working capital balances, payments for settlement of prior inventory purchase commitments, and the settlement of a lawsuit.

Contractual Obligations
      The following table summarizes the approximate contractual obligations that we have at September 30, 2005. These obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year

	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Notes payable	$1,500	$500	$1,000	$—	$—	$—	$—
Operating lease obligations	15,361	3,610	3,066	2,664	2,623	2,714	684
Purchase obligations	33,759	28,581	4,434	744	—	—	—

Total	$50,620	$32,691	$8500	$3,408	$2,623	$2,714	$684

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
      Notes payable primarily relate to notes issued in the Quantum and TORC acquisitions. For additional information related to these notes, See Note 14 of “Notes To Consolidated Financial Statements” in this Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements
      As of September 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Transactions with Related Parties
      During fiscal 2005, 2004, and 2003, we paid $108,000, $138,000, and $18,000, respectively, to Dr. Malcolm Thompson, our Executive Chairman of the Board, for consulting services rendered to us. During fiscal 2005 and 2004, we recorded approximately $52,000 and $206,000, respectively, in stock ownership expense related to options granted to Dr. Thompson in connection with his services to us.
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
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal periods beginning after June 15, 2005. We have not yet determined the impact the adoption of SFAS No. 151 would have on our consolidated results of operations, financial position or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for us for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. We do not expect the adoption of SFAS No. 153 to have a material effect on our consolidated financial position, results of operations, and cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We have analyzed this provision and have concluded that it is not beneficial to pursue the repatriation under this Act as of September 30, 2005.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective beginning in our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and plan to adopt using the modified prospective method. The adoption of SFAS No. 123R will have a material impact on our consolidated results of operations, financial position and statement of cash flows. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1, of the Consolidated Financial Statements in this Annual Report on Form 10-K. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in Note 1, of the Consolidated Financial Statements in this Annual Report on Form 10K.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APBO No. 20 (“APBO 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with our first quarter of fiscal year 2006. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations, financial position or cash flows.
Factors Affecting Operating Results

We have sustained losses and we may sustain losses in the future.
      We reported a net loss for the fiscal year ended September 30, 2005, as well as net losses for each of the fiscal years ended September 30, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we have increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to again achieve profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to fall.
      We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems ranging in price from $300,000 to $2.8 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results. After we ship our products, customers may reject or delay acceptance, which would adversely impact our revenues. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. For example, in the fourth quarter of 2004, we incurred additional costs such as expedite fees, premiums and delivery penalties in an effort to meet customer delivery schedules and quality related costs such as rework and higher warranty.
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
      In addition, we typically provide a limited warranty on our products for a period of one year from final acceptance by customers. Warranty claim experience may, at times, exceed the estimated cost of warranty coverage we record in our warranty provision. For example, in our fourth quarter of fiscal 2004, we incurred higher warranty costs and recorded incremental warranty provisions to cover certain identified quality problems. In the future, we may incur substantial warranty claim expenses on our products and actual warranty claims may exceed recorded provisions, resulting in harm to our business.

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
      If the flat panel display markets in which we sell our products experience further slowdowns in the future, it could cause our revenue to decrease significantly. We do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.
      The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the last three fiscal years is as follows: our top five customers accounted for 67% of our revenue in fiscal 2005; our top four customers accounted for 72% of our revenue in fiscal 2004; and our top three customers accounted for 79% of our revenue in fiscal 2003.

We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.
      All of our revenue is expected to come from a limited range of products for the flat panel display industry. As a result, we are solely reliant on the flat panel display industry. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. Continued market acceptance of our array test, array repair and cell inspection products is critical to our success.

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
      We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently. For example, in the third quarter of fiscal 2004, shipments of the Generation 7 ArrayCheckertm, Generation 7 ArraySavertm and PanelMastertm systems were shipped later than the customers requested delivery dates.
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
      We expect sales to customers in foreign countries to continue to represent 100% of our revenue in the foreseeable future. A number of factors may adversely affect our international sales and operations, including:

•	political instability and the possibility of hostilities, terrorist attacks, or war;

•	imposition of governmental controls;

•	fluctuations in interest and currency exchange rates;

•	export license requirements;

•	restrictions on the export of technology;

•	limited foreign protection of intellectual property rights;

•	trade restrictions;

•	periodic or local international downturns;

•	decreases in productivity, temporary plant shutdowns or infrastructure service disruptions resulting from widespread health alerts including SARS and warnings of an Avian Flu pandemic;

•	changes in tariffs; and

•	difficulties in staffing and managing international operations.
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
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, beginning with this Annual Report on Form 10-K for our fiscal year 2005, to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. During fiscal 2005, we executed an internal plan of action for compliance, which included a timeline and scheduled activities. As discussed under “Item 9A. Controls and Procedures” in this report, we have one material weakness in our internal control over financial reporting, and we are working to remediate this material weakness. However, there is no guarantee that once we remediate our material weakness, our internal control over financial reporting will continue to be adequate to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting standards, or that our independent registered public accounting firm will concur with our assessments in the future. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. This is especially true because we have had a number of material weaknesses in the past that we have remediated, which was expensive and time consuming to do. In the future, if we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to further regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and potentially result in a decline of our stock price.
      We have previously disclosed material weaknesses in our internal control over financial close process and sales order fulfillment and revenue recognition process as discussed in Item 9A of our Annual Report on Form 10-K/ A, Amendment No. 3 for the fiscal year 2004, filed with the SEC, and additionally, restated our quarterly results of operations and financial condition for both the first and the third quarters of fiscal 2005. Although we committed significant resources to remediate these weaknesses, we encountered an additional material weakness in the fourth quarter of fiscal 2005 and there can be no assurances that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may occur in the future or new material weaknesses may be found to exist, these material weaknesses may have a material effect on our company, or our results of operations, or result in a failure to meet our reporting obligations.

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
      While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. We derive 100% of our revenue from flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business. As an example, if the emerging AMLCD Television market has a significant shift to plasma technology, LCD manufacturers’ fab planning and Photon Dynamics business would be negatively impacted.

Our business could be harmed if we fail to properly protect our intellectual property.
      Our success depends largely on our ability to protect our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets in the United States and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure you that the claims allowed on any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted there-under will provide competitive advantages to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.
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
      Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has announced changes to U.S. generally accepted accounting principles that will require us to record charges to earnings for employee stock option grants. These rules become effective for us in our first quarter of fiscal 2006. We believe this accounting standard will have a material impact on our consolidated financial statements as reported under generally accepted accounting principles. In addition, regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In September 2005, in order to attempt to mitigate the impact of these changes on our financial statements going forward, we accelerated vesting of all employee options granted at a price of $25 per share or more.
      To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rate Risk
      We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. We believe our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is limited as the majority of our cash, accounts receivable and accounts payable are denominated in U.S. dollars. In fiscal 2005, 2004 and 2003, approximately $19.3 million, $10.4 million and $276,000, respectively, were invoiced in currencies other than U.S. dollars, primarily Japanese Yen. As of September 30, 2005, we had approximately $243,000 in accounts receivables denominated in foreign currencies, primarily Japanese yen which results in nominal risk exposure.
      We did not have any outstanding forward sales contracts at September 30, 2005 or 2004.

Interest Rate Risk
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

September 30, 2005	2006	2007	2008	2009	2010	Total	Fair Value

Cash equivalents (variable rate)	$20,288	—	—	—	—	$20,288	$20,288
Average interest rate	1.30%
Short-term investments (variable rate)	$30,075	—	—	—	—	$30,075	$30,071
Average interest rate	3.71%
Short-term investments (fixed rate)	$40,503	$2,484	—	—	—	$42,987	$42,667
Average interest rate	2.56%	3.46%

September 30, 2004	2005	2006	2007	2008	2009	Total	Fair Value

	(Dollars in thousands)
Cash equivalents (variable rate)	$25,483	—	—	—	—	$25,483	$25,483
Average interest rate	0.65%
Short-term investments (variable rate)	$24,370	—	—	—	—	$24,370	$24,370
Average interest rate	1.86%
Short-term investments (fixed rate)	$—	$34,488	—	—	—	$34,488	$34,302
Average interest rate		3.42%
      The fixed rate securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Photon Dynamics, Inc.
      We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the management of Photon Dynamics, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Photon Dynamics, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated December 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
Palo Alto, California
December 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Photon Dynamics, Inc.
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Photon Dynamics, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of a material weakness related to documentation, evaluation and communication of complex and unusual transactions, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria’). Photon Dynamics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of September 30, 2005:

A material weakness in the Company’s financial reporting process arising from not contemporaneously documenting and evaluating complex and unusual transactions of a material nature and communicating such evaluation to its Audit Committee on a timely basis. This material weakness results in more than a remote likelihood that a material misstatement to any of the Company’s significant financial statement accounts will not be prevented or detected in the annual or interim financial statements and this material weakness resulted in the restatement of the deferred margin and cost of revenue accounts in the Company’s unaudited interim financial statements for the third quarter of fiscal 2005.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s 2005 consolidated financial statements, and this report does not affect our report dated December 12, 2005 on those financial statements.

      In our opinion, management’s assessment that Photon Dynamics, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Photon Dynamics, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO control criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005 and our report dated December 12, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
December 12, 2005

PHOTON DYNAMICS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,288	$25,483
Short-term investments	72,738	58,672
Accounts receivable, net of allowance for doubtful accounts of $153 and $497, respectively	27,067	58,341
Inventories	32,545	31,716
Other current assets	3,932	4,536

Total current assets	156,570	178,748
Land, property and equipment, net	19,366	20,337
Other assets	4,390	3,909
Intangible assets, net	3,205	4,753
Goodwill	153	153

Total assets	$183,684	$207,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,005	$18,485
Warranty	5,346	6,194
Employee notes payable	490	667
Other current liabilities	8,128	9,564
Deferred gross margin	13,113	11,503

Total current liabilities	40,082	46,413
Other non-current liabilities	1,008	1,528
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding, as of September 30, 2005 and 2004, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized, 16,989,940 and 16,859,084 shares issued and outstanding, as of September 30, 2005 and 2004, respectively	287,765	285,790
Accumulated deficit	(145,489)	(126,178)
Accumulated other comprehensive income	318	347

Total shareholders’ equity	142,594	159,959

Total liabilities and shareholders’ equity	$183,684	$207,900

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except per share data)
Revenue	$125,813	$141,870	$67,196
Cost of revenue	82,732	83,969	44,071

Gross margin	43,081	57,901	23,125
Operating expenses:
Research and development	36,275	29,701	22,786
Selling, general and administrative	24,678	17,780	13,763
Restructuring charge	1,197	—	—
Goodwill impairment charge	—	665	10,010
Impairment of purchased intangibles	—	2,089	3,548
Impairment of fixed assets	637	234	—
Gain on sale of fixed assets	(93)	(427)	—
Acquired in-process research and development	—	210	2,474
Amortization of intangible assets	1,548	789	1,236

Total operating expenses	64,242	51,041	53,817
Income (loss) from operations	(21,161)	6,860	(30,692)
Interest income and other, net	2,218	4,802	2,968

Income (loss) from continuing operations before income taxes and discontinued operations	(18,943)	11,662	(27,724)
Provision for income taxes	624	577	56

Income (loss) from continuing operations before discontinued operations	(19,567)	11,085	(27,780)
Income (loss) from discontinued operations	256	(1,391)	(44,592)

Net income (loss)	$(19,311)	$9,694	$(72,372)

Income (loss) per share from continuing operations:
Basic	$(1.16)	$0.67	$(1.73)

Diluted	$(1.16)	$0.65	$(1.73)

Income (loss) per share from discontinued operations:
Basic	$0.02	$(0.08)	$(2.77)

Diluted	$0.02	$(0.08)	$(2.77)

Net income (loss) per share:
Basic	$(1.14)	$0.58	$(4.50)

Diluted	$(1.14)	$0.57	$(4.50)

Weighted average number of shares:
Basic	16,890	16,631	16,089
Diluted	16,890	17,087	16,089
See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and
	Capital in Excess of			Accumulated
	Par Value			Other
			Accumulated	Comprehensive
	Share	Amount	Deficit	Income	Total

	(In thousands)
Balances at September 30, 2002	16,717	$288,833	$(63,500)	$810	$226,143
Components of comprehensive loss:
Net loss	—	—	(72,372)	—	(72,372)
Change in unrealized gain on investments	—	—	—	(206)	(206)
Currency translation adjustments	—	—	—	(6)	(6)

Total comprehensive loss					(72,584)

Net issuance of common stock	576	7,898	—	—	7,898
Repurchase of common stock, net	(903)	(17,678)	—	—	(17,678)
Stock ownership expense	—	364	—	—	364

Balances at September 30, 2003	16,390	279,417	(135,872)	598	144,143
Components of comprehensive income:
Net income	—	—	9,694	—	9,694
Change in unrealized gain on investments	—	—	—	(377)	(377)
Currency translation adjustments	—	—	—	126	126

Total comprehensive income					9,443

Net issuance of common stock	469	6,167	—	—	6,167
Stock ownership expense	—	206	—	—	206

Balances at September 30, 2004	16,859	285,790	(126,178)	347	159,959
Components of comprehensive loss:
Net loss	—	—	(19,311)	—	(19,311)
Change in unrealized gain on investments	—	—	—	(138)	(138)
Currency translation adjustments	—	—	—	109	109

Total comprehensive loss					(19,340)

Net issuance of common stock	131	1,797	—	—	1,797
Tax benefits of stock option transactions	—	126	—	—	126
Stock ownership expense	—	52	—	—	52

Balances at September 30, 2005	16,990	$287,765	$(145,489)	$318	$142,594

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(19,567)	$11,085	$(27,780)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	5,037	2,898	3,119
Amortization of intangible assets	1,548	789	1,793
Acquired in process research and development	—	210	2,474
Impairment of goodwill	—	665	10,010
Impairment of purchased intangibles	—	2,089	3,548
Impairment of fixed assets	637	234	—
Loss on disposal of equipment	—	—	211
Stock ownership expense	52	206	364
Restructuring expense	171	—	—
Gain on sale of fixed assets	(93)	(427)	—
Accretion of non-interest bearing notes payable	64	17	—
Changes in assets and liabilities:
Accounts receivable	31,274	(48,074)	(4)
Inventories	(829)	(22,720)	993
Other current assets	(130)	1,553	1,498
Related party receivable	—	250	—
Other assets	536	(1,157)	(166)
Accounts payable	(5,475)	14,448	(4,167)
Other current liabilities	(999)	4,808	(647)
Deferred gross margin	1,610	8,764	2,717
Other liabilities	(91)	(49)	(684)

Net cash provided by (used in) operating activities from continuing operations	13,745	(24,411)	(6,721)
Net cash used in operating activities from discontinued operations	(640)	(1,434)	(12,635)

Net cash provided by (used in) operating activities	13,105	(25,845)	(19,356)

Cash flows from investing activities:
Purchase of property and equipment	(4,880)	(9,803)	(2,547)
Proceeds from sale of fixed assets	270	481	—
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	—	(300)	(20,000)
Acquisition of Quantum Composers, Inc.	—	(1,000)	—
Acquisition of Tucson Optical Research Corporation	—	(625)	—
Acquisition of Summit Imaging, Inc.	—	—	(1,676)
Acquisition of certain intangible assets upon termination of a distributor agreement	—	(1,138)	—
Purchase of short-term investments	(56,380)	(420,296)	(569,566)
Maturities and sales of short-term investments	42,175	459,411	615,759

Net cash provided by (used in) investing activities from continuing operations	(18,815)	26,730	21,970
Net cash used in investing activities from discontinued operations	—	—	(92)

Net cash provided by (used in) investing activities	(18,815)	26,730	21,878

Cash flows from financing activities:
Issuance of common stock, net	1,923	6,167	7,898
Repurchase of common stock	—	—	(17,678)
Repayment of short-term notes	(1,205)	—	—
Capital lease repayments	—	—	(11)

Net cash provided by (used in) financing activities from continuing operations	718	6,167	(9,791)

Net cash used in financing activities from discontinued operations	(313)	—	—

Net cash provided by (used in) financing activities	405	6,167	(9,791)

Effect of exchange rate changes on cash and cash equivalents	110	126	(6)

Net increase (decrease) in cash and cash equivalents from continuing operations	(4,242)	8,612	5,452
Net decrease in cash and cash equivalents from discontinued operations	(953)	(1,434)	(12,727)

Net increase (decrease) in cash and cash equivalents	(5,195)	7,178	(7,275)
Cash and cash equivalents at beginning of year	25,483	18,305	25,580

Cash and cash equivalents at end of year	$20,288	$25,483	$18,305

Supplemental cash flow disclosures:
Income taxes paid	$498	$59	$69
Interest paid	1	6	21
Supplemental non-cash financing and investing activities disclosure:
Assumed liabilities from acquisition of Rapid Thermal Processing Division from Intevac, Inc. assets	—	—	350
Assumed liabilities from acquisition of Summit Imaging, Inc. assets	—	—	15
Assumed liabilities from acquisition of Quantum Composers, Inc. assets	—	155	—
Note payable issued in acquisition of Quantum Composers, Inc. assets	—	2,000	—
Note payable issued in acquisition of TORC assets	—	625	—
See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies
      Description of Operations and Principles of Consolidation. Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) is a supplier of integrated yield management solutions for the flat panel display industry. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.
      Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“FAS 144”). Accordingly, in the consolidated statements of operations, the operating results of these former businesses have been classified as “Income (loss) from discontinued operations” for all periods presented. The cash flows from these businesses have been presented as “Net cash flows from discontinued operations” in the operating, investing and financing sections of the consolidated statements of cash flows.
      Management Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition, the calculation of the allowance for doubtful accounts, inventory write-downs and write-offs, warranty liabilities, impairment of goodwill and other acquired intangible assets, restructuring expenses and litigation and contingency assessments.
      Fair Value of Financial Instruments. The Company evaluates the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and/or estimation methodologies could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, employee notes payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items (see Note 7).
      Cash Equivalents and Short-Term Investments. Cash equivalents consist of highly liquid investments with insignificant interest rate risk and have original maturity dates of three months or less from the date of acquisition. Short-term investments consist of highly liquid investments with remaining maturities greater than three months from the date of acquisition. The Company classifies all securities as available-for-sale in accordance with the provisions of the Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). The cost and fair market value of short-term investments are based on the specific identification method. Securities classified as available-for-sale are reported at fair market value with the related unrealized gains or losses, net of tax, presented as a separate component of shareholders’ equity under the caption “Accumulated other comprehensive income.” All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dynamics reviews the appropriate valuation of its inventories on a quarterly basis. If actual demand were to decline below the Company’s forecasts, the Company may need to take additional inventory write-downs.
      Land, Property and Equipment. Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets which are thirty years for buildings, and three to five years for equipment and office furniture and fixtures. Leasehold improvements are amortized over the shorter of the life of the lease or the useful life of the related asset. Land is recorded at cost, and is not depreciated.
      Goodwill and Intangible Assets. The Company accounts for goodwill and other intangible assets resulting from its acquisitions in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the operating unit with recognized goodwill for the purposes of our financial statements, the Company made estimates and judgments about the future cash flows of that operating unit. The Company’s cash flow forecasts were based on assumptions that were consistent with the plans and estimates it was using to manage the underlying business. The Company also considers its market capitalization (adjusted for unallocated monetary assets such as cash, marketable debt securities and debt) in determining the fair value of the respective businesses.
      Intangible assets with finite lives and other long-lived assets are amortized over their estimated useful lives and subject to evaluation for impairment.
      Impairment of Long-Lived Assets. The Company reviews long-lived assets including intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, such as a significant industry downturn, significant decline in the market value of the company, or significant reductions in projected future cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In assessing the recoverability of long-lived assets, including intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In fiscal 2005, the Company incurred impairment charges totaling approximately $637,000, consisting primarily of test beds that had no future use, of which $382,000 related to the Company’s LTPS technology.
      Accumulated other comprehensive Income. Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“FAS 130”) requires that all items required to be recognized under accounting standards as components of comprehensive income, including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, be reported in the consolidated financial statements. As a result, the Company has reported comprehensive income (loss) within the accompanying Consolidated Statements of Shareholders’ Equity.
      Concentration of Credit and Other Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of available for sale securities, trade accounts receivable and, during the year ending September 30, 2003, derivative financial instruments, primarily foreign currency forward exchange contracts used to mitigate the effect of exchange rate changes.
      The Company invests excess cash not required for use in operations in securities that the Company believes bear minimal risk of loss. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s customers are located in Korea, Taiwan, Japan and China. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $19.3 million, $10.4 million and $276,000 of revenue that was recognized in fiscal 2005, 2004 and 2003, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. The Company believes its credit evaluation prior to shipment and subsequent monitoring of customer status mitigates its credit risk.
      Although the Company had no foreign currency exchange contracts outstanding as of September 30, 2005, these instruments have been used in the past to mitigate the impact of currency fluctuations on the Company’s income. The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. Photon Dynamics does not anticipate nonperformance by these counterparties.
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
      During fiscal year 2005 and 2004, the Company did not purchase any new foreign currency exchange contracts and had no outstanding foreign currency forward exchange contracts at September 30, 2005 or 2004. At September 30, 2003, the Company had foreign currency forward exchange contracts maturing throughout fiscal 2004 to sell $2.8 million in Japanese yen. See Note 7 for further information related to derivatives.
      Warranty. The Company’s warranty policy generally states that it will provide warranty coverage for a period of one year from final acceptance. The Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment upon product shipment, when the related revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue Recognition. Photon Dynamics derives revenue primarily from the sale and installation of equipment and spare part sales. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Persuasive evidence of an arrangement exists when a sales quotation outlining the terms and conditions of the arrangement has been issued to the customer and a purchase order has been received from the customer accepting the terms of the sales quotation and stating, at a minimum, the number of systems ordered and the value of the overall arrangement. For new products that have not been demonstrated to meet product specifications, 100% of revenue is deferred until customer acceptance.
      The Company accounts for certain of its product sales, as arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the lesser of the amount due and billable upon shipment and the difference between the total amount due at time of shipment and the allocated fair value of the undelivered elements, with the remaining amount recognized after installation and acceptance when the final amount becomes due. Installation and other services are not essential to the functionality of the products as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors. For new products that have not been demonstrated to meet product specifications, 100% of revenue is deferred until customer acceptance. The Company recognizes revenue from the sale of spare parts generally upon shipment.
      Through the second quarter of fiscal 2004, the Company sold its products in Japan through a value-added reseller. Terms and conditions of the Company’s sale of products to its value-added reseller were generally consistent with terms and conditions offered to other customers and title typically transferred to the value-added reseller upon shipment. The Company did not grant any rights of return, stock rotation or price protection for its product sales to its value-added reseller. Accordingly, sales transactions with the value-added reseller, consisting of $0, $6.0 million and $978,000 of revenue in fiscal 2005, 2004 and 2003, respectively, are recorded in accordance with the policy stated above.
      The Company has a policy to record a provision as necessary based on historical rates for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue.
      Shipping Costs. The Company’s shipping and handling costs are included under cost of sales for all periods presented. In those instances where the Company does bill for shipping and handling, the amounts billed are classified as revenue.
      Advertising. Advertising costs are expensed as incurred. Advertising expense was $56,000, $109,000 and $173,000 for fiscal 2005, 2004 and 2003, respectively.
      Research and Development Cost. Costs to develop the Company’s products, which include both hardware and software components are expensed as incurred. Software incorporated in the Company’s products is an integral part of the overall product design process and costs to develop software, which is deemed to be incidental, are not tracked separately. The Company does not currently sell or market any software product on a standalone basis.
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
      Earnings Per Share. Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants (see Note 10).
      Stock-Based Compensation Plans. The Company accounts for its stock-based employee compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting For Stock Issued to Employees” (“APB 25”) and related interpretations. The Company expenses option grants to consultants in accordance with Emerging Issue Task Force 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service” using the Black-Scholes valuation model.
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

	2005	2004	2003

Stock option plan:
Expected stock price volatility	0.69	0.83	0.93
Risk free interest rate	3.4%	2.33%	2.05%
Expected life of options (years)	5	6	5
Stock purchase plan:
Expected stock price volatility	0.80	0.96	0.90
Risk free interest rate	1.70%	2.13%	2.19%
Expected life of plan (years)	1.6	2.0	0.9
      For purposes of pro forma disclosures required by FAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method. The Company’s pro forma information for the years ended September 30, 2005, 2004 and 2003 is as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands, except per share data)
Net income (loss) — as reported	$(19,311)	$9,694	$(72,372)
Plus: stock based employee compensation expense included in reported net income	—	—	364
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(9,534)	(7,532)	(6,619)

Net income (loss) — pro forma	$(28,845)	$2,162	$(78,627)

Basic net income (loss) per share — as reported	$(1.14)	$0.58	$(4.50)
Diluted net income (loss) per share — as reported	$(1.14)	$0.57	$(4.50)
Basic net income (loss) per share — pro forma	$(1.71)	$0.13	$(4.89)
Diluted net income (loss) per share — pro forma	$(1.71)	$0.13	$(4.89)

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 1, 2005, the Company’s Board of Directors approved the accelerated and full vesting of all unvested outstanding stock options to purchase shares of common stock of Photon Dynamics, Inc. that were held by current employees, including executive officers, but excluding non-employee members of the Company’s Board of Directors, that had an exercise price greater than $25.00 issued under the Company’s Amended and Restated 1995 Stock Option Plan and 2001 Equity Incentive Plan. Options to purchase 340,718 shares were subject to this acceleration, which was effective as of September 1, 2005. The decision to accelerate the vesting of these options was made primarily to reduce future financial impact to the Company’s results of operations, since after analysis it was determined that the retention value of the underwater options was relatively small compared to the income charge to continue vesting these options following the adoption of Financial Accounting Standards Board Statement No. 123 “Share Based Payment (revised 2004),” (“SFAS123R”) by the Company on October 1, 2005.
      Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation to be recognized in the Company’s Consolidated statement of operations as these unvested stock options had no intrinsic value. The effect of the vesting acceleration was the recognition of incremental additional stock-based employee compensation of approximately $3.6 million in the quarter ended September 30, 2005, which is reflected in the Company’s fiscal 2005 pro-forma disclosure, above. This stock-based employee compensation expense amount would otherwise in part have been recognized in the Company’s consolidated statement of operations in future periods after the adoption of SFAS123R in the first quarter of fiscal 2006.
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
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company has not yet determined the impact the adoption of SFAS No. 151 would have on the Company’s consolidated results of operations, financial position or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(FSP FAS 109-2”). The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company has analyzed this provision and has concluded that it is not beneficial to pursue the repatriation under this Act as of September 30, 2005.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123R is effective beginning in our first quarter of fiscal 2006. The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and plans to adopt using the modified prospective method. The adoption of SFAS No. 123R will have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows. However, uncertainties, including the Company’s future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 1, above. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by the Company’s acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in Note 1, above.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Financial Statement Components

	September 30,

	2005	2004

	(In thousands)
Balance Sheet
Inventories:
Raw materials	$12,476	$15,529
Work-in-process	19,327	15,046
Finished goods	742	1,141

Total	$32,545	$31,716

Land, property and equipment:
Land and building	$7,056	$7,299
Equipment	17,380	17,647
Office furniture and fixtures	3,102	3,057
Leasehold improvements	8,401	8,934

	35,939	36,937
Less: accumulated depreciation and amortization	(16,573)	(16,600)

Total(1)	$19,366	$20,337

Other current liabilities:
Compensation	$3,838	$3,984
Commissions	295	197
Obligation to a manufacturing subcontractor in connection with inventory purchases	—	623
Accrued closing costs associated with discontinued operations	40	449
Notes Payable (Note 14)	—	519
Other accrued expenses	3,955	3,792

Total	$8,128	$9,564

Deferred gross margin:
Deferred system sales	$25,481	$16,536
Deferred cost of revenue related to system sales	(12,368)	(5,033)

Total	$13,113	$11,503

Other non-current liabilities:
Long-term portion of notes payable	$966	$1,407
Other non-current liabilities	42	121

Total	$1,008	$1,528

Accumulated other comprehensive income
Foreign currency translation adjustments	$643	$533
Unrealized losses on available for sale securities	(325)	(186)

Total	$318	$347

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Statements of Operations
Interest income and other, net
Interest income	$2,187	$1,508	$2,548
Interest expense	(74)	(25)	(11)
Foreign exchange gain (loss)	356	(90)	(425)
Other(2)	(251)	3,409	856

Total	$2,218	$4,802	$2,968

(1)	In fiscal 2005, the Company disposed of certain fully depreciated assets.

(2)	In fiscal 2004, the Company recorded a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004.

Note 3 —	Discontinued Operations

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
      The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Revenue	$—	$83	$4,320
Cost of revenue	(126)	—	11,661

Gross margin	126	83	(7,341)

Operating expenses:
Research and development	—	21	3,695
Selling, general and administrative	182	1,624	6,827
Goodwill impairment charge	—	—	15,083
Impairment of purchased intangibles and fixed assets	—	—	5,445
Amortization of intangible assets	—	—	195

Total operating expenses	182	1,645	31,245

Loss from discontinued operations	$(56)	$(1,562)	$(38,586)

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The loss from discontinued operations for the year ended September 30, 2005, includes approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations, approximately $113,000 of accruals for legal expenses related to the Amtower v Photon Dynamics Inc. lawsuit (See Note 11), and approximately $75,000 in other expenses, primarily legal and administrative expenditures.
      The loss from discontinued operations for the year ended September 30, 2004, includes litigation costs of approximately $1.5 million for settlement of prior inventory purchase commitments, the settlement of the Thomason v. Photon Dynamics lawsuit and the legal expenses incurred as part of the settlement.
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
      The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	September 30,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Other current assets	$175	$175

Total current assets	175	175
Other assets
Other non-current assets	1,016	733

Total assets	$1,191	$908

LIABILITIES
Current liabilities:
Accounts payable	$—	$5
Other current liabilities	579	707

Total current liabilities	579	712
Other liabilities	42	113

Total liabilities	$621	$825

      At September 30, 2005 assets include a receivable of approximately $1.0 million against shares that are being held in escrow related to the IRSI acquisition and $175,000 in security deposits on various leases. An aggregate of 57,195 shares of Photon Dynamics, Inc. common stock, issued in July 2001 as part of a share purchase agreement with Intelligent Reasoning Systems, Inc. (“IRSI”), continue to be held in an escrow account pending resolution of the Company’s claim against the escrow related to the Austin facility lease. The

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is obligated to make lease payments on this facility through December 2006, and under the acquisition agreement can be indemnified for a portion of such payments.
      At September 30, 2005 liabilities include approximately $79,000 related to current operating lease obligations, approximately $300,000 related to accrued legal costs for the Amtower v Photon Dynamics Inc. lawsuit (See Note 11) and approximately $200,000 related to potential vendor obligations. Other liabilities of approximately $42,000 relate entirely to non-current operating lease obligations. Lease obligations are to be paid out through December 2006.
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

	One-Time
	Termination	Other
	Benefits	Costs	Total

	(In thousands)
Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(447)	(1,061)
Adjustments to the liability	(82)	(342)	(424)

Balance at September 30, 2004	—	537	537
Cash expenditures	—	(205)	(205)
Adjustments to the liability	—	(132)	(132)

Balance at September 30, 2005	$—	$200	$200

      In March of 2005, the Company settled certain vendor obligations for $205,000 and reversed $132,000 of remaining accrual related to those obligations. The balance of $200,000 remaining at September 30, 2005, consists primarily of potential vendor obligations that the Company is currently negotiating.

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Revenue	$—	$—	$2,412
Cost of revenue	(150)	—	4,393

Gross margin	150	—	(1,981)

Operating expenses:
Research and development	—	—	701
Selling, general and administrative	(162)	38	2,533
Impairment of purchased intangibles and fixed assets	—	—	791
Gain on sale of fixed assets	—	(209)	—

Total operating expenses	(162)	(171)	4,025

Income (loss) from discontinued operations	$312	$171	$(6,006)

      The income from discontinued operations for the year ended September 30, 2005, includes approximately $288,000 for the reduction in certain reserves, including $143,000 related to warranty provisions and approximately $145,000 related to lease obligations settled at amounts less than originally estimated.
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
      The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	September 30,

	2005	2004

	(In thousands)
Other current liabilities	$74	$797

      At September 30, 2005 other current liabilities include approximately $35,000 related to warranty obligations and approximately $40,000 related to operating lease obligations. Lease obligations are to be paid out through October of 2007.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

		(In thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,116)	(322)	(61)	(1,499)
Adjustments to the liability	—	—	50	50

Balance of liability at September 30, 2004	—	449	—	449
Cash expenditures	—	(71)	—	(71)
Adjustments to the liability	—	(304)	—	(304)

Balance of liability at September 30, 2005	$—	$74	$—	$74

      In April of 2005, the Company entered into a sublease agreement in connection with the closing of its facilities in Canada, and, as a result, reduced its liability by approximately $145,000 for the difference in the estimate of sublease income. In September 2005, the Company adjusted the warranty liability by approximately $143,000 to reflect expected remaining estimated warranty amounts. The remaining warranty will be amortized over the remaining warranty period. Future minimum lease payments net of sublease income, due by fiscal year are approximately: $16,000, $16,000 and $8,000 in fiscal 2006, 2007 and 2008, respectively.

Note 4 —	Acquisitions and Dispositions

Year ended September 30, 2004 dispositions
      In May 2004, the Company sold all of its assets in Korea related to its TFT-LCD Backlight Inverter business to WOOYOUNG CO. LTD for approximately $481,000. The assets included inventory and production equipment for which the Company had previously recorded impairment charges, intellectual property and certain employees related to the inverter business. For the year ended September 30, 2004, the Company recorded a gain on the transaction of approximately $419,000, which is included in “Operating income” in the Consolidated Statements of Operations.

Year ended September 30, 2004 acquisitions
      In June 2004, the Company acquired all of the assets of Quantum Composers, Inc., related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair (the “Quantum Assets”). Quantum Composers designed and sold pulse generator and laser diagnostic systems and provided contract engineering and system design services to the laser industry. The purchase price was approximately $3.0 million, of which the Company paid $1.0 million up front and issued $2.0 million of non- interest bearing notes payable, due through June of 2007. In addition, the Company assumed approximately $156,000 of liabilities and incurred approximately $56,000 in acquisition-related expenses, consisting primarily of consulting, legal and accounting fees. The identifiable tangible assets acquired consisted primarily of inventory.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Purchase Price Allocation and Pro Forma Information
      The acquisitions of TORC Assets, Quantum Assets, Summit Assets, and RTP Assets were accounted for under the purchase method of accounting. The purchase prices were allocated by management to the assets acquired and liabilities assumed taking into account an third-party appraisal of their respective fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The value of the non-compete agreements was valued at the cash paid up front and the present value of the non-interest payments on the notes issued. The value attributed to the RTP backlog was related to purchase orders that had been received prior to the close of the acquisition, determined as the expected discounted cash flow resulting from the revenue related to the shipment of such orders, less normal profit margins.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company applied discount factors to the projected cash flows of the acquired technology in order to determine the present value, based on discount rates with inherent risk and expected growth of the developed, core and in-process technologies. The discount rates used for the developed, core and in-process technologies for each acquisition were as follows:

	TORC	Quantum	Summit	RTP
	Assets	Assets	Assets	Assets

Developed technology	—	25%	—	15%
Core technology	25%	25%	50%	20%
In-process technology	—	30%	60%	25%
      A summary of the allocation of the purchase prices is as follows:

	TORC	Quantum	Summit	RTP
	Assets	Assets	Assets	Assets

	(In thousands)
Acquired core technology	$1,144	$699	$565	$3,764
Acquired developed technology	—	1,006	—	2,673
Backlog	—	—	—	557
Acquired in-process research and development	—	210	625	1,849
Non-compete agreement	—	769	199	—
Goodwill	—	—	106	7,386
Net fair value of acquired tangible assets and assumed liabilities	114	397	163	2,621

Total	$1,258	$3,081	$1,658	$18,850

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following pro forma information presents the results of continuing operations of the Company for the fiscal years ended September 30, 2004 and 2003 as if TORC Assets, Quantum Assets, Summit Assets and RTP Assets had been acquired as of the beginning of the fiscal year of acquisition and the immediately preceding period. The Company’s results of operations for the fiscal year ended September 30, 2005 includes the post-acquisition results of all purchased Assets. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future.
      The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development, which resulted directly from these transactions. The unaudited pro forma information is as follows:

	Year Ended
	September 30,

	2004	2003

	(Unaudited)
	(In thousands, except
	per share data)
Total revenue	$146,412	$71,734
Income (loss) from operations	8,095	(26,922)
Net income (loss) from continuing operations	12,320	(24,010)
Pro forma income (loss) per share from operations:
Basic	$0.49	$(1.67)
Diluted	$0.47	$(1.67)
Pro forma income (loss) per share from continuing operations:
Basic	$0.74	$(1.49)
Diluted	$0.72	$(1.49)

Note 5 —	Goodwill and Other Purchased Intangible Assets

Goodwill
      Changes in the carrying amount of goodwill for the years ended September 30, 2005 and 2004 are as follows:

Total

(In thousands)
Balance as of September 30, 2003	$518
Adjustments to goodwill, net	300
Goodwill impairment charge	(665)

Balance as of September 30, 2004	153
Adjustments to goodwill, net	—
Goodwill impairment charge	—

Balance as of September 30, 2005	$153

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2002, as part of the acquisition of the RTP Assets, $2.0 million was placed into escrow to be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period. In September 2003, the Company filed a claim against the escrow for the full $2.0 million. In October 2003, the Company received $1.7 million on its claim against the $2.0 million escrow related to the RTP Asset purchase from Intevac. The claim for the remaining $300,000 was resolved in favor of Intevac. Because the Company had written off all goodwill resulting from the acquisition of the RTP Assets, the $300,000 resolved in favor of Intevac resulted in an adjustment to record additional goodwill, which was deemed to be impaired due to continuing deterioration in business conditions during the three month period ended December 31, 2003.
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
      In accordance with FAS 142 and FAS 144, these fiscal 2004 impairment charges established new cost bases for the remaining goodwill assets.
      Goodwill as of September 30, 2005 relates entirely to the Company’s purchase of assets from Summit Imaging.

Intangible Assets
      Information regarding the Company’s intangible assets is as follows:

	Developed	Core	License	Non Compete
	Technology	Technology	Agreement	Contract	Total

	(In thousands)
Balance as of September 30, 2003	$655	$2,082	$—	$157	$2,894
Acquired during the period	987	1,843	1,138	770	4,738
Amortization during the period included in continuing operations	(221)	(219)	(190)	(160)	(790)
Impairment of purchased intangibles included in continuing operations	(589)	(1,500)	—	—	(2,089)

Balance as of September 30, 2004	832	2,206	948	767	4,753
Amortization during the period included in continuing operations	(152)	(700)	(378)	(318)	(1,548)

Balance as of September 30, 2005	$680	$1,506	$570	$449	$3,205

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
spares inventory and $1.1 million for the aforementioned intellectual property rights and other intangible assets. These intangible assets are being amortized over three years, beginning in April 2004.
      During the three months ended December 31, 2003, the Company recorded impairment charges of approximately $2.1 million related to the remaining portion of the acquired developed technology and core technology related to the Akcron and RTP reporting units. These impairment charges were a result of the continuing softness in the inverter market and increasing uncertainty surrounding LTPS technology since September 30, 2003. These charges have been reflected in the results of operations in the quarter ended December 31, 2003.
      In accordance with FAS 142 and FAS 144, these fiscal 2004 impairment charges established new cost basis for the remaining intangible assets.
      Future estimated amortization expense relating to intangible assets at September 30, 2005 is approximately $1.5 million, $1.2 million and $558,000 in fiscal 2006 through 2008, respectively.
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
      The restructuring plan included reducing its workforce and closing its Markham, Canada location. Management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting up to 32 employees would take place in three phases through March 31, 2006. Certain of these employees were offered permanent employment elsewhere in the Company and those that accepted were provided with certain relocation benefits in lieu of severance benefits. All 32 of the affected employees were notified of their termination and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits they were entitled to receive.
      The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter, which was comprised of approximately $430,000 for employee severance and related benefits and approximately $246,000 related to contract termination costs associated with excess facilities. These charges are reflected in “Restructuring charges” in the Company’s Consolidated Statements of Operations. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through October 2007, net of a sublease agreement the Company entered into in April 2005 and to costs associated with the book value of leasehold improvements. The Company recorded an additional restructuring charge of approximately $521,000 during its fourth quarter which represent the fourth quarter share of the ratable charges for future employee severance and related retention benefits to be paid in future periods.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total

	(In thousands)
Inception of liability	$430	$246	$676
Cash payments	(526)	(21)	(547)
Costs incurred and charged to expense	521	—	521
Adjustments to the liability	24	(166)	(142)

Balance at September 30, 2005	$449	$59	$508

      As of September 30, 2005, the remaining liability of approximately $508,000 is reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets. Adjustments to the liability represents the write-off of leasehold improvements and currency translation effects on the liability.
      Additional restructuring charges for employee severance and related benefits will be ratably expensed over the related service periods through March of 2006; and, as such, the Company expects additional restructuring charges of approximately $140,000 in both its first and second fiscal quarters of fiscal 2006. Management expects to settle all employee severance and benefits by the end of the third quarter of fiscal 2006.

Note 7 —	Financial Instruments

Cash Equivalents and Short Term Investments
      The Company’s cash equivalents at September 30, 2005 consist of money market accounts.
      The amortized costs and estimated fair value of securities available-for-sale, by type, as of September 30, 2005 and 2004 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
September 30, 2005
Auction rate preferred securities	$30,075	$—	$(4)	$30,071
Mortgage-backed securities	21,769	—	(164)	21,605
Commercial paper and corporate debt securities	21,218	—	(156)	21,062

Amounts included in short-term investments	$73,062	$—	$(324)	$72,738

September 30, 2004
Auction rate preferred securities	$24,370	$—	$—	$24,370
Commercial paper and corporate debt securities	34,488	—	(186)	34,302

Amounts included in short-term investments	$58,858	$—	$(186)	$58,672

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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and gross unrealized losses of the Company’s investments, aggregated by investment instrument and unrealized loss position at September 30, 2005:

	Total in a Loss
	Position(1)

		Gross
		Unrealized
	FMV	Losses

	(In thousands)
U.S. government and agency securities	$22,601	$(168)
Asset-backed securities	13,500	(106)
Municipal bonds	7,543	(50)

Total	$43,644	$(324)

(1)	Of the total gross unrealized losses, approximately $177,000 of gross unrealized losses relates primarily to governmental debt and asset backed securities with a fair value of $21.9 million that have been in a loss position for 12 months or more.
      The contractual maturities of debt securities classified as available-for-sale as of September 30, 2005, regardless of the consolidated balance sheet classification, are as follows:

		Estimated
	Cost	Fair Value

	(In thousands)
Due within one year	$65,077	$64,786
Due after one year through five years	7,985	7,952

Total cost and estimated fair values	$73,062	$72,738

      Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Net realized gains and losses for the years ended September 30, 2005, 2004 and 2003 were not material to the Company’s financial position or results of operations and have been included in “Interest income and other, net” in the Consolidated Statements of Operations in the respective period.

Derivative Financial Instruments
      Under its foreign currency risk management strategy, the Company may, from time to time, utilize derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s international sales are primarily denominated in U.S. dollars although approximately $19.3 million, $10.4 million and $276,000 of revenue that was recognized in fiscal 2005, 2004 and 2003, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. The Company records the mark-to-market change in fair value of its derivative instruments within “Other current liabilities” in the Company’s Consolidated Balance Sheet. The Company did not have any foreign currency forward exchange sales contracts at September 30, 2005 or 2004. At September 30, 2003, the Company had foreign currency forward exchange contracts maturing throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. The Company did not qualify these forward sales contract as hedging instruments, as defined by FAS 133, and, as such, recorded the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Consolidated Statements of Operations. The Company recorded a net gain of approximately $208,000 from changes in fair values of these foreign currency exchange contracts in fiscal year 2004, and a net loss of $208,000 in fiscal 2003. This net gain (loss) is included in “Interest income and other, net” in the Consolidated Statements of Operations.

Note 8 —	Income Taxes
      The provision for income taxes related to continuing operations consists of the following:

	Year Ended
	September 30,

	2005	2004	2003

	(In thousands)
Current:
Federal	$23	$164	$—
State	8	3	—
Foreign	678	410	56
Deferred:
Foreign	(85)	—	—

Provision for income taxes	$624	$577	$56

      Income (loss) before income taxes related to continuing operations consists of the following:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Domestic	$(26,965)	$17,490	$(17,848)
Foreign	8,053	(5,828)	(9,876)

Income (loss) before income taxes	$(18,912)	$11,662	$(27,724)

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of the Company’s deferred income tax assets are as follows:

	September 30,

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,954	$32,385
Research credit carryforwards	9,528	9,805
Canadian research and development expenditures	9,242	3,722
Purchased intangibles	3,083	696
Inventory write-downs	4,229	3,244
Depreciation	2,591	1,572
Allowance for doubtful accounts	58	202
Expenses not currently deductible	4,327	5,374
Deferred revenue	7,210	7,173

Total deferred tax assets	72,222	64,173
Valuation allowance	(72,137)	(64,173)

Net deferred tax assets	85	—
Deferred tax liabilities	—	—

Total net deferred tax assets	$85	$—

      Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      The valuation allowance increased by approximately $8.0 million in fiscal 2005 and increased by approximately $0.4 million in fiscal 2004. As of September 30, 2005, approximately $14 million of the valuation allowance is related to the benefits attributable to stock option deductions which will be credited to paid-in capital when realized.
      As of September 30, 2005, the Company has federal and state net operating loss carryforwards of approximately $79.8 million and $11.0 million, respectively. The federal net operating loss carryforwards will begin expiring in fiscal year 2021 if not utilized. The state net operating loss carryforwards will expire at various times beginning in fiscal year 2012 if not utilized. The Company also has federal and state research and development tax credit carryforwards of $6 million and $3.2 million, respectively. The federal credits will begin expiring in fiscal year 2006 and will continue to expire on an annual basis through fiscal year 2025 if not utilized. The state credits have an indefinite carryforward period.
      The Company has cumulative foreign loss carryforwards for Canadian income tax purposes of approximately $4.3 million. These foreign loss carryforwards will begin expiring in fiscal year 2006 and will continue to expire through 2012 if not utilized.
      The Company has cumulative Canadian scientific research and development expenditures (“SR&D”) available for deduction in future years of approximately of $14 million. These deductible SR&D can be carried forward to reduce future Canadian taxable income indefinitely. The Company also has SR&D credit carryforwards of $3.6 million, which will begin expiring in fiscal year 2006 and will continue to expire on an annual basis through fiscal year 2015.

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
      The American Jobs Creation Act of 2004 provides for a special one time benefit relating to the repatriation of certain foreign earnings. The Company has analyzed this provision and has concluded that it is not beneficial to pursue the repatriation under this Act as of September 30, 2005.
      The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Expected provision (benefit) at federal statutory rate	$(6,540)	$3,594	$(9,723)
Foreign income taxes	593	410	56
Losses (benefited)/not benefited — discontinued operations	—	—	(18,171)
Losses (benefited)/not benefited	6,555	(3,428)	26,993
Other individually immaterial items	16	1	901

Provision for income taxes	$624	$577	$56

Note 9 —	Shareholders’ Equity and Employee Benefits
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
      Stock Option Plans. Under the Company’s stock option plans approved in 2005, 1995 and 2001 the Board of Directors may, at its discretion, grant incentive or non-qualified stock options to employees, officers, directors and consultants at prices no less than 100% of the fair market value of shares at the date of grant. The plans also permit the grant of stock bonus awards to qualified individuals. Options generally vest over a period of 50 months commencing from the date of grant and expire ten years after the options are granted.
      The Company’s 1995 Amended and Restated Stock Option Plan expired in November of 2005, while the 1995 Employee Stock Purchase Plan expired in July 2005. On March 7, 2005, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved the Company’s 2005 Equity Incentive Plan, 2005 Employee Stock Purchase Plan and 2005 Non-Employee Directors’ Stock Option Plan. The 2005 Equity Incentive Plan is an amendment and restatement of Photon Dynamics’ 2001 Equity Incentive Plan and has a total of 1,450,000 shares of Common stock reserved for issuance, including 650,000 shares of Common Stock that were reserved for issuance under the 2001 Plan. The 2005 Employee Stock Purchase Plan has a total of

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1,000,000 shares of Common Stock reserved for issuance. The 2005 Non-Employee Directors’ Stock Option Plan has a total of 400,000 shares of Common Stock reserved for issuance.
      The activity under the option plans, combined, is as follows:

	Available	Options	Weighted-Average
	for Grant	Outstanding	Exercise Price

Balances at September 30, 2002	343,484	2,226,823	$23.11
Additional shares reserved	400,000	—	—
Options granted	(789,083)	789,083	21.20
Options canceled/expired	770,746	(786,231)	14.25
Options exercised	—	(479,037)	28.73

Balances at September 30, 2003	725,147	1,750,638	22.14
Additional shares reserved	400,000	—	—
Options granted	(618,550)	618,550	31.72
Options canceled/expired	352,407	(352,407)	13.27
Options exercised	—	(384,572)	22.74

Balances at September 30, 2004	859,004	1,632,209	27.73
Additional shares reserved	1,200,000	—	—
Options granted	(797,800)	797,800	19.37
Options canceled/expired	402,104	(399,144)	28.89
Options exercised	—	(84,591)	13.59

Balances at September 30, 2005	1,663,308	1,946,274	$24.64

      The following table summarizes information about stock options outstanding as of September 30, 2005:

	Options Outstanding			Options Vested and Exercisable

	Number of Shares	Weighted-Average	Weighted-Average		Weighted-Average
	Outstanding at	Remaining	Exercise Price at	Number	Exercise Price at
	September 30,	Contract Life	September 30,	Vested and	September 30,
Range of Exercise Price	2005	(In years)	2005	Exercisable	2005

$ 3.00 - $17.36	311,480	7.19	$15.11	178,166	$13.43
17.75 - 18.41	196,624	7.29	18.09	126,602	18.05
19.50 - 19.50	314,500	9.92	19.50	14,650	19.50
19.68 - 24.43	215,906	7.96	22.85	96,703	22.55
25.63 - 27.58	316,440	7.74	26.65	316,440	26.65
27.83 - 29.91	264,064	7.88	29.33	264,064	29.33
31.11 - 37.14	198,780	7.82	32.55	198,780	32.56
38.50 - 59.00	128,480	6.20	46.46	128,480	46.53

$ 3.00 - $59.00	1,946,274	7.91	$24.64	1,323,885	$26.97

      The weighted average fair value of options granted in fiscal 2005, 2004 and 2003 was $12.39, $21.63 and $15.14, respectively. Options exercisable were 1,323,885, 778,627 and 769,177 as of September 30, 2005, 2004 and 2003, respectively.
      Employee Purchase Plan. The Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their base earnings, through accumulated payroll deductions, toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the purchase date. In fiscal 2005, 2004 and 2003, employees purchased 47,188, 84,785 and 96,601 shares, respectively. At September 30, 2005, 1,000,000 shares were reserved and available for issuance under the plan. The weighted-average fair value of shares issued in fiscal 2005, 2004 and 2003 was $13.70, $15.80 and $11.41 respectively.
      Other Employee Benefits Plans. The Company has a retirement savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. In fiscal 2005, 2004 and 2003, the Company matched 50% on the first 7% up to $3,500 per year of an eligible employee’s contribution. The total charge to operations under the 401(k) program was approximately $469,000, $411,000 and $282,000 in fiscal 2005, 2004 and 2003, respectively.
      Stock Ownership Expense. During fiscal 2005 and 2004, the Company recorded approximately $52,000 and $206,000 in stock ownership expense related to options granted to a member of its Board of Directors for consulting services (see Note 13). The fair value of these options was computed using the Black-Scholes option-pricing model. The Options are subject to variable accounting and will be revalued until they are fully vested and exercised.
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
      Shares Reserved. The Company has reserved shares of common stock for future issuance as follows:

September 30,
2005

Stock options outstanding	1,946,274
Stock options, available for grant	1,663,308
Shares for employee stock purchase plan	1,000,000
Exchange shares for previous acquisitions	32,699

Total	4,642,281

Note 10 —	Net Income (Loss) Per Share
      Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive potential common shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended September 30,

	2005	2004		2003

	(In thousand, except per share data)
Numerator:
Net income (loss) from continuing operations before discontinued operations	$(19,567)	$11,085		$(27,780)
Net income (loss) from discontinued operations	256	(1,391)		(44,592)

Net income (loss)	$(19,311)	$9,694		$(72,372)

Denominator:
Weighted average shares for basic net income (loss) per share	16,890	16,631		16,089
Effect of dilutive securities: Employee stock options	— (1)	456		— (1)

Weighted average shares for diluted net income per share	16,890	17,087		16,089

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(1.16)	$0.67		$(1.73)
Net income (loss) from discontinued operations	0.02	(0.08)		(2.77)

Net income (loss) per share	$(1.14)	$0.58		$(4.50)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(1.16)	$0.65		$(1.73)
Net income (loss) from discontinued operations	0.02	(0.08	)(2)	(2.77)

Net income (loss) per share	$(1.14)	$0.57		$(4.50)

(1)	The effect of dilutive securities from employee stock options and warrants to purchase 124,060 and 479,000 shares at September 30, 2005 and 2003, respectively, was not included in the computation of diluted earnings per share as the effect is antidilutive due to net losses.

(2)	In accordance with Statement of Accounting Standards No. 128 “Earnings Per Share,” the Company included the effect of dilutive securities from employee stock options and warrants to purchase 456,000 shares in its calculation of 2004 diluted net loss from discontinued operations.
      At September 30, 2005, 2004 and 2003, options to purchase 1,203,202, 243,000 and 982,000 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.

Note 11 —	Commitments and Contingencies

Facilities
      In August 2003, the Company signed a lease agreement for a 128,520 square-foot building in San Jose, California into which it consolidated its San Jose facilities in the second quarter of fiscal 2004. The lease on the prior San Jose location terminated concurrently with the inception date of the new lease. The new facility is leased under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods. In fiscal 2002, the Company renewed the lease on its Markham, Ontario (Canada) facilities under a non-cancelable operating lease that expires in fiscal 2007. As part of restructuring

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plan to relocate all activities in its Markham, Canada location (See Note 6), the Company sublet the Markham facilities through the remaining lease term. Concurrently, the Company leased a smaller research and development facility in Markham through March 2006. The Company leases its Austin, Texas facility under a non-cancelable operating lease that expires in fiscal 2006. The Company also leases office facilities in various foreign locations under non-cancelable operating leases that range in terms from one to two years. The Company also leases equipment under operating leases.
      Total rent expense under all operating leases was approximately $2.9, million, $2.4 million and $1.8 million for the years ended September 30, 2005, 2004 and 2003, respectively.
      Future minimum lease commitments under operating leases at September 30, 2005, net of expected sublease income, are approximately $3.6 million, $3.1 million, $2.7 million, $2.6 million, and $2.7 million in fiscal 2006 through 2010, respectively. Expected sublease income is approximately $141,000, $35,000 and $0 in fiscal 2006 through 2008, respectively.

Line of Credit
      In March 2000, the Company entered into a bank line of credit (“line of credit”) which had an initial term of one year. The Company has renegotiated the line of credit on an annual basis and currently has a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime with an original expiration of October 2005. As of December 1, 2005, the Company renewed its line of credit with its bank, with terms substantially the same as the original and extended through October 16, 2006. The line of credit is secured by substantially all of the Company’s assets and contains certain financial and other covenants. At September 30, 2005 and 2004, no amounts were outstanding under the line of credit.

Purchase Agreements
      The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open purchase commitments were $33.8 million as of September 30, 2005, including cancelable purchase commitments.

Retention Bonus
      The Company entered into an agreement with certain key employees of Summit Imaging, Inc. whereby the Company will pay incentive bonuses to retain the identified employees. The agreement provides for a total bonus payment of $1.5 million, to be paid out in four annual installments beginning on April 1, 2004. In August of 2004, the Company entered into separation agreements with these employees. The agreement contains contingent provisions for the original bonus to continue to be paid. As of September 30, 2005 and 2004, the Company had accrued approximately $375,000 and $188,000, respectively, through charges to earnings which is included in “Other current liabilities” in the financial statements.
      The Company entered into an agreement with certain key employees of Quantum Composers, Inc. whereby the Company will pay incentive bonuses to retain the identified employees. The agreement provides for a total bonus payment of $398,000, to be paid out in equal quarterly installments beginning in September 2004. As of September 30, 2005 and 2004, the Company had accrued approximately $0 and $71,000, respectively, through charges to earnings which is included in “Other current liabilities” in the financial statements.
      The Company entered into an agreement with certain key employees of Tucson Optical Research Corporation whereby the Company will pay incentive bonuses to retain the identified employees. The agreement provides for a total bonus payment of $200,000, to be paid out in four equal quarterly installments

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning in November 2004. As of September 30, 2005 and 2004, the Company had accrued approximately $8,000 and $11,000, respectively, through charges to earnings which is included in “Other current liabilities” in the financial statements.

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
      Changes in the Company’s product liability during fiscal 2005 and 2004 were as follows:

	Fiscal	Fiscal
	2005	2004

	(In thousands)
Beginning balance	$6,194	$2,363
Estimated warranty cost of new shipments during the period	4,770	6,744
Warranty charges during the period	(4,651)	(4,588)
Changes in liability for pre-existing warranties, including expirations	(967)	1,675

Ending balance	$5,346	$6,194

Legal Proceedings
      The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages in excess of $8 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 2, 2005, the Court denied defendant’s motion for summary judgment. The trial of this case is scheduled to being on January 17, 2006. The Company believes the plaintiff’s case is without merit and it intends to defend this action vigorously. The Company cannot predict the outcome of this litigation and no provision or liability has been recorded in the accompanying condensed consolidated financial statement should the outcome of this matter be adverse to the Company. The Company believes that an adverse judgment in this litigation could be material and could have an adverse effect on the Company’s financial condition, results of operations and cash flows.
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

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$622,000, for managements’ estimates of the amount owed upon termination of its relationship with Sanmina SCI. The difference between the $778,000 additional liability arising from the settlement and the value assigned to the inventory received was recorded as a charge to Cost of revenue of approximately $278,000 and as a recovery of approximately $132,000 in discontinued operations.
      Photon Dynamics is subject to certain other legal proceedings and claims that have arisen from time to time in the ordinary course of business and have not been fully adjudicated. Additionally, the Company in the ordinary course of business may potentially be subject to future legal proceedings that could, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses in each of the aforementioned matters and it is vigorously contesting each of these matters.

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
      The Company sells its products for the flat panel display industry directly to customers in Korea, Taiwan, China and Japan. The Company also, on a limited basis, sold in Japan through a value-added distributor, Ishikawajima-Harima Heavy Industries Co., Ltd. (“IHI”). For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.
      The following is a summary of revenue by geographic area based on location where the product was shipped:

	Year Ended
	September 30,

	2005	2004	2003

	(In thousands)
Revenue:
Korea	$41,474	$68,450	$47,024
Taiwan	53,159	60,793	19,125
Japan	17,044	11,017	1,047
China	14,136	1,610	—

Total	$125,813	$141,870	$67,196

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of revenue by product line:

	Year Ended September 30,

	2005	2004	2003

	(Percent of total revenue)
Revenue:
ArrayCheckertm	60%	75%	81%
ArraySavertm	24%	19%	4%
RTP systems	—	1%	6%
PanelMastertm	5%	—	—
Spares and other	11%	5%	9%

Total	100%	100%	100%

      Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Year Ended
	September 30,

	2005	2004	2003

	(Percent of revenue)
Customer A	22%	39%	43%
Customer B	10%	*	23%
Customer C	11%	*	*
Customer D	*	13%	*
Customer E	12%	*	*
Customer F	12%	*	*
Customer G	*	10%	*
Customer H	*	10%	*
Customer I	*	*	13%

*	Customer accounted for less than 10% of total revenue for the period.
      Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	September 30,

	2005	2004

	(Percent of
	gross accounts
	receivable)
Customer A	29%	29%
Customer B	19%	*
Customer C	19%	16%
Customer D	*	13%
Customer E	10%	*
Customer F	*	12%

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	Customer accounted for less than 10% of total gross accounts receivable for the period.
      Long-lived assets by geographical area were as follows:

	Year Ended
	September 30,

	2005	2004

	(In thousands)
United States	$21,022	$22,889
Canada	519	1,947
Other	1,183	407

Total	$22,724	$25,243

Note 13 —	Related Party Transactions
      During fiscal 2005, 2004 and 2003, the Company paid $108,000, $138,000 and $18,000, respectively, to one board member for consulting services rendered to the Company. During fiscal 2005 and 2004 the Company recorded approximately $52,000 and $206,000, respectively, in stock ownership expense related to options granted to this consultant.

Note 14 —	Notes Payable
      Photon Dynamics Canada, Inc. had a loan payable of approximately $341,000 to the National Research Council of Canada (NRC). The loan amount was advanced to Photon Dynamics Canada, Inc. (“PDC”) under a program for pre-commercialization assistance in the development of glass inspection technology. Under this agreement, PDC would repay the NRC based on a percentage of gross revenue earned, on a quarterly basis, beginning on October 1, 2002. The amount repayable to NRC was capped at 150% of the contribution amount received by PDC. The loan was repaid in full in fiscal 2005.
      In the third quarter of fiscal 2004, the Company issued $2.0 million in a series of six promissory notes in connection with the acquisition of Quantum Composers, Inc. The notes are non-interest bearing and mature at various times through June 25, 2007. The discount on the notes of $127,000 was calculated based on an imputed interest rate of 6%. The outstanding balance on the promissory notes, net of unamortized discount, was approximately $1.4 million and $1.9 million at September 30, 2005 and 2004, respectively.
      In the fourth quarter of fiscal 2004, the Company issued a $625,000 promissory note in connection with the acquisition of TORC. The note was non-interest bearing and matured on August 6, 2005. The discount on the note of $17,000 was calculated based on an imputed interest rate of 3%. The outstanding balance on the promissory note, net of unamortized discount, was approximately $0 and $608,000 at September 30, 2005 and 2004, respectively.
      The following table summarizes the repayment of notes payable as of September 30, 2005.

	Payments Due by Fiscal Year

	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Notes payable	$1,500	$500	$1,000	$—	$—	$—	$—

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Quarterly Consolidated Results of Operations (Unaudited)
      The following tables contain selected unaudited consolidated statements of operations data for each quarter of fiscal 2005 and 2004:

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005

	(In thousands, except per share data)
Revenue	$36,639	$25,326	$39,096	$24,752
Cost of revenue	22,781	18,768	25,966	15,217

Gross margin	13,858	6,558	13,130	9,535
Operating expenses:
Research and development	9,470	9,818	8,618	8,369
Selling, general and administrative	4,684	6,107	7,352	6,535
Restructuring charges	—	—	951	246
Impairment of fixed assets	—	382	174	81
(Gain) loss on sale of property and equipment	—	—	(143)	50
Amortization of intangible assets	397	398	380	373

Total operating expenses	14,551	16,705	17,332	15,654

Loss from operations	(693)	(10,147)	(4,202)	(6,119)
Interest income and other, net	1,255	164	472	327

Income (loss) before income taxes	562	(9,983)	(3,730)	(5,792)
Provision for income taxes	39	359	167	59

Income (loss) from continuing operations	523	(10,342)	(3,897)	(5,851)
Income (loss) from discontinued operations	(6)	(4)	268	(2)

Net income (loss)	$517	$(10,346)	$(3,629)	$(5,853)

Net income (loss) per share from continuing operations:
Basic	$0.03	$(0.61)	$(0.23)	$(0.35)

Diluted	$0.03	$(0.61)	$(0.23)	$(0.35)

Net income (loss) per share from discontinued operations:
Basic	$0.00	$(0.00)	$0.02	$(0.00)

Diluted	$0.00	$(0.00)	$0.02	$(0.00)

Net income (loss) per share:
Basic	$0.03	$(0.61)	$(0.21)	$(0.35)

Diluted	$0.03	$(0.61)	$(0.21)	$(0.35)

Weighted average number of shares:
Basic	16,872	16,948	16,984	16,931
Diluted	17,009	16,948	16,984	16,931

PHOTON DYNAMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	December 31,	March 31,	June 30,	September 30,
	2003	2004	2004	2004

	(In thousands, except per share data)
Revenue	$24,375	$26,182	$38,522	$52,791
Cost of revenue	13,412	14,183	20,711	35,663

Gross margin	10,963	11,999	17,811	17,128
Operating expenses:
Research and development	5,810	6,144	8,031	9,716
Selling, general and administrative	4,598	3,966	4,594	4,622
Goodwill impairment charge	665	—	—	—
Impairment of purchased intangibles	2,089	—	—	—
Impairment of fixed assets	234	—	—	—
(Gain) loss on sale of fixed assets	(10)	(20)	(419)	22
Acquired in-process research and development	—	—	210	—
Amortization of intangible assets	201	60	155	373

Total operating expenses	13,587	10,150	12,571	14,733

Income (loss) from operations	(2,624)	1,849	5,240	2,395
Interest income and other, net	3,771	334	389	308

Income before income taxes	1,147	2,183	5,629	2,703
Provision for income taxes	362	64	134	17

Income from continuing operations	785	2,119	5,495	2,686
Income (loss) from discontinued operations	47	(1,276)	(265)	103

Net income	$832	$843	$5,230	$2,789

Net income per share from continuing operations:
Basic	$0.05	$0.13	$0.33	$0.16

Diluted	$0.05	$0.12	$0.32	$0.16

Net income (loss) per share from discontinued operations:
Basic	$0.00	$(0.08)	$(0.02)	$0.01

Diluted	$0.00	$(0.07)	$(0.02)	$0.01

Net income per share:
Basic	$0.05	$0.05	$0.31	$0.17

Diluted	$0.05	$0.05	$0.31	$0.16

Weighted average number of shares:
Basic	16,461	16,572	16,663	16,826
Diluted	17,174	17,172	17,071	16,977

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in or disagreements with Ernst & Young LLP on accounting and financial disclosure required to be reported under this Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Photon Dynamics maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
      Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” below.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of September 30, 2005, the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, management concluded that as of September 30, 2005, Photon Dynamics did not maintain effective internal control over financial reporting in accordance with the COSO criteria, because management determined that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting at September 30, 2005.
      A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the evaluation and testing of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weakness that existed at September 30, 2005:

A material weakness in our financial reporting process arising from not contemporaneously documenting and evaluating complex and unusual transactions of a material nature and communicating such evaluation to our Audit Committee on a timely basis. This material weakness results in more than a remote likelihood that a material misstatement to any of our significant financial statement accounts will not be prevented or detected in the annual or interim financial statements and this material weakness resulted in the restatement of the deferred margin and cost of revenue accounts in our unaudited interim financial statements for the third quarter of fiscal 2005.

      Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005, was audited by Ernst & Young LLP, our independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP has issued an attestation report on management’s assessment of our internal control over financial reporting as of September 30, 2005, which report is included Item 8 of this Annual Report on Form 10-K and is incorporated here by reference.

Changes in Control Over Financial Reporting in the Fourth Quarter of Fiscal 2005
      During the fourth fiscal quarter, we implemented the following changes in our internal control over financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We continued training our key personnel worldwide in technical revenue recognition concepts and our sales order fulfillment process.

•	We strengthened and increased the level of review of our actual versus forecasted results of operations.

•	We enhanced our cost of revenue review to include analyses of actual versus forecasted gross margins on complex transactions.

Remediation of the Material Weakness That Existed as of September 30, 2005
      Our management is taking very seriously the material weakness identified by management as of September 30, 2005 and is undertaking the following actions to remediate such material weakness:

We are implementing a policy requiring the contemporaneous documentation and evaluation of complex and unusual transactions which are material either by the size or the nature of the transaction. In conjunction with this policy, we are implementing more rigorous controls for ensuring that those transactions which involve a significant level of management judgment or which by the nature of the transactions rise to the level of communication are communicated to the Audit Committee on a timely basis.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting.
      Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information
      On December 13, 2005, we entered into an agreement with Jeffrey A. Hawthorne, our Chief Executive Officer, pursuant to which in the event of a termination of Mr. Hawthorne’s employment without cause or Mr. Hawthorne’s resignation for good cause, in each case within 12 months after a change of control of Photon Dynamics, Mr. Hawthorne is entitled to receive one year of his then-existing base salary and on-target bonuses. In addition, all stock options granted to him by Photon Dynamics will become fully vested and exercisable as of the date of the change of control.

PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Part I, Item 1 of this Annual Report on Form 10-K. The information required by this Item with respect to Directors, including information with respect to our audit committee and our audit committee financial experts, may be found under the section entitled “Proposal 1 — Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 — Election of Directors — Code of Business Conduct and Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”
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

SCHEDULE II
PHOTON DYNAMICS, INC.
VALUATION AND QUALIFYING ACCOUNT

	Year Ended September 30,

	Balance at	Charged to		Charged to	Balance at
	Beginning	(Credited to)		Other	End of
	of Period	Expense		Accounts	Deductions		Period

	(In thousands)
Allowance for doubtful accounts:
2005	$497	(324)		—	(20)		$153
2004	$726	—	(1)	—	(229	)(2)	$497
2003	$1,466	3,132	(1)	—	(3,872	)(2)	$726

(1)	Includes charges to expense from discontinued operations of approximately $0, $0 and $2.9 million in fiscal 2005, 2004 and 2003, respectively.

(2)	Includes write-offs of uncollectible accounts from discontinued operations of approximately $0, $0 and $3.9 million in 2005, 2004 and 2003, respectively.

      3. Exhibits
      See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.
      (b) Exhibits
      See Item 15(a) above.
      (c) Financial Statement Schedules
      See Item 15(a) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ JEFFREY A. HAWTHORNE

Jeffrey A. Hawthorne
President and Chief Executive Officer
Dated: December 14, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey A. Hawthorne and Maureen L. Lamb, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. HAWTHORNE Jeffrey A. Hawthorne	President, Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2005

/s/ MAUREEN L. LAMB Maureen L. Lamb	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 14, 2005

/s/ MALCOLM J. THOMPSON Malcolm J. Thompson	Chairman of the Board and Director	December 14, 2005

/s/ NICHOLAS BRATHWAITE Nicholas Brathwaite	Director	December 14, 2005

/s/ TERRY CARLITZ Terry Carlitz	Director	December 14, 2005

Michael J. Kim	Director

/s/ E. FLOYD KVAMME E. Floyd Kvamme	Director	December 14, 2005

/s/ CURT WOZNIAK Curt Wozniak	Director	December 14, 2005

EXHIBIT INDEX

Number		Exhibit

2	.3(E)	Agreement and Plan of Merger, dated as of July 6, 2001, by and among the Registrant; Iris Acquisition, LLC, a Texas limited liability company; Intelligent Reasoning Systems, Inc., a Texas corporation; and Clinton Bybee (as the Shareholders’ Agent), as amended on July 12, 2001.

3	.1(H)	Amended and Restated Articles of Incorporation of the Registrant.

3	.2(C)	Bylaws of the Registrant and amendments thereto.

3	.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.

4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.

10	.1(J)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.

10	.2(A)*	1987 Stock Option Plan and Form of Stock Option Agreement.

10	.3.1(B)	Lease agreement between Berg & Berg Developers and the Registrant dated August 6, 1996.

10	.3.2(H)	First Amendment to Lease between Mission West Properties, L.P. II and the Registrant dated December 7, 2001.

10	.9*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated December 13, 2005.

10	.15(G)	Image Processing Systems Inc. Amended Share Incentive Plan.

10	.20(L)*	Amended and Restated 1995 Stock Option Plan, as amended.

10	.20.1	Form of Stock Option Agreement under 1995 Stock Option Plan, as amended.

10	.21(L)*	1995 Employee Stock Purchase Plan, as amended.

10	.22(M)*	2001 Equity Incentive Plan, as amended.

10	.22.1(W)	Form of Stock Option Agreement under 2001 Equity Incentive Plan, as amended.

10	.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.

10	.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.

10	.26(V)	Third Amendment to Lease Agreement between the Registrant and Mission West Properties L.P. II dated as of August 2003.

10	.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003.

10	.30(V)*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.

10	.31(V)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.

10	.34(S)	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira.

10	.35(T)*	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.

10	.36(T)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.

10	.37(U)	Confidential Mutual Settlement Agreement and Mutual General Release of All Claims, dated April 22, 2004, between Photon Dynamics, Inc. and Robert L. Thomason, et. al.

10	.38(W)*	Offer Letter between the Registrant and Mark Merrill dated April 27, 2004.

10	.39(W)*	2005 Executive Officer Bonus Compensation Plan.

Number		Exhibit

10	.40(F)*	Outside Director Cash Compensation Arrangement.

10	.41(Y)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson, dated December 22, 2004.

10	.42(Z)	Letter Agreement between the Registrant and Malcolm Thompson, dated April 8, 2005.

10.43		Form of Stock Option Agreement for use in the 2005 Equity Incentive Plan.

10	.44(N)	Photon Dynamics, Inc. 2005 Equity Incentive Plan.

10	.45(N)	Photon Dynamics, Inc. 2005 Employee Stock Purchase Plan.

10	.46(N)	Photon Dynamics, Inc. 2005 Non-Employee Directors’ Stock Option Plan.

10	.47(AA)	Offer to Sublease, dated April 15, 2005 among Photon Dynamics Canada, Inc., Service Results Technology, and Huntley Contracting Limited.

10	.48(X)*	Offer letter, dated April 29, 2005, between Photon Dynamics, Inc. and Maureen Lamb.

10	.49(AA)*	Separation Agreement, dated May 5, 2005, between Photon Dynamics, Inc., and Richard Okumoto.

10	.50(X)*	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Steve Song.

10	.51(X)*	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Mark Merrill.

10.52		Form of Stock Option Agreement for use in the 2005 Non-Employee Director’s Stock Option Plan.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included on the signature pages hereto).

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed on the Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-98232-LA) as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 1995 and incorporated herein by reference.

(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998 (Commission File No. 000-27234) as filed with the SEC on December 18, 1998, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on July 25, 2001, and incorporated herein by reference.

(F)	Previously filed as exhibit to the Registrant’s Annual Report on Form 10-K/ A (Commission File No. 000-27234), filed with the SEC on December 22, 2004, and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-54254) as filed with the SEC on January 24, 2001, and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(J)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on December 20, 2004, and incorporated herein by reference.

(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/ A (Commission File No. 000-27234) as filed with the SEC on July 29, 2002, and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117021) as filed with the SEC on June 30, 2004, and incorporated herein by reference.

(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q (Commission File No. 000-27234) for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.

(N)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on March 9, 2005 and incorporated herein by reference.

(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-49444) as filed with the SEC on November 7, 2000 and incorporated herein by reference.

(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (Commission File No. 000-27234) as filed with the SEC on December 11, 2002, and incorporated here by reference.

(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-27234) as filed with SEC on August 14, 2003, and incorporated herein by reference.

(S)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2003 (Commission File No. 000-27234) as filed with SEC on February 17, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.34.

(T)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 000-27234) as filed with SEC on May 14, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.36.

(U)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2004 (Commission File No. 000-27234) as filed with SEC on August 16, 2004, and incorporated herein by reference. Confidential treatment has been requested for portions of this exhibit.

(V)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 000-27234) as filed with the SEC on December 24, 2003, and incorporated here by reference.

(W)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (Commission File No. 000-27234) as filed with the SEC on December 14, 2004, and incorporated here by reference.

(X)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234), filed with the SEC on November 9, 2005, and incorporated herein by reference.

(Y)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2004 (Commission File No. 000-27234) as filed with SEC on February 9, 2005, and incorporated herein by reference.

(Z)	Previously filed as an exhibit to the Registrant’s Current Report on form 8-K (Commission File No. 000-27234) as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference.

(AA)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 000-27234) as filed with SEC on August 9, 2005, and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.