Form 10-Q
period 2005-12-31
PHOTON DYNAMICS INC
filed 2006-02-09
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):
      Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 31, 2006, there were 17,028,063 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS*

	December 31,	September 30,
	2005	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,376	$20,288
Short-term investments	72,347	72,738
Accounts receivable, net of allowance for doubtful accounts of $153 in each period	28,361	27,067
Inventories	31,392	32,545
Other current assets	3,252	3,932

Total current assets	155,728	156,570

Land, property and equipment, net	18,116	19,366
Other assets	5,172	4,390
Intangible assets, net	2,833	3,205
Goodwill	153	153

Total assets	$182,002	$183,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,413	$13,005
Warranty	3,898	5,346
Other current liabilities	14,093	8,618
Deferred gross margin	6,251	13,113

Total current liabilities	33,655	40,082

Other non-current liabilities	973	1,008

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	289,153	287,765
Accumulated deficit	(142,126)	(145,489)
Accumulated other comprehensive income	347	318

Total shareholders’ equity	147,374	142,594

Total liabilities and shareholders’ equity	$182,002	$183,684

*	Amounts as of December 31, 2005 are unaudited. Amounts as of September 30, 2005 are derived from the September 30, 2005 audited financial statments.
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2005	2004
	(unaudited)
	(in thousands, except per share data)
Revenue	$41,633	$36,639
Cost of revenue	22,382	22,781

Gross margin	19,251	13,858

Operating expenses:
Research and development	8,071	9,470
Selling, general and administrative	6,845	4,684
Restructuring charge	62	—
Loss on sale of property and equipment	6	—
Amortization of intangible assets	372	397

Total operating expenses	15,356	14,551

Income (loss) from operations	3,895	(693)
Interest income and other, net	500	1,255

Income from continuing operations before income taxes and discontinued operations	4,395	562
Provision for income taxes	352	39

Income from continuing operations before discontinued operations	4,043	523
Loss from discontinued operations	(680)	(6)

Net income	$3,363	$517

Income per share from continuing operations:
Basic	$0.24	$0.03

Diluted	$0.24	$0.03

Loss per share from discontinued operations:
Basic	$(0.04)	$(0.00)

Diluted	$(0.04)	$(0.00)

Net income per share:
Basic	$0.20	$0.03

Diluted	$0.20	$0.03

Weighted average number of shares:
Basic	16,946	16,872
Diluted	17,047	17,009
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2005	2004
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Income from continuing operations	$4,043	$523
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	1,439	1,024
Amortization of intangible assets	372	397
Non-cash stock-based compensation	985	—
Loss on sale of property and equipment	6	—
Non-employee stock ownership expense	6	35
Accretion of non-interest bearing notes payable	9	19
Changes in assets and liabilities:
Accounts receivable	(1,294)	22,515
Inventories	1,188	(1,990)
Other current assets	505	268
Other assets	(541)	(601)
Accounts payable	(3,513)	(6,526)
Other current liabilities	3,611	526
Deferred gross margin	(6,862)	(509)
Other liabilities	(40)	(16)

Net cash provided by (used in) operating activities from continuing operations	(86)	15,665
Net cash provided by (used in) operating activities from discontinued operations	(413)	50

Net cash provided by (used in) operating activities	(499)	15,715

Cash flows from investing activities:
Purchase of property and equipment	(195)	(922)
Purchase of short-term investments	(16,323)	(17,244)
Maturities and sales of short-term investments	16,788	10,828

Net cash provided by (used in) investing activities from continuing operations	270	(7,338)

Cash flows from financing activities:
Issuance of common stock	362	499

Net cash provided by financing activities from continuing operations	362	499

Effect of exchange rate changes on cash and cash equivalents	(45)	128

Net increase in cash and cash equivalents from continuing operations	501	8,954
Net increase (decrease) in cash and cash equivalents from discontinued operations	(413)	50

Net increase in cash and cash equivalents	88	9,004
Cash and cash equivalents at beginning of period	20,288	25,483

Cash and cash equivalents at end of period	$20,376	$34,487

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation and Summary of Significant Accounting Policies
     Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the Securities and Exchange Commission on December 14, 2005. Operating results for the three month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2006.
     The condensed consolidated balance sheet as of September 30, 2005, is derived from the Company’s audited consolidated financial statements as of September 30, 2005, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.
     Description of Operations and Principles of Consolidation. Photon Dynamics is a supplier of integrated yield management solutions for the flat panel display industry. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.
     Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection businesses. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”). Accordingly, in the condensed consolidated statements of operations, the net operating results of these former businesses have been classified as “Loss from discontinued operations,” for all periods presented. The cash flows from these businesses have been presented as net cash flows from discontinued operations, as applicable, in the operating, investing and financing sections of the condensed consolidated statements of cash flows.
     Management Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition, the allowance for doubtful accounts, inventory write-downs, warranty accruals, other acquired intangible assets and long-lived assets and litigation and contingency assessments.
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

     Inventories. Inventories, consisting of raw materials, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out) or market. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors. Photon Dynamics reviews the appropriate valuation of its inventories on a quarterly basis. If actual demand were to decline below the Company’s forecasts, the Company may need to record additional inventory write-downs.
     Concentration of Credit and Other Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of available for sale securities and trade accounts receivable.
     The Company invests excess cash not required for use in operations in securities that the Company believes bear minimal risk of loss. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.
     The Company’s customers are located in Korea, Taiwan, Japan and China. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $701,000 and $11.5 million of revenue that was recognized in the three months ended December 31, 2005 and 2004, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese yen. The Company believes its credit evaluation prior to shipment and subsequent monitoring of customer status mitigates its credit risk.
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
     The Company accounts for certain of its product sales, as arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the lesser of the amount due and billable upon shipment and the difference between the total amount due at time of shipment and the allocated fair value of the undelivered elements, with the remaining amount recognized after installation and acceptance when the final amount becomes due. Installation and other services are not essential to the functionality of the products as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors. For new products that have not been demonstrated to meet product specifications, 100% of revenue is deferred until customer acceptance. The Company recognizes revenue from the sale of spare parts generally upon shipment.
     The Company has a policy to record a provision as necessary based on historical rates for estimated sales returns in the same period the related revenue is recorded. This provision is netted against revenue.
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

     Interest Income. Interest income was approximately $740,000 and $378,000 for the three months ended December 31, 2005 and 2004, respectively.
     Variable Interest Entity. In November, 2005, Photon Dynamics entered into agreements which commit the Company to provide funding to an early-stage development company subject to certain conditions and milestones. The funding is in the form of a convertible note. In addition, in exchange for providing a limited use license to certain of the Company’s intellectual property, the Company received a minority equity interest for which Photon Dynamics will be considered to be the primary beneficiary within the provisions of FASB Financial Interpretation No. 46 (revised 2003) “Consolidation of Variable Interest Entities.” As of December 31, 2005, the Company had not made its initial investment and the early-stage development entity had not yet incurred any expenses. Photon Dynamics intends to consolidate this entity, beginning in its second fiscal quarter; however, this consolidation is not expected to have a material impact on the Company’s results of operations or financial position.
     Recent Accounting Pronouncements. In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin 107, which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of FSAS No. 123R in the fiscal quarter ended December 31, 2005, had a material impact on the Company’s consolidated financial position, results of operations and cash flows. For more information on stock-based compensation costs during the three months ended December 31, 2005, see Note 7, “Stock-Based Compensation.”
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 2 — Financial Statement Components

	December 31,	September 30,
	2005	2005
	(in thousands)
Inventories:
Raw materials	$13,770	$12,476
Work-in-process	12,748	19,327
Finished goods	4,874	742

Total	$31,392	$32,545

Other current liabilities:
Compensation	$4,357	$3,838
Commissions	383	295
Vendor obligations	677	286
Professional fees	1,493	1,314
Employee notes payable	490	490
Customer deposits	3,760	—
Other accrued expenses	2,933	2,395

Total	$14,093	$8,618

Deferred gross margin:
Deferred system sales	$15,955	$25,481
Deferred cost of revenue related to system sales	(9,704)	(12,368)

Total	$6,251	$13,113

Accumulated other comprehensive income:
Foreign currency translation adjustments	$598	$643
Unrealized losses on available for sale securities	(251)	(325)

Total	$347	$318

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

     The following table summarizes the results of discontinuing the printed circuit board assembly inspection products reporting segment for the three months ended December 31, 2005 and 2004:

	Three Months
	Ended
	December 31,
	2005	2004
	(in thousands)
Operating expenses:
Selling, general and administrative	$697	$4

Total operating expenses	697	4

Loss from discontinued operations	$(697)	$(4)

     Loss from discontinued operations for the three months ended December 31, 2005 consists primarily of additional legal charges related to the Amtower v Photon Dynamics, Inc. lawsuit (see Note 9), offset by deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility.
     The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	December 31,	September 30,
	2005	2005
	(in thousands)
ASSETS
Current assets:
Other current assets	$—	$175

Total current assets	—	175
Other assets:
Other non-current assets	1,258	1,016

Total assets	$1,258	$1,191

LIABILITIES
Current liabilities:
Other current liabilities	$968	$579

Total current liabilities	968	579
Other liabilities:
Other non-current liabilities	—	42

Total liabilities	$968	$621

     Other non-current assets at December 31, 2005, include a receivable of approximately $1.3 million against shares that are being held in escrow related to the Company’s acquisition of Intelligent Reasoning Systems, Inc (“IRSI”). An aggregate of 57,195 shares of Photon Dynamics, Inc. common stock, issued in July 2001 as part of a share purchase agreement with IRSI, continue to be held in an escrow account pending resolution of the Company’s claim against the escrow related to the Austin facility lease. As of December 31, 2005, the Company had settled all remaining lease obligations and has filed a claim against the escrow for 50,319 shares. The Company expects the escrow shares to be released during its second quarter of fiscal 2006.
     Other current liabilities at December 31, 2005, include accrued legal charges related to Amtower v Photon Dynamics, Inc. (see Note 9) and a liability related to potential vendor obligations.
     In December 2005, the Company settled its lease obligations on its Austin, Texas facility. Other current assets at September 30, 2005 included approximately $175,000 in security deposits on this lease, while Other current liabilities and Other non-current liabilities included approximately $79,000 and $42,000, respectively, related to lease obligations associated with this lease.

     In the second quarter of fiscal 2003, in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recorded a liability of approximately $2.0 million for costs associated with the discontinuation of the business, including termination benefits of approximately $700,000 and approximately $1.3 million of purchase obligations to suppliers. The following summarizes the liability since inception:

	One-Time
	Termination
	Benefits	Other Costs	Total
		(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash payments	(614)	(652)	(1,266)
Adjustments to the liability	(82)	(474)	(556)

Balance at September 30, 2005	—	200	200
Cash payments	—	—	—
Adjustments to the liability	—	—	—

Balance at December 31, 2005	$—	$200	$200

     The balance of $200,000 remaining at December 31, 2005, consists primarily of potential vendor obligations that the Company is currently negotiating.
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
     The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment for the three months ended December 31, 2005 and 2004:

	Three Months
	Ended
	December 31,
	(in thousands)
	2005	2004
Cost of revenue	$(17)	$—

Gross margin	17	—

Operating expenses:
Selling, general and administrative	—	2

Total operating expenses	—	2

Income (loss) from discontinued operations	$17	$(2)

     Income from discontinued operations for the three months ended December 31, 2005, includes approximately $17,000 for the amortization of the remaining warranty liability over the remaining warranty period.
     The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	December 31,	September 30,
	2005	2005
	(in thousands)
LIABILITIES
Other current liabilities:	$53	$74

     Other current liabilities at December 31, 2005, include approximately $18,000 related to warranty obligations and approximately $35,000 related to operating lease obligations. Lease obligations are to be paid out through October 2007 and warranty obligations extend to June 2006.
     In the third quarter of fiscal 2003, in accordance with SFAS No. 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Other Costs	Total
		(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash payments	(1,116)	(393)	(61)	(1,570)
Adjustments to the liability	—	(304)	50	(254)

Balance at September 30, 2005	—	74	—	74
Cash payments	—	(21)	—	(21)
Adjustments to the liability	—	—	—	—

Balance at December 31, 2005	$—	$53	$—	$53

     Future minimum lease payments, due by fiscal year are approximately: $16,000, $16,000 and $3,000 in fiscal 2006 through fiscal 2008, respectively.
NOTE 4 — Goodwill and Other Purchased Intangible Assets
   Goodwill
     The carrying value of goodwill was approximately $153,000 at both December 31, 2005, and September 30, 2005. There were no additions or adjustments to goodwill during the three months ended December 31, 2005. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2005.
     Goodwill of $153,000 as of December 31, 2005, relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.
   Intangible Assets
     The components of intangible assets as of December 31, 2005 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
			(in thousands)
Gross carrying amount at December 31, 2005	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(389)	(1,052)	(663)	(583)	(2,687)

Net carrying amount at December 31, 2005	$617	$1,356	$475	$385	$2,833

     The components of intangible assets as of September 30, 2005 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
			(in thousands)
Gross carrying amount at September 30, 2005	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(326)	(902)	(568)	(519)	(2,315)

Net carrying amount at September 30, 2005	$680	$1,506	$570	$449	$3,205

     The following table summarizes the activity during the three months ended December 31, 2005:

	Net	Net	Net	Net Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
			(in thousands)
Net carrying amount at September 30, 2005	$680	$1,506	$570	$449	$3,205
Amortization during the period	(63)	(150)	(95)	(64)	(372)

Net carrying mount at December 31, 2005	$617	$1,356	$475	$385	$2,833

     Based on intangible assets recorded at December 31, 2005, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense relating to intangible assets at December 31, 2005, is approximately $1.1 million, $1.2 million and $558,000 in fiscal 2006 through 2008, respectively.
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
NOTE 5 — Restructuring Charges
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
     The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter of fiscal 2005, which was comprised of approximately $430,000 for employee severance and related benefits and approximately $246,000 related to contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through October 2007, net of a sublease agreement the Company entered into in April 2005, and to costs associated with the book value of leasehold improvements. The Company recorded a total restructuring charge of approximately $1.2 million in the fiscal year ended September 30, 2005. The Company recorded an additional restructuring charge of approximately $62,000 during the three months ended December 31, 2005, which represents the first quarter share of the ratable charges for future employee severance and related retention benefits to be paid in future periods. These charges were reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total
		(in thousands)
Inception of liability	$430	$246	$676
Cash payments	(526)	(21)	(547)
Costs incurred and charged to expense	521	—	521
Adjustments to the liability	24	(166)	(142)

Balance at September 30, 2005	449	59	508
Cash payments	(114)	(3)	(117)
Costs incurred and charged to expense	62	—	62
Adjustments to the liability	(1)	(1)	(2)

Balance at December 31, 2005	$396	$55	$451

     As of December 31, 2005, the remaining liability of approximately $451,000 is reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets. Adjustments to the liability represent foreign currency translation effects on the liability.
     Additional restructuring charges for employee severance and related benefits will be ratably expensed over the related service periods through March of 2006. As such, the Company expects additional restructuring charges of approximately $76,000 in its second quarter of fiscal 2006. Management expects to settle all employee severance and benefits by the end of the third quarter of fiscal 2006.

NOTE 6 — Comprehensive Income
     The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2005	2004
	(in thousands)
Net income	$3,363	$517
Other comprehensive loss:
Net change in unrealized losses on investments	75	(156)
Change in foreign currency translation	(46)	128

Other comprehensive income (loss)	29	(28)

Total comprehensive income	$3,392	$489

NOTE 7 — Stock-Based Compensation
     Effective October 1, 2005, Photon Dynamics adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to October 1, 2005, the Company accounted for its stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations as permitted by SFAS No. 123.
     At December 31, 2005, the Company had two stock-based employee compensation plans, which are described in more detail below.
     Prior to the Adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net income for the period ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The proforma information under SFAS No. 123 for the three months ended December 31, 2004 was as follows:

Three Months Ended
December 31, 2004
(in thousands, except per
share data)
Net income — as reported	$517
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(2,017)

Net loss — pro forma	$(1,500)

Basic net income per share — as reported	$0.03

Diluted net income per share — as reported	$0.03

Basic net loss per share — pro forma	$(0.09)

Diluted net loss per share — pro forma	$(0.09)

     Impact of the adoption of SFAS No. 123R. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under that transition method, compensation cost recognized in the three months ended December 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

     Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three months ended December 31, 2005 was as follows:

Three Months Ended
December 31, 2005
(in thousands, except
per share data)
Stock-based compensation expense by type of award:
Employee stock options	$925
Employee stock purchase plan	94
Amounts capitalized as inventory and deferred gross margin	(35)

Total stock-based compensation	985
Tax effect on stock-based compensation	—

Net effect on net income	$985

Effect on net income per share:
Basic	$0.06

Diluted	$0.06

     As of December 31, 2005, approximately $35,000 of stock-based compensation was capitalized as inventory and deferred gross margin.
     Equity Incentive Program. The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At December 31, 2005, the equity incentive program consisted of: the 2005 Non-Employee Directors’ Stock Option Plan, under which non-employee directors may be granted options to purchase shares of the Company’s stock; and the 2005 Equity Incentive Plan, under which officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units, and other types of equity awards. The 2005 Non-Employee Directors’ Stock Option Plan permits the grant of share options for up to 400,000 shares of common stock, while the 2005 Equity Incentive Plan permits the grant of share options for up to 1,450,000 shares of common stock. Under the equity incentive program, stock options generally have a vesting period of 50 months are generally exercisable for a period of ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted with varying criteria such as time-based or performance based vesting. No restricted stock units have been granted under the equity incentive program.
     The following table provides certain information with respect to all of Photon Dynamics’ equity compensation plans in effect as of December 31, 2005:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,910,521	$24.18	1,022,597
Equity compensation plans not approved by security holders	625	$16.88	—

Total	1,911,146	$24.18	1,022,597

     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. Expected volatilities used in fiscal 2006 are based on implied volatilities from traded options on the Company’s stock. Prior to the adoption of SFAS No. 123R, the Company primarily used historical volatility in deriving its expected volatility assumption. The Company determined that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than a historical volatility. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from a numerical model of the Company’s stock price and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The fair value of each option grant in the three month periods ended December 31, 2005 and 2004 used the following weighted-average assumptions:

	Three Months Ended
	December 31,
	2005	2004
Stock option plan:
Expected volatility	44%	72%
Risk free rate	4.20%	2.89%
Expected term (in years)	3.9	5.5
     SFAS No. 123R requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted- Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2005	1,663,308	1,946,274	$24.64
Plan shares expired	(649,252)	—	—
Options granted	(84,500)	84,500	17.01
Options canceled/expired	93,041	(93,041)	29.98
Options exercised	—	(26,587)	14.78

Balances at December 31, 2005	1,022,597	1,911,146	$24.18	7.8	$1,038

Vested and expected to vest at December 31, 2005		1,814,578	$24.44	7.7	$1,005

Exercisable at December 31, 2005		1,269,756	$26.90	7.1	$809

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.28 as of December 30, 2005, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
     The weighted average grant date fair value of options granted during the three months ended December 31, 2005 was $6.61 per share. The total intrinsic value of options exercised during the three month period ended December 31, 2005 was approximately $129,000. The total cash received from employees as a result of stock option exercises during the three months ended December 31, 2005 was approximately $361,000. In connection with these exercises, the tax benefits realized by the Company for the three months ended December 31, 2005 was minimal.
     The Company settles employee stock option exercises with newly issued common shares.
     As of December 31, 2005, the unrecorded deferred stock-based compensation balance related to stock options was $3.6 million and will be recognized over an estimated weighted average amortization period of 2.3 years.
     Employee Stock Purchase Plan. The Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the purchase date. Offering periods are six months in length.

     The fair value of the stock purchase plan is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value in the three month periods ended December 31, 2005 and 2004 used the following weighted-average assumptions:

	Three Months Ended
	December 31,
	2005	2004
Stock purchase plan:
Expected volatility	44%	80%
Risk free rate	4.20%	1.70%
Expected term (in years)	0.5	1.6
     The compensation cost in connection with the employee stock purchase plan for the three months ended December 31, 2005 was $95,000. There were no shares purchased under the employee stock purchase plan during the three months ended December 31, 2005.
     The plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At December 31, 2005, a total of 1,000,000 shares were reserved and available for issuance under this plan.
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
     The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended
	December 31,
	2005	2004
	(in thousands, except per share
	data)
Numerator:
Net income from continuing operations	$4,043	$523
Net loss from discontinued operations	(680)	(6)

Net income	$3,363	$517

Denominator:
Weighted average shares for basic net income per share	16,946	16,872
Effect of shares held in escrow	57 (1)	—
Effect of dilutive securities: Employee stock options	44	137

Weighted average shares for diluted net income per share	17,047	17,009

Earnings per share:
Basic net income (loss) per share:
Net income from continuing operations	$0.24	$0.03
Net loss from discontinued operations	(0.04)	(0.00)

Net income per share	$0.20	$0.03

Diluted net income (loss) per share:
Net income from continuing operations	$0.24	$0.03
Net loss from discontinued operations	(0.04)	(0.00)

Net income per share	$0.20	$0.03

(1)	The Company has 57,195 shares company stock in an escrow account. These shares are considered contingently issuable shares under Statement of Financial Accounting Standards No. 128, “Earnings per Share,” and were therefore excluded from the calculation of weighted average shares for basic net income per share and were included in the calculation of weighted average shares for diluted net income per share.

     During the three month periods ended December 31, 2005 and 2004, options to purchase 1,780,011 and 1,236,827 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.
NOTE 9 — Commitments and Contingencies
   Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $36.4 million as of December 31, 2005 and $33.8 million as of September 30, 2005.
   Warranty Obligations
     The Company generally offers warranty coverage for a period of one year from the date of final customer acceptance. Upon product shipment, the Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment. Factors that affect the Company’s warranty liability include the number of installed units under warranty, product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
     Changes in the Company’s product liability during the three month period ended December 31, 2005 and 2004 were as follows:

	Three Months Ended
	December 31,
	2005	2004
	(in thousands)
Beginning balance	$5,346	$6,194
Estimated warranty cost of new shipments during the period	1,073	1,500
Warranty costs during the period	(554)	(1,538)
Changes in liability for pre-existing warranties, including expirations	(1,967)	75

Ending balance	$3,898	$6,231

     Our warranty liability at December 31, 2005 decreased from the September 31, 2005 balance in part due to warranty cost decreases resulting from improved efficiency of our service organization and improved reliability of our tools over the last two quarters.
   Legal Proceedings
     The Company and certain of its directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of the Company’s officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff is seeking damages in excess of $8 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 2, 2005, the Court denied defendants’ motion for summary judgment. The trial of this case is scheduled to begin on April 3, 2006. The Company believes that the plaintiff’s case is without merit and it intends to defend this action vigorously. The Company cannot predict the outcome of this litigation and has recorded an accrual for legal charges related to this litigation. The Company believes that an adverse judgment in this litigation could have a material adverse effect on its financial condition, results of operations and cash flows.
     From time to time, Photon Dynamics is subject to certain other legal proceedings and claims that arise in the ordinary course of business. Additionally, the Company in the ordinary course of business may potentially be subject to future legal proceedings that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

NOTE 10 — Geographic Information
     The Company operates in one segment: the manufacture and servicing of flat panel display products. The Company sells its products for the flat panel display industry directly to customers in Korea, Taiwan, China and Japan. For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles and are attributed to the geographic location in which they are located.
     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months
	Ended
	December 31,
	2005	2004
	(in thousands)
Revenue:
Korea	$35,047	$6,380
Taiwan	5,921	8,339
Japan	538	11,533
China	—	10,387
Other	127	—

Total	$41,633	$36,639

     The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months
	Ended
	December 31,
	2005	2004
Revenue:
ArrayCheckerTM	75%	64%
ArraySaverTM	7%	29%
PanelMasterTM	10%	—
Customer spares and other	8%	7%

Total	100%	100%

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months
	Ended
	December 31,
	2005	2004
Customer A	40%	17%
Customer B	*	29%
Customer C	*	31%
Customer D	*	18%
Customer E	44%	*

*	Customer accounted for less than 10% of total revenue for the period
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	December 31,	September 30,
	2005	2005
Customer A	48%	29%
Customer B	24%	19%
Customer C	*	19%
Customer D	*	10%

*	Customer accounted for less than 10% of total gross accounts receivable for the period

     Long-lived assets by geographical area are as follows:

	December 31,	September 30,
	2005	2005
	(In thousands)
United States	$19,404	$21,022
Canada	367	519
Other	1,331	1,183

Total	$21,102	$22,724

NOTE 11 — Related Party Transactions
     During the three months ended December 31, 2004, the Company paid $36,000 to one member of the Company’s board of directors for consulting services rendered to the Company. During the three month periods ended December 31, 2005 and 2004, the Company recorded approximately $6,000 and $35,000, respectively, in stock ownership expense related to options granted to this board member in his role as a consultant.
NOTE 12 — Provision for Income Taxes
     For the three month periods ended December 31, 2005 and 2004, the Company recorded a provision for income taxes of approximately $352,000 and $39,000, respectively. The effective tax rate for the three month period ended December 31, 2005 is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards. The effective tax rate for the three month period ended December 31, 2005 is a combination of foreign income taxes and domestic alternative minimum taxes.

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
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2005, contained in our Annual Report on Form 10-K filed with the SEC on December 14, 2005.
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
Focus on Flat Panel Display Industry
     We have not always focused solely on the flat panel display industry. Previously, we also produced printed circuit board assembly inspection products and cathode ray tube display and high quality glass inspection products. However, we exited these markets as we believed that they did not have the potential to be profitable for us. Consequently, during fiscal 2003, we implemented plans to exit these businesses. Accordingly, the operating results of these former businesses are reclassified as discontinued operations for all periods presented.

     In the first quarter of fiscal 2004, we suspended operations in the low temperature poly-silicon (“LTPS”) technology and inverter markets. Although we did not actively pursue new LTPS business opportunities, we continued to support LTPS systems in the field with parts and service through March 31, 2005. Having completed substantially all our customer commitments, we wrote off the remaining assets associated with the LTPS technology in the three months ended March 31, 2005. In our third quarter of fiscal 2004, we sold all assets related to the inverter business.
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
     Additionally, we have focused additional resources to strengthen our reporting structure, processes, and corporate governance within our organization. This effort required significant resources to complete, much of which were non-recurring costs.
     In fiscal 2006, we are focusing on three key areas to improve our results of operations:
•	Gross margin improvement;

•	New product introduction execution; and

•	Strengthening market leadership in our yield management portfolio of products.
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

     The flat panel display market growth during the first half of calendar 2004 was reflected in the 80% increase in flat panel display capital equipment spending between 2003 and 2004. In the last half of calendar year 2004, there was uncertainty in the flat panel display market as supply exceeded demand. This over-supply was driven primarily by decreasing demand due to record high panel prices and increasing supply as a result of numerous generation 5 factories coming on line in Korea and Taiwan. This over-supply was moderated by longer factory ramp times due to yield issues, and a shortage of key components such as glass substrates and color filters. Current market indicators show that demand has risen again in the latter half of calendar year 2005 and will continue into 2006 as a result of significantly reduced panel prices.
     Growth in the AMLCD television market is expected to continue to fuel the overall growth in the flat panel display market. While AMLCD television demand lagged during the first half of calendar year 2004, it picked up momentum during the second half of the year and into calendar year 2005. End market demand for AMLCD television is projected to accelerate during calendar year 2006. Calendar year 2006 AMLCD television panel demand is forecasted to be roughly double that of calendar 2005. However, there are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability.
     Demand for our Generation 6 test and repair equipment remains high and our Generation 7 test system installation and acceptance is underway. Samsung’s first Generation 7 factory is through its ramp to full capacity production levels and Sharp’s Generation 8 factory is currently scheduled to start in October 2006. However, despite positive capacity investment news, there is an element of uncertainty in terms of timing, particularly with respect to new factory investments for manufacturers in Taiwan, China and Korea and plans for expansion have not solidified. In addition, we continue to see a growing interest in our automated inspection systems.
     We believe continued growth in demand for AMLCD products will fuel investments in Generation 6 and 7 factories to keep pace and that inspection, test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services.
   Backlog
     Our backlog, consisting of unshipped system orders, unearned revenue and systems in deferred gross margin, as of December 31, 2005, was approximately $115.0 million, a majority of which we expect to ship, or to recognize for revenue, within the next six to twelve months. This compares to a backlog of $100.9 million as of September 30, 2005. All orders are subject to delay or cancellation with limited penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, cyclical nature of customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and the related disclosures requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 1 of the “Notes to Condensed Consolidated Financial Statements” describes significant accounting policies used in the preparation of our consolidated financial statements. Some of these significant accounting policies are considered to be critical accounting policies.
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
     We have a policy to record a provision as necessary for estimated sales returns in the same period as the related revenue is recorded. This provision is netted against revenue. Estimates applied to determine the provision are based on historical sales returns and other known factors which have not varied widely in the past and which we do not reasonably expect to significantly change in the foreseeable future. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required. Historically, we have not experienced the return of any of our systems upon which we have recognized revenue and do not expect this to change in the foreseeable future. However, due to the relatively high prices of our systems, the return of one of these systems would have a material adverse effect on our results of operations.
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
     Our allowance for doubtful accounts was approximately $153,000 at both December 31, 2005 and September 30, 2005. These balances each represent less than 1% of each period’s accounts receivable balance. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Accordingly, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.
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
     Our liability for warranty coverage was approximately $3.9 million and $5.3 million at December 31, 2005 and September 30, 2005, respectively. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability and related provision would be required. For example, our warranty liability at December 31, 2005 decreased from the September 31, 2005 balance in part due to warranty cost decreases resulting from improved efficiency of our service organization and improved reliability of our tools over the last two quarters.

     Goodwill and Intangible Assets. We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.
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
     Goodwill at both December 31, 2005 and September 30, 2005, was approximately $153,000, and related entirely to our purchase of assets from Summit Imaging. Intangible assets, net of accumulated amortization, as of December 31, 2005 and September 30, 2005 were approximately $2.8 million and $3.2 million, respectively, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging, the assignment and license agreement signed with IHI, the purchase of Quantum Composers and the purchase of Tucson Optical Research Corporation.
     Stock-Based Compensation. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.
     We determined the expected stock price volatility assumption using the implied volatility of our common stock. Prior to the adoption of SFAS No. 123R, we primarily used historical volatility in deriving our expected volatility assumption. We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a historical rate.
   Contingencies and Litigation
     We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. We are engaged in one significant litigation matter as of December 31, 2005 — Amtower v. Photon Dynamics, Inc. — in which the plaintiff is seeking damages in excess of $8 million, plus unspecified emotional distress and punitive damages. This matter is described in Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of December 31, 2005, we recorded an accrual for legal charges related to this litigation. We believe that an adverse judgment in the Amtower litigation could have a material adverse effect on our financial condition, results of operations and cash flows.

Results of Operations
   Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended
	December 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	53.8	62.2

Gross margin	46.2	37.8

Operating expenses:
Research and development	19.4	25.8
Selling, general and administrative	16.4	12.8
Restructure charge	0.1	—
Loss on sale of property and equipment	0.0	—
Amortization of intangible assets	0.9	1.1

Total operating expenses	36.8	39.7

Income (loss) from operations	9.4	(1.9)
Interest income and other, net	1.2	3.4

Income from continuing operations before income taxes and discontinued operations	10.6	1.5
Provision for income taxes	0.9	0.1

Income from continuing operations	9.7	1.4
Loss from discontinued operations	(1.6)	0.0

Net income	8.1%	1.4%

   Revenue

		Three Months Ended
	December 31,
	2005	Change	2004
		(dollars in millions)
Revenue	$41.6	14%	$36.6
     Revenue increased 14% for the three months ended December 31, 2005 over the same period in the prior fiscal year and increased 68% sequentially, quarter over quarter as our customers continued their expansion of manufacturing capacity. Flat panel display manufacturers continue to increase capacity to meet forecasted computer notebook, monitor and television demand.
     We generate revenue from the sales of our ArrayCheckerTM and ArraySaverTM test and repair equipment, our PanelMasterTM inspection equipment, and customer support, which includes the sales of spare parts.
   ArrayCheckerTM and ArraySaverTM Product Revenue
     Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 6 and earlier generation test and repair products represented approximately 20% and 93% of revenue in the three month periods ended December 31, 2005 and 2004, respectively. The period-over-period decrease as a percentage of total revenue was due primarily to the shift in flat panel display manufacturers demand to our Generation 7 products as they move to a larger size glass substrate in the manufacturing process. Revenue from our Generation 7 products represented approximately 63% and 0% of revenue in the three month periods ended December 31, 2005 and 2004, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 and Generation 7 ArrayCheckerTM products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySaverTM products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the Array Repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 7 and future generation products.
     Revenue from our ArrayCheckerTM products represented approximately 75% and 64% of our total revenue for the three months ended December 31, 2005 and 2004, respectively. Revenue from our test products increased as a percentage of revenue primarily due to the level of capital expenditures of our customers as they invest in manufacturing capacity.
     Revenue from our ArraySaverTM products represented approximately 7% and 29% of our total revenue for the three months ended December 31, 2005 and 2004, respectively. Revenue from our repair products decreased as a percentage of total revenue partly due to the deferral of revenue associated with the Generation 7 products. For new products that have not been demonstrated to meet product specifications, we defer 100% of revenue until customer final acceptance which demonstrates that the product meets the customers’ specifications at the customers’ factory site.

     Revenue from our ArrayCheckerTM and ArraySaverTM products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with that portion of the remaining amount due after installation and upon final customer acceptance. Revenue for the three month period ended December 31, 2005 included a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.
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
     Revenue from our PanelMasterTM products represented approximately 10% of total revenue for the three month period ended December 31, 2005, with no corresponding revenue in the same period in the prior fiscal year. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. Because this is a new product line, we deferred 100% of the revenue until we received customer final acceptance, which we began receiving in the three months ended December 31, 2005.
   Customer Support and Spare Parts Revenue
     Revenue from customer support and spare parts represented approximately 8% and 7% of our total revenue in the three month periods ended December 31, 2005 and 2004, respectively. The increase is due in part to increased sales of spare parts and to the increased installed base of tools at our customers’ facilities.
   International Revenue
     Revenue by region for the periods indicated were as follows:

		Three Months Ended
	December 31,
	2005	Change	2004
		(dollars in millions)
Korea	$35.0	449%	$6.5
Taiwan	5.9	(29)%	8.3
Japan	0.6	(95)%	11.5
China	—	(100)%	10.4
Other	0.1	100%	—

Total Revenue	$41.6	14%	$36.7

     The changes in revenue from the three months ended December 31, 2005 as compared to the same period in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.
     In the three months ended December 31, 2005 and 2004, we invoiced revenue of approximately $701,000 and $11.5 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen.
   Revenue Outlook
     We expect total revenue for the second quarter of fiscal 2006 to be between $46.0 and $50.0 million. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2006 are subject to risks and uncertainties. Please see “Factors Affecting Operating Results” below for factors that could cause these forward looking statements not to come true.

   Gross Margin

		Three Months Ended
	December 31,
	2005	Change	2004
Gross Margin	46%	21%	38%
     Gross margins increased in the three month period ended December 31, 2005, as compared to the same period in the prior fiscal year. Gross margins in the current period were primarily impacted by:
•	A high mix of higher-margin ArrayCheckerTM systems; and

•	A favorable warranty adjustment related to the increased reliability and serviceability of our tools.
     Gross margins in the current period were, to a lesser extent, impacted by a higher mix of revenue related to the receipt of final customer acceptances following completed installation, which have higher margins associated with this portion of the sales price.
     We anticipate that our gross margin for our second quarter of fiscal 2006 will decrease due to the expected change in mix of lower gross margin products.
     Key factors that may impact our future gross margin include:
•	Our revenue mix between higher margin ArrayCheckerTM systems and lower margin ArraySaverTM and PanelMasterTM systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or pushouts by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.
Research and Development

		Three Months Ended
	December 31,
	2005	Change	2004
		(dollars in millions)
Expense	$8.1	(15)%	$9.5
Percent of Revenue	19%		26%
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. Our overall research and development spending decreased in the three months ended December 31, 2005, in both absolute dollars and as a percentage of revenue over the same period of the prior fiscal year due to lower spending on Generation 6 and 7 test, repair and inspection product development programs and to savings from the restructuring associated with the closing of our Markham, Canada location.
     We expect our research and development expenses to increase in absolute dollars during our second quarter of fiscal 2006 as compared to our first quarter due to an expected high level of non-recurring engineering payments and to higher material purchases as we continue our research and development efforts to address three areas:
•	Ramp up our automated inspection program to address mass production requirements;

•	Increase our efforts on Generation 7 and 7.5 products and launch programs for Generation 8 products; and

•	Invest funds in reliability and cost reduction initiatives.
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

Selling, General and Administrative

		Three Months Ended
	December 31,
	2005	Change	2004
		(dollars in millions)
Expense	$6.8	46%	$4.7
Percent of Revenue	16%		13%
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were higher in absolute dollars in the three months ended December 31, 2005 as compared to the same period in the prior fiscal year, primarily due to costs associated with SFAS No. 123R, to higher costs associated with audit and legal fees and to increased headcount.
     We expect these expenses in our second quarter of fiscal 2006 to remain flat to slightly lower compared to selling, general and administrative expenses of approximately $6.8 million in our first quarter of fiscal 2006. For fiscal 2006, we expect our selling, general and administrative expenses to be slightly lower in absolute dollars as compared to fiscal 2005 due to reduced expenses for consulting, elimination of one time costs related to our audit committee investigation and restatement of our fiscal 2004 financial statements, and reduced spending on Sarbanes-Oxley compliance work.
Stock-Based Compensation
     Effective October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period.
     We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123R. No employee stock-based compensation was reflected in net income/loss for the period ended December 31, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Prior to adoption of SFAS No. 123R, in the fourth quarter of fiscal 2005, our Board of Directors approved the accelerated and full vesting of all unvested outstanding stock options to purchase shares of common stock of Photon Dynamics, Inc. that were held by current employees, including executive officers, but excluding non-employee members of our Board of Directors, that had an exercise price greater than $25.00 issued under our Amended and Restated 1995 Stock Option Plan and 2001 Equity Incentive Plan. Options to purchase 340,718 shares were subject to this acceleration, which was effective as of September 1, 2005. The decision to accelerate the vesting of these options was made primarily to reduce future financial impact to our results of operations, since after analysis it was determined that the retention value of the underwater options was relatively small compared to the income charge to continue vesting these options following the adoption of SFAS No. 123R.
     We elected to adopt the modified prospective application method as provided by SFAS No. 123R. Accordingly, during the three months ended December 31, 2005, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.
     During the three months ended December 31, 2005, we recorded stock-based compensation related to stock options of approximately $926,000 and compensation cost in connection with employee stock purchase plan of approximately $95,000. Approximately $35,000 of stock-based compensation was capitalized as inventory and deferred gross margin at December 31, 2005.
     The compensation expense related to share-based payments is charged to cost of revenue, research and development and selling, general and administrative categories based upon employees who receive the awards.

     As of December 31, 2005, the unrecorded stock-based compensation balance related to stock options was $3.6 million and will be recognized over an estimated weighted average amortization period of 2.3 years.
Restructuring Charge

		Three Months Ended
	December 31,
	2005	Change	2004
Expense	$62,000	100%	$—
Percent of Revenue	0%		0%
     In April, 2005, we recorded a restructuring charge associated with a reduction in workforce and consolidation and closing of our facilities at our Markham, Canada location. The charge was comprised of expenses for employee severance and related benefits as a result of planned terminations of employees and expenses for contract termination costs associated with excess facilities under a long-term operating lease agreement for facilities we vacated in June 2005.
     Under the restructuring plan, certain employees were offered additional severance amounts and retention bonuses to stay through September 2005 and March 2006. We are accruing charges for these benefits ratably over the related service periods. We recorded additional restructuring charges of approximately $62,000 during the three months ended December 31, 2005 related to these severance and retention amounts. We expect to incur additional severance charges of approximately $76,000 in our second quarter of fiscal 2006. We expect to settle all employee severance and related benefits by the end of our third quarter of fiscal 2006.
     Under the restructuring plan, we expect annual savings in salary and benefits costs, amortization and rent expense of approximately $1.6 million to $2.0 million per fiscal year primarily in research and development. Expected salary and benefit savings will be partially offset by the expected replacement of approximately four of the eliminated positions, and we expect rent savings will be partially offset through March of 2006 by costs to sublease a smaller location in Markham, Ontario, Canada for the employees who have been offered retention benefits to complete specific projects and assist in the transition of technology. To date, our actual savings have approximated our expected savings.
Amortization of Intangibles

		Three Months Ended
	December 31,
	2005	Change	2004
Expense	$372,000	(6)%	$397,000
Percent of Revenue	1%		1%
     Amortization of intangibles remained relatively flat in absolute dollars in the three months ended December 31, 2005 compared to the same period in the prior fiscal year.
     Based on intangible assets recorded at December 31, 2005, and assuming no subsequent additions to, or impairment of, the underlying assets, we expect our quarterly amortization to be approximately $370,000 through fiscal 2006.
Interest Income and Other, Net

		Three Months Ended
	December 31,
	2005	Change	2004
Expense	$500,000	(60)%	$1.3 million
Percent of Revenue	1%		3%
     Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense. The lower level of interest income and other, net, in the three month period ended December 31, 2005 as compared to the same period of the prior fiscal year, was primarily attributable to a decreased effect of transaction gains and losses.

Provision for Income Taxes

	Three Months Ended
	December 31,
	2005	Change	2004
Expense	$352,000	802%	$39,000
Percent of Revenue	1%		0%
     The effective tax rates for the three month periods ended December 31, 2005 and 2004, were 8% and 7%, respectively. The effective tax rate for the three month period ended December 31, 2005 is lower than the statutory rate due to tax benefits arising from net operating losses.
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
Discontinued Operations

	Three Months Ended
	December 31,
	2005	Change	2004
Loss	$(680,000)	(11,233)%	$(6,000)
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Loss from discontinued operations for the three months ended December 31, 2005 consists primarily of additional legal charges related to our lawsuit with a former executive officer in the printed circuit board assembly inspection business, offset by the reversal of an accrual related to our Austin, Texas lease, for which we negotiated a settlement during the quarter; and amounts related to the amortization of certain reserves related to a contingent warranty and to lease obligations in the former cathode ray tube display and high quality glass inspection business.
     We do not expect losses from these businesses to be material in the foreseeable future; however, an adverse judgment in the Amtower v Photon Dynamics, Inc. lawsuit could have a material adverse effect on the results of operations from discontinued operations.
Liquidity and Capital Resources
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $122.1 million as of December 31, 2005, compared to $116.5 million as of September 30, 2005. A major component of working capital is $92.7 million of cash, cash equivalents and short-term investments as of December 31, 2005, compared to $93.0 million as of September 30, 2005.
Operating Activities of Continuing Operations
     Cash used in operating activities from continuing operations was approximately $86,000 in the first three months of fiscal 2006. Cash was used in continuing operations in the three months ending December 31, 2005, despite our net income, adjusted for non-cash related items, because of our use of approximately $6.9 million of cash in investment in working capital, the primary source being a decrease of approximately $3.5 million in our accounts payable and an increase in accounts receivable of approximately $1.3 million, offset by an increase in other current liabilities of approximately $3.6 million. In addition, we saw a decrease of approximately $6.9 million in our deferred gross margin as we received final acceptance on systems deferred as of September 30, 2005.
Investing Activities of Continuing Operations
     Cash provided by investing activities from continuing operations was approximately $270,000 in the first three months of fiscal 2006. Cash provided by investing activities was primarily the result of approximately $465,000 of net maturities and sales of short-term investments, offset by capital expenditures of $195,000.

Financing Activities of Continuing Operations
     Cash provided by financing activities from continuing operations was approximately $362,000 in the first three months of fiscal 2006 resulting from sales of our common stock under our employee equity compensation plans.
     The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
     We have a bank line of credit (“line of credit”) that currently has a $4.0 million borrowing capacity with an interest rate of floating prime with an expiration date of October 2006. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At December 31, 2005, no amounts were outstanding under the line of credit.
Operating, Investing and Financing Activities of Discontinued Operations
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Net cash provided by (used in) discontinued operations, consisting primarily of changes in working capital balances, during the three month periods ended December 31, 2005 and 2004 is as follows:

	Three Months Ended
	December 31,
	2005	2004
	(In thousands)
Printed circuit board business	$(410)	$(94)
Cathode ray tube display and high quality glass inspection business	(3)	144

Net cash used in discontinued operations	$(413)	$50

Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at December 31, 2005. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2006(1)	2007	2008	2009	2010	Thereafter
				(In thousands)
Notes payable	$1,500	$500	$1,000	$—	$—	$—	$—
Operating lease obligations	13,908	2,287	2,936	2,664	2,624	2,714	683
Purchase obligations	36,367	31,329	4,979	59	—	—	—

Total	$51,775	$34,116	$8,915	$2,723	$2,624	$2,714	$683

(1)	Remaining 9 months
     Notes payable consist primarily of promissory notes issued in connection with the acquisition of Quantum Composers, Inc. and Tucson Optical Research Corporation. These notes mature through fiscal 2007.
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
Impact of Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with our first quarter of fiscal year 2007. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations, financial position or cash flows.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 was effective for our nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 did not have a material effect on our consolidated financial position, results of operations and cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS No. 123R requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. In March 2005, the SEC issued Staff Accounting Bulletin 107, which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of FSAS No. 123R in the fiscal quarter ended December 31, 2005, had a material impact on our consolidated financial position, results of operations and cash flows. For more information on stock-based compensation costs during the three months ended December 31, 2005, see Note 7, “Stock-Based Compensation.”
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Factors Affecting Operating Results
We have sustained losses and we may sustain losses in the future.
     Although we reported net income for the three months ended December 31, 2005, we reported a net loss for the fiscal year ended September 30, 2005, as well as net losses for each of the fiscal years ended September 30, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we have increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to again achieve profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.
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
     We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our products may experience design and reliability issues. For example, our original Generation 7 ArrayCheckerTM and ArraySaverTM systems required longer than anticipated time periods to bring them to full production due to design and reliability issues. If our products have performance, reliability or quality problems, then we may experience:
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
     Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. In fiscal 2004, we saw AMLCD product supply exceed demand. Though this oversupply was later moderated by panel price decreases, it resulted in a slowdown in capacity increases in fiscal 2005, with flat panel display manufacturers having carefully considered new capacity investments.
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
     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first quarter of fiscal 2006 and all of fiscal 2005 were as follows: our top 2 customers accounted for 84% of our revenue in the first three months of fiscal 2006, and our top five customers accounted for 67% of our revenue in fiscal 2005.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. During fiscal 2005, we had one material weakness in our internal control over financial reporting that we are working to remediate. However, there is no guarantee that once we remediate this material weakness, our internal control over financial reporting will continue to be adequate to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting standards, or that our independent registered public accounting firm will concur with our assessments in the future. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. This is especially true because we have had a number of material weaknesses in the past that we have remediated, which was expensive and time consuming to do. In the future, if we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to further regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and potentially result in a decline of our stock price.
     We have previously disclosed material weaknesses in our internal control over the financial close process and sales order fulfillment and revenue recognition process, and additionally, restated our quarterly results of operations and financial condition for both the first and the third quarters of fiscal 2005. Although we committed significant resources to remediate these weaknesses, we encountered an additional material weakness in the fourth quarter of fiscal 2005 and there can be no assurances that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may occur in the future or new material weaknesses may be found to exist, these material weaknesses may have a material effect on our company, or our results of operations, or result in a failure to meet our reporting obligations.
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
     In addition, we may also elect to change our strategic direction and may no longer have need for the acquired businesses or technologies. For example, in 2004 we determined not to pursue new business for RTP Systems acquired in November 2002. In the third quarter of fiscal 2004, we sold all of our assets related to our TFT-LCD backlight inverter business acquired in September 2002. In 2003, we exited the printed circuit board assembly inspection and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.
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
     Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has required us to record charges to earnings for employee stock option grants beginning in this quarter ended December 31, 2005. This accounting standard has had a material impact on our consolidated financial statements as reported under generally accepted accounting principles. In addition, regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In September 2005, in order to attempt to mitigate the impact of these changes on our financial statements going forward, we accelerated vesting of all employee options granted at a price of $25 per share or more.
     To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
     We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. In fiscal 2005, approximately $19.3 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen, and, at September 30, 2005, approximately $243,000 of our accounts receivable was denominated in currencies other than U.S. dollars, all of which was in Japanese yen. In the three month period ended December 31, 2005, approximately $701,000 of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen. At December 31, 2005, approximately $403,000 of our accounts receivable was denominated in currencies other than U.S. dollars, primarily in Japanese yen, which results in nominal risk exposure.
     Although a relatively considerable portion of our revenue in fiscal 2005 was denominated in currencies other than U.S. dollars, we expect that our cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is minimal.
Market Risk
     Our market risk as described under the heading “Interest Rate Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2005, has not changed significantly.
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
     We disclosed a material weakness in our Annual Report on Form 10-K for fiscal 2005. We require additional time and testing to ensure that this material weakness has been completely remediated, and the revised controls as described below are operating effectively and consequently, we have not yet been able to conclude that this material weakness no longer exists. Based on the foregoing and our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Control Over Financial Reporting in the First Quarter of Fiscal 2006
     As described in our fiscal 2005 Annual Report on Form 10-K, we reported a material weakness in our financial reporting process arising from not contemporaneously documenting and evaluating complex and unusual transactions of a material nature and communicating such evaluation to our Audit Committee on a timely basis. During the first quarter of fiscal 2006, we started a process for contemporaneously documenting and evaluating material, complex and unusual transactions and reporting to the Audit Committee those transactions which involve a significant level of management judgment or which by the nature of the transaction rise to the level of communication to the Audit Committee. We are continuing to refine this process. During the period covered by this report, we have additionally implemented the following significant change in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
We instituted a quarterly self-assessment program whereby each process owner evaluates the operating effectiveness of their respective controls. Each process self-assessment is then reviewed and discussed and subsequently approved by management.
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
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We and certain of our directors and officers have been named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The plaintiff, who previously served as one of our officers, has asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff is seeking damages in excess of $8 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. On December 2, 2005, the Court denied defendants’ motion for summary judgment. The trial of this case is scheduled to begin on April 3, 2006. We believe that the plaintiff’s case is without merit and we intend to defend this action vigorously. We cannot predict the outcome of this litigation and we have recorded an accrual for legal charges related to this litigation. We believe that an adverse judgment in this litigation could have a material adverse effect on our financial condition, results of operations and cash flows.
     This lawsuit was previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
     From time to time, we are subject to certain other legal proceedings and claims that arise in the ordinary course of business. Additionally, in the ordinary course of business we may potentially be subject to future legal proceedings that could individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.
ITEM 1A. Risk Factors
     The requirement to include the risk factors called by this item of Form 10-Q will not become effective until the Form 10-Q is filed for the first quarter of fiscal 2007. However, please refer to the information set forth under “Part I, Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Operating Results” for a discussion of risk factors facing Photon Dynamics.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
Exhibits
     See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ Maureen L. Lamb

Maureen L. Lamb
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)
Dated: February 9, 2006

Exhibit Index

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.43	Form of Stock Option Agreement for use in the 2005 Equity Incentive Plan

10.53(2)	Photon Dynamics Management Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234), filed with the SEC on January 24, 2006, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.