Form 10-Q
period 2006-03-31
PHOTON DYNAMICS INC
filed 2006-05-10
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, there were 17,041,869 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS*

	March 31,	September 30,
	2006	2005
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$19,600	$20,288
Short-term investments	68,713	72,738
Accounts receivable, net of allowance for doubtful accounts of $153 in each period	38,523	27,067
Inventories	31,183	32,545
Other current assets	4,390	3,932

Total current assets	162,409	156,570

Land, property and equipment, net	17,805	19,366
Other assets	3,632	4,390
Intangible assets, net	2,460	3,205
Goodwill	153	153

Total assets	$186,459	$183,684

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,169	$13,005
Warranty	4,784	5,346
Other current liabilities	11,194	8,618
Deferred gross margin	5,393	13,113

Total current liabilities	34,540	40,082

Other non-current liabilities	982	1,008

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	290,300	287,765
Accumulated deficit	(139,604)	(145,489)
Accumulated other comprehensive income	241	318

Total shareholders’ equity	150,937	142,594

Total liabilities and shareholders’ equity	$186,459	$183,684

*	Amounts as of March 31, 2006 are unaudited. Amounts as of September 30, 2005 are derived from the September 30, 2005 audited financial statements.
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except per share data)
Revenue	$50,322	$25,326	$91,955	$61,965
Cost of revenue	33,069	18,768	55,451	41,549

Gross margin	17,253	6,558	36,504	20,416

Operating expenses:
Research and development	8,560	9,818	16,631	19,288
Selling, general and administrative	6,984	6,107	13,835	10,791
Restructuring charge (benefit)	(32)	—	30	—
Impairment of property and equipment	—	382	—	382
Amortization of intangible assets	373	398	745	795

Total operating expenses	15,885	16,705	31,241	31,256

Income (loss) from operations	1,368	(10,147)	5,263	(10,840)
Interest income and other, net	1,019	164	1,519	1,419

Income (loss) from continuing operations before income taxes and discontinued operations	2,387	(9,983)	6,782	(9,421)
Provision for income taxes	199	359	551	398

Income (loss) from continuing operations before discontinued operations	2,188	(10,342)	6,231	(9,819)
Income (loss) from discontinued operations	334	(4)	(346)	(10)

Net income (loss)	$2,522	$(10,346)	$5,885	$(9,829)

Income (loss) per share from continuing operations:
Basic	$0.13	$(0.61)	$0.37	$(0.58)

Diluted	$0.13	$(0.61)	$0.37	$(0.58)

Income (loss) per share from discontinued operations:
Basic	$0.02	$(0.00)	$(0.02)	$(0.00)

Diluted	$0.02	$(0.00)	$(0.02)	$(0.00)

Net income (loss) per share:
Basic	$0.15	$(0.61)	$0.35	$(0.58)

Diluted	$0.15	$(0.61)	$0.34	$(0.58)

Weighted average number of shares:
Basic	17,018	16,948	17,011	16,909
Diluted	17,077	16,948	17,062	16,909
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$6,231	$(9,819)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	2,959	2,827
Amortization of intangible assets	745	795
Impairment of property and equipment	—	382
Non-cash stock-based compensation	2,003	—
Non-employee stock ownership expense	14	35
Accretion of non-interest bearing notes payable	22	39
Changes in assets and liabilities:
Accounts receivable	(11,456)	40,660
Inventories	1,521	260
Other current assets	(634)	(1,066)
Other assets	48	(251)
Accounts payable	243	(10,270)
Other current liabilities	1,789	(85)
Deferred gross margin	(7,720)	(3,189)
Other liabilities	(30)	(45)

Net cash provided by (used in) operating activities from continuing operations	(4,265)	20,273
Net cash used in operating activities from discontinued operations	(580)	(436)

Net cash provided by (used in) operating activities	(4,845)	19,837

Cash flows from investing activities:
Purchase of property and equipment	(1,408)	(4,094)
Purchase of short-term investments	(43,175)	(40,519)
Maturities and sales of short-term investments	47,383	21,998

Net cash provided by (used in) investing activities from continuing operations	2,800	(22,615)

Cash flows from financing activities:
Issuance of common stock	1,617	1,640
Net repayment of short-term borrowings	—	(192)

Net cash provided by financing activities from continuing operations	1,617	1,448
Net cash used in financing activities from discontinued operations	—	(121)

Net cash provided by financing activities	1,617	1,327

Effect of exchange rate changes on cash and cash equivalents	(260)	79

Net decrease in cash and cash equivalents from continuing operations	(108)	(815)
Net decrease in cash and cash equivalents from discontinued operations	(580)	(557)

Net decrease in cash and cash equivalents	(688)	(1,372)
Cash and cash equivalents at beginning of period	20,288	25,483

Cash and cash equivalents at end of period	$19,600	$24,111

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
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the Securities and Exchange Commission on December 14, 2005. Operating results for the three and six month periods ended March 31, 2006, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2006.
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
     The Company’s customers are located in Korea, Taiwan, Japan and China. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $523,000 and $6.1 million of revenue that was recognized in the three months ended March 31, 2006 and 2005, respectively; and approximately $1.2 million and $17.6 million of revenue that was recognized in six months ended March 31, 2006 and 2005, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese yen. The Company believes its credit evaluation prior to shipment, credit instruments such as letters of credit, and subsequent monitoring of customer status mitigate credit risk.
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
     Interest Income. Interest income was approximately $842,000 and $512,000 for the three months ended March 31, 2006 and 2005, respectively, and approximately $1.6 million and $889,000 for the six months ended March 31, 2006 and 2005, respectively.
     Variable Interest Entity. In November 2005, Photon Dynamics entered into agreements which commit the Company to provide funding to an early-stage development company subject to certain conditions and milestones. The funding is in the form of a convertible note. In addition, in exchange for providing a limited use license to certain of the Company’s intellectual property, the Company received a minority equity interest. For accounting purposes, Photon Dynamics will be considered to be the primary beneficiary within the provisions of FASB Financial Interpretation No. 46 (revised 2003) “Consolidation of Variable Interest Entities.” As of March 31, 2006, the assets, liabilities and results of operations of this entity were included in the Company’s condensed consolidated financial statements. This consolidation did not have a material impact on the Company’s results of operations or financial position. Due to the nature of the agreement, the Company determined that since Photon Dynamics is essentially providing 100% of the funding, there is no offset for minority interest until such time as the entity obtains funding from other sources.
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
NOTE 2 — Financial Statement Components

	March 31,	September 30,
	2006	2005
	(in thousands)
Inventories:
Raw materials	$12,683	$12,476
Work-in-process	15,904	19,327
Finished goods	2,596	742

Total	$31,183	$32,545

Other current liabilities:
Compensation	$4,108	$3,838
Commissions	447	295
Vendor obligations	681	286
Professional fees	1,337	1,314
Employee notes payable	547	490

	March 31,	September 30,
	2006	2005
	(in thousands)
Customer deposits	1,800	—
Other accrued expenses	2,274	2,395

Total	$11,194	$8,618

Deferred gross margin:
Deferred system sales	$7,324	$25,481
Deferred cost of revenue related to system sales	(1,931)	(12,368)

Total	$5,393	$13,113

Accumulated other comprehensive income:
Foreign currency translation adjustments	$383	$643
Unrealized losses on available for sale securities	(142)	(325)

Total	$241	$318

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
     The following table summarizes the results of discontinuing the printed circuit board assembly inspection products former reporting segment for the three and six months ended March 31, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Cost of revenue	$—	$(132)	$—	$(132)

Gross margin	—	132	—	132

Operating expenses:
Selling, general and administrative	$(324)	$135	$374	$139

Total operating expenses	(324)	135	374	139

Income (loss) from discontinued operations	$324	$(3)	$(374)	$(7)

     Income from discontinued operations for the three months ended March 31, 2006 consists primarily of approximately $570,000 of adjustments to the December 31, 2005 legal liability related to the Amtower v. Photon Dynamics, Inc. lawsuit (see Note 9), offset by approximately $246,000 of additional legal charges. Loss from discontinued operations for the six months ended March 31, 2006 consists primarily of legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit (see Note 9), offset by deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility.
     Loss from discontinued operations for the three and six months ended March 31, 2005 includes approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations and additional legal charges related to the Amtower v. Photon Dynamics Inc. lawsuit.

     The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	March 31,	September 30,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Other current assets	$306	$175

Total current assets	306	175
Other assets:
Other non-current assets	—	1,016

Total assets	$306	$1,191

LIABILITIES
Current liabilities:
Other current liabilities	$790	$579

Total current liabilities	790	579
Other liabilities:
Other non-current liabilities	—	42

Total liabilities	$790	$621

     Other current assets at March 31, 2006, include approximately $306,000 related to insurance receivable for reimbursable legal costs on the Amtower v. Photon Dynamics, Inc. lawsuit (see Note 9). Other current liabilities at March 31, 2006, include accrued legal charges related to Amtower v Photon Dynamics, Inc. lawsuit (see Note 9) and a liability related to potential vendor obligations.
     Other current assets at September 30, 2005 included approximately $175,000 in security deposits on the Austin, Texas facility lease, while Other current liabilities and Other non-current liabilities included approximately $79,000 and $42,000, respectively, related to lease obligations associated with this lease. In December 2005, the Company settled its lease obligations on its Austin, Texas facility.
     Other non-current assets at September 30, 2005, included a receivable of approximately $1.0 million against shares that were being held in escrow related to the Company’s acquisition of Intelligent Reasoning Systems, Inc (“IRSI”). An aggregate of 57,195 shares of Photon Dynamics, Inc. common stock, issued in July 2001 as part of a share purchase agreement with IRSI, were held in an escrow account pending resolution of the Company’s claim against the escrow related to the Austin facility lease. During the quarter ended December 31, 2005, the Company settled its lease obligations and filed claim against the escrow. During the quarter ended March 31, 2006, the Company’s claim against the escrow was accepted and the Company received 50,319 shares, while the remaining 6,876 shares were distributed to the former shareholders of IRSI. The Company cancelled the 50,319 shares and the balance of the escrow account at the time of share cancellation of approximately $1.3 million was recorded as a reduction of common stock in the condensed consolidated financial statements.
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

	One-Time
	Termination
	Benefits	Other Costs	Total
	(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash payments	(614)	(652)	(1,266)
Adjustments to the liability	(82)	(474)	(556)

Balance at September 30, 2005	—	200	200
Cash payments	—	—	—
Adjustments to the liability	—	—	—

Balance at March 31, 2006	$—	$200	$200

     The balance of $200,000 remaining at March 31, 2006, consists primarily of potential vendor obligations.

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
     The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products former reporting segment for the three and six months ended March 31, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Cost of revenue	$(17)	$—	$(34)	$—

Gross margin	17	—	34	—

Operating expenses:
Selling, general and administrative	7	1	7	3

Total operating expenses	7	1	—	3

Income (loss) from discontinued operations	$10	$(1)	$28	$(3)

     Income from discontinued operations for the three and six months ended March 31, 2006, includes approximately $17,000 and $34,000, respectively, of adjustments to reduce the estimated warranty liability.
     The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	March 31,	September 30,
	2006	2005
	(in thousands)
LIABILITIES
Other current liabilities:	$31	$74

     Other current liabilities at March 31, 2006, relate to operating lease obligations. Lease obligations are to be paid out through October 2007.
     In the third quarter of fiscal 2003, in accordance with SFAS No. 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Other Costs	Total
	(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash payments	(1,116)	(393)	(61)	(1,570)
Adjustments to the liability	—	(304)	50	(254)

Balance at September 30, 2005	—	74	—	74
Cash payments	—	(9)	—	(9)
Costs incurred and charged to expense	—	(34)	—	(34)
Adjustments to the liability	—	—	—	—

Balance at March 31, 2006	$—	$31	$—	$31

     Future minimum lease payments, due by fiscal year are approximately $19,000 and $12,000 for the remainder of fiscal 2006 and for fiscal 2007, respectively.

NOTE 4 — Goodwill and Other Purchased Intangible Assets
Goodwill
     The carrying value of goodwill was approximately $153,000 at both March 31, 2006, and September 30, 2005. There were no additions or adjustments to goodwill during the six months ended March 31, 2006. There have been no significant events or circumstances negatively affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2005.
     Goodwill of $153,000 as of March 31, 2006, relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.
Intangible Assets
     The components of intangible assets as of March 31, 2006 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Gross carrying amount at March 31, 2006	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(452)	(1,203)	(758)	(647)	(3,060)

Net carrying amount at March 31, 2006	$554	$1,205	$380	$321	$2,460

     The components of intangible assets as of September 30, 2005 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Gross carrying amount at September 30, 2005	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(326)	(902)	(568)	(519)	(2,315)

Net carrying amount at September 30, 2005	$680	$1,506	$570	$449	$3,205

     The following table summarizes the activity during the six months ended March 31, 2006:

	Net	Net	Net	Net Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
Net carrying amount at September 30, 2005	$680	$1,506	$570	$449	$3,205
Amortization during the period	(126)	(301)	(190)	(128)	(745)

Net carrying mount at March 31, 2006	$554	$1,205	$380	$321	$2,460

     Based on intangible assets recorded at March 31, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense relating to intangible assets at March 31, 2006, is approximately $745,000, $1.2 million and $558,000 in the remainder of fiscal 2006, fiscal 2007 and fiscal 2008, respectively.
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

     The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter of fiscal 2005, which was comprised of approximately $430,000 for employee severance and related benefits and approximately $246,000 related to contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through October 2007, net of a sublease agreement the Company entered into in April 2005, and to costs associated with the book value of leasehold improvements. The Company recorded a total restructuring charge of approximately $1.2 million in the fiscal year ended September 30, 2005. The Company recorded an additional restructuring charge of approximately $107,000 during the six months ended March 31, 2006, which represents the ratable charges for employee severance and related retention benefits that were to be paid through March 31, 2006. This charge was offset by approximately $77,000 of adjustments to the liability for bonuses not paid. These charges were reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total
	(in thousands)
Inception of liability	$430	$246	$676
Cash payments	(526)	(21)	(547)
Costs incurred and charged to expense	521	—	521
Adjustments to the liability	24	(166)	(142)

Balance at September 30, 2005	449	59	508
Cash payments	(458)	(6)	(464)
Costs incurred and charged to expense	107	—	107
Adjustments to the liability	(98)	(7)	(105)

Balance at March 31, 2006	$—	$46	$46

     As of March 31, 2006, the remaining liability of approximately $46,000 is reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets and relates primarily to the lease, which continues through October, 2007. All termination benefits were paid out by March 31, 2006. Adjustments to the liability represent an adjustment to bonus amounts accrued and foreign currency translation effects on the liability.
NOTE 6 — Comprehensive Income
     The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$2,522	$(10,346)	$5,885	$(9,829)
Other comprehensive loss:
Net change in unrealized gain (loss) on investments	109	(101)	183	(257)
Change in foreign currency translation	(214)	(49)	(260)	79

Other comprehensive loss	(105)	(150)	(77)	(178)

Total comprehensive income (loss)	$2,417	$(10,496)	$5,808	$(10,007)

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

     At March 31, 2006, the Company had two stock-based employee compensation plans, which are described in more detail below.
     Prior to the Adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” No employee stock-based compensation was reflected in net income for the three and six month periods ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The proforma information under SFAS No. 123 for the three and six months ended March 31, 2005 was as follows:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
	(in thousands, except per share data)
Net loss — as reported	$(10,346)	$(9,829)
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(1,922)	(3,929)

Net loss — pro forma	$(12,268)	$(13,758)

Basic net loss per share — as reported	$(0.61)	$(0.58)

Diluted net loss per share — as reported	$(0.61)	$(0.58)

Basic net loss per share — pro forma	$(0.72)	$(0.81)

Diluted net loss per share — pro forma	$(0.72)	$(0.81)

     Impact of the adoption of SFAS No. 123R. The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under that transition method, compensation cost recognized in the three and six months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and six months ended March 31, 2006 was as follows:

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006
	(in thousands, except per share data)
Stock-based compensation expense by type of award: :
Employee stock options	$997	$1,923
Employee stock purchase plan	144	239
Amounts capitalized as inventory and deferred gross margin	(124)	(159)

Total stock-based compensation	1,017	2,003
Tax effect on stock-based compensation	—	—

Net effect on net income	$1,017	$2,003

Effect on net income per share:
Basic	$0.06	$0.12

Diluted	$0.06	$0.12

     Equity Incentive Program. The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At March 31, 2006, the equity incentive program consisted of: the 2005 Non-Employee Directors’ Stock Option Plan, under which non-employee directors may be granted options to purchase shares of the Company’s stock; and the 2005 Equity Incentive Plan, under which officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units, and other types of equity awards. The 2005 Non-Employee Directors’ Stock Option Plan permits the grant of share options for up to 400,000 shares of common stock, while the 2005 Equity Incentive Plan permits the grant of share options for up to 1,450,000 shares of common stock. Under the equity incentive program, stock options generally have a vesting period of 50 to 60 months are generally exercisable for a period of seven to ten years from the date of issuance and are generally granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. No restricted stock units have been granted under the equity incentive program.
     The following table provides certain information with respect to all of Photon Dynamics’ equity compensation plans in effect as of March 31, 2006:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,096,195	$23.62	750,457
Equity compensation plans not approved by security holders	625	$16.88	—

Total	2,096,820	$23.62	750,457

     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. Expected volatilities used in fiscal 2006 are based on implied volatilities from traded options on the Company’s stock. Prior to the adoption of SFAS No. 123R, the Company primarily used historical volatility in deriving its expected volatility assumption. The Company determined that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than a historical volatility. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from a numerical model of the Company’s stock price and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The fair value of each option grant in the three and six month periods ended March 31, 2006 and 2005 used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Stock option plan:
Expected volatility	44%	84%	44%	74%
Risk free rate	4.44%	3.74%	4.38%	3.04%
Expected term (in years)	3.6	5.0	3.7	5.3
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

     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2005	1,663,308	1,946,274	$24.64
Plan shares expired	(706,262)	—	—
Options granted	(368,150)	368,150	19.07
Options canceled/expired	161,561	(161,561)	28.15
Options exercised	—	(56,043)	15.98

Balances at March 31, 2006	750,457	2,096,820	$23.62	7.6	$1,235

Vested and expected to vest at March 31, 2006		1,908,848	$24.04	7.5	$1,169

Exercisable at March 31, 2006		1,240,410	$26.58	6.9	$911

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.75 as of March 31, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
     The weighted average grant date fair value of options granted during the six months ended March 31, 2006 was $7.19 per share. The total intrinsic value of options exercised during the six month period ended March 31, 2006 was approximately $224,000. The total cash received from employees as a result of stock option exercises during the six months ended March 31, 2006 was approximately $895,000. In connection with these exercises, the tax benefits realized by the Company for the six months ended March 31, 2006 was minimal.
     The Company settles employee stock option exercises with newly issued common shares.
     As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $4.4 million and will be recognized over an estimated weighted average amortization period of 1.6 years.
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
     The fair value of the stock purchase plan is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value in the three and six month periods ended March 31, 2006 and 2005 used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Stock purchase plan:
Expected volatility	44%	65%	44%	65%
Risk free rate	4.2%	2.52%	4.2%	2.52%
Expected term (in years)	0.5	1.3	0.5	1.3
     The compensation cost in connection with the employee stock purchase plan for the six months ended March 31, 2006 was $239,000. There were 45,309 shares purchased under the employee stock purchase plan during the six months ended March 31, 2006. Total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $722,000 during the six months ended March 31, 2006.
     The plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At March 31, 2006, a total of 954,691 shares were reserved and available for issuance under this plan.
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

     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$2,188	$(10,342)	$6,231	$(9,819)
Net income (loss) from discontinued operations	334	(4)	(346)	(10)

Net income (loss)	$2,522	$(10,346)	$5,885	$(9,829)

Denominator:
Weighted average shares for basic net income per share	17,018	16,948	17,011	16,909
Effect of dilutive securities: Employee stock options	59	— (1)	51	— (1)

Weighted average shares for diluted net income per share	17,077	16,948	17,062	16,909

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.13	$(0.61)	$0.37	$(0.58)
Net income (loss) from discontinued operations	0.02	(0.00)	(0.02)	(0.00)

Net income (loss) per share	$0.15	$(0.61)	$0.35	$(0.58)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.13	$(0.61)	$0.37	$(0.58)
Net income (loss) from discontinued operations	0.02	(0.00)	(0.02)	(0.00)

Net income (loss) per share	$0.15	$(0.61)	$0.34	$(0.58)

(1)	The effect of potentially dilutive securities from employee stock options to purchase 165,339 and 150,761 shares of common stock for the three and six months periods ended March 31, 2005 were not included in the computation of diluted net income (loss) per share as the effect is anti-dilutive due to net losses.
     During the three and six month periods ended March 31, 2006, options to purchase 1,821,991 and 1,781,782 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive. During the three and six month periods ended March 31, 2005, options to purchase 1,213,453 and 1,244,078 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.
NOTE 9 — Commitments and Contingencies
Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $30.6 million as of March 31, 2006 and $33.8 million as of September 30, 2005.
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

     Changes in the Company’s product liability during the six month period ended March 31, 2006 and 2005 were as follows:

	Six Months Ended
	March 31,
	2006	2005
	(in thousands)
Beginning balance	$5,346	$6,194
Estimated warranty cost of new shipments during the period	3,037	2,255
Warranty costs during the period	(1,691)	(2,532)
Changes in liability for pre-existing warranties, including expirations	(1,908)	284

Ending balance	$4,784	$6,201

     The Company’s warranty liability at March 31, 2006 decreased from the September 31, 2005 balance in part due to warranty cost decreases resulting from improved efficiency of the Company’s service organization and improved reliability of its tools over the last three quarters.
Legal Proceedings
     The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. The Company has recorded an accrual for legal charges incurred, as well as committed but unpaid expenses, related to this litigation.
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
     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Revenue:
Korea	$31,128	$4,655	$66,175	$11,035
Taiwan	18,429	14,235	24,350	22,574
Japan	765	3,541	1,430	15,074
China	—	2,895	—	13,282

Total	$50,322	$25,326	$91,955	$61,965

     The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue:
ArrayCheckerTM	56%	48%	65%	58%
ArraySaverTM	31%	35%	20%	31%
PanelMasterTM	6%	1%	8%	—
Customer spares and other	7%	16%	7%	11%

Total	100%	100%	100%	100%

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Customer A	38%	15%	39%	16%
Customer B	24%	*	33%	*
Customer C	21%	*	11%	*
Customer D	*	12%	*	22%
Customer E	*	14%	*	16%
Customer F	*	16%	*	*
Customer G	*	*	*	20%

*	Customer accounted for less than 10% of total revenue for the period.
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	March 31,	September 30,
	2006	2005
Customer A	29%	29%
Customer B	*	19%
Customer C	*	19%
Customer D	10%	10%
Customer E	21%	*
Customer F	12%	*

*	Customer accounted for less than 10% of total gross accounts receivable for the period.
     Long-lived assets by geographical area are as follows:

	March 31,	September 30,
	2006	2005
	(In thousands)
United States	$18,849	$21,022
Canada	129	519
Other	1,440	1,183

Total	$20,418	$22,724

NOTE 11 — Related Party Transactions
     During the three and six month periods ended March 31, 2006, the Company recorded approximately $8,000 and $14,000, respectively, in stock ownership expense related to options granted to a board member in his role as a consultant. During the three and six month periods ended March 31, 2005, the Company recorded approximately $0 and $35,000, respectively, in stock ownership expense related to options granted to this board member in his role as a consultant.
     During the three and six month periods ended March 31, 2005, the Company paid $36,000 and $72,000, respectively to a member of the Company’s board of directors for consulting services rendered to the Company.

NOTE 12 — Provision for Income Taxes
     For the three and six month periods ended March 31, 2006, the Company recorded a provision for income taxes of approximately $199,000 and $551,000, respectively. The effective tax rate for the three and six month periods ended March 31, 2006 is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards. For the three and six month periods ended March 31, 2005, the Company recorded a provision for income taxes of approximately $359,000 and $398,000, respectively. The Company had a provision for income taxes despite a net loss position in both the three and six month periods ended March 31, 2005 due primarily to foreign income taxes.
NOTE 13 — Subsequent Events
     The trial of the Company’s lawsuit Amtower v. Photon Dynamics, Inc. commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy (See Note 9). The plaintiff has the right to appeal the judgments.

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
Focus on Flat Panel Display Industry
     We have not always focused solely on the flat panel display industry. Previously, we also produced printed circuit board assembly inspection products and cathode ray tube display and high quality glass inspection products. However, we exited these businesses during fiscal 2003 as we believed that they did not have the potential to be profitable for us. Accordingly, the operating results of these former businesses are reclassified as discontinued operations for all periods presented.

     In the first quarter of fiscal 2004, we suspended operations in the low temperature poly-silicon (“LTPS”) technology and the inverter markets. Although we did not actively pursue new LTPS business opportunities, we continued to support LTPS systems in the field with parts and service through March 31, 2005. Having completed substantially all our customer commitments, we wrote off the remaining assets associated with the LTPS technology in second quarter of fiscal 2005. In our third quarter of fiscal 2004, we sold all assets related to the inverter business.
     Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear strategy and direction. Our management team has been focused on several imperatives to support these objectives:
•	Product Focus: We continue to improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations. We seek to couple this improved system performance with our expert applications engineering services to provide the best possible business solutions to our customers.

•	Quality Focus: We continue to implement processes to drive product quality improvement and ease of use for our customers.

•	Technology Leadership: We continue to emphasize our research and development to maintain our technology leadership in our products. We have formed an advance technology organization to focus on our ArrayCheckerTM product, our camera development for all of our products, and our repair and defect classification algorithms for the ArraySaverTM and PanelMasterTM products.

•	Financial Improvement: We continue our efforts to improve financial performance. To achieve these goals, we will continue to look for vertical integration opportunities, source certain raw materials and certain system integration in Asia, and expand sales and marketing of our service product offerings.
     Furthermore, we have focused additional resources to strengthen our reporting structure, processes, and corporate governance within our organization.
     In fiscal 2006, we are focusing on three key areas to improve our results of operations:
•	Gross margin improvement;

•	New product introduction execution; and

•	Strengthening market leadership in our yield management portfolio of products.
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

     Growth in the AMLCD television market is expected to continue to fuel the overall growth in the flat panel display market. While AMLCD television demand lagged during the first half of calendar year 2004, it picked up momentum during the second half of the year and into calendar year 2005. End market demand for AMLCD television is projected to accelerate during calendar year 2006. Calendar year 2006 AMLCD television panel demand is forecasted to be roughly double that of calendar 2005. This increased demand has been driven primarily by larger sized AMLCD televisions; however seasonal demand for 32-inch and smaller AMLCD televisions has slowed and is creating some inventory buildup. However, there are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability.
     Demand for our Generation 6 test and repair equipment remains high and our Generation 7 test and repair system installation and acceptance is underway. Generation 7 factories continue to ramp to full capacity production levels and one Generation 8 factory is currently scheduled to start in October 2006. However, despite positive capacity investment news, there is an element of uncertainty in terms of timing, particularly with respect to new factory investments for manufacturers in Taiwan, China and Korea and plans for expansion have not solidified. In addition, we continue to see a growing interest in our automated inspection systems.
     We believe continued growth in demand for AMLCD products will fuel investments in Generation 6 and 7 factories to keep pace and that inspection, test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services.
Backlog
     Our backlog, consisting of unshipped system orders, unearned revenue and systems in deferred gross margin, as of March 31, 2006, was approximately $96.6 million, a majority of which we expect to ship, or to recognize for revenue, within the next six to twelve months. This compares to a backlog of $100.9 million as of September 30, 2005. All orders are subject to delay or cancellation with minimal penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders and the cyclical nature of our customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
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

     In addition, for arrangements with multiple deliverables, we make additional judgments as to whether each item has value to the customer on a stand-alone basis, the amounts of revenue for each element that are not subject to refund, that all defined customer acceptance experience levels have been met and the fair values of any undelivered items have been reliably determined.
     We have a policy to record a provision as necessary for estimated sales returns in the same period as the related revenue is recorded. This provision, if any, is netted against revenue. Estimates applied to determine the provision are based on historical sales returns and other known factors which have not varied widely in the past and which we do not reasonably expect to significantly change in the foreseeable future. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required. Historically, we have not experienced the return of any of our systems upon which we have recognized revenue and do not expect this to change in the foreseeable future. However, due to the relatively high prices of our systems, the return of one of these systems would have a material adverse effect on our results of operations.
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
     Our allowance for doubtful accounts was approximately $153,000 at both March 31, 2006 and September 30, 2005. These balances each represent less than 1% of each period’s accounts receivable balance. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Due to the relatively high prices of our systems, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.
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
     Our liability for warranty coverage was approximately $4.8 million and $5.3 million at March 31, 2006 and September 30, 2005, respectively. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability and related provision would be required. For example, our warranty liability at March 31, 2006 decreased from the September 31, 2005 balance in part due to warranty cost decreases resulting from improved efficiency of our service organization and improved reliability of our tools over the last three quarters.

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
     Goodwill at both March 31, 2006 and September 30, 2005, was approximately $153,000, and related entirely to our purchase of assets from Summit Imaging in fiscal 2003. Intangible assets, net of accumulated amortization, as of March 31, 2006 and September 30, 2005 were approximately $2.5 million and $3.2 million, respectively, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging in fiscal 2003, the assignment and license agreement signed with IHI in fiscal 2004, the purchase of Quantum Composers in fiscal 2004 and the purchase of Tucson Optical Research Corporation in fiscal 2004.
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
     Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse judgment is probable and we can reasonably estimate the ultimate cost of such a judgment. We were engaged in one significant litigation matter as of March 31, 2006 — Amtower v. Photon Dynamics, Inc. On May 5, 2006, judgments were entered in favor of our Company and our former officers. This matter is described in Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q. The plaintiff has the right to appeal the judgments. As of March 31, 2006, we recorded an accrual for legal charges incurred, as well as committed but unpaid expenses, related to this litigation.

Results of Operations
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated, are set forth in the table below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.7	74.1	60.3	67.1

Gross margin	34.3	25.9	39.7	32.9

Operating expenses:
Research and development	17.1	38.8	18.2	31.1
Selling, general and administrative	13.9	24.1	15.0	17.4
Restructure charge	(0.1)	—	0.0	—
Impairment of property and equipment	—	1.5	—	0.6
Amortization of intangible assets	0.7	1.6	0.8	1.3

Total operating expenses	31.6	66.0	34.0	50.4

Income (loss) from operations	2.7	(40.1)	5.7	(17.5)
Interest income and other, net	2.0	0.6	1.7	2.3

Income (loss) from continuing operations before income taxes and discontinued operations	4.7	(39.5)	7.4	(15.2)
Provision for income taxes	0.4	1.4	0.6	0.6

Income (loss) from continuing operations	4.3	(40.9)	6.8	(15.8)
Income (loss) from discontinued operations	0.7	(0.0)	(0.4)	(0.0)

Net income (loss)	5.0%	(40.9)%	6.4%	(15.8)%

Revenue

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2006	Change	2005	2006	Change	2005
	(dollars in millions)
Revenue	$50.3	99%	$25.3	$92.0	48%	$62.0
     Revenue increased 99% for the three months ended March 31, 2006 over the same period of the prior fiscal year and increased 21% sequentially from the three months ended December 31, 2005, as our customers continue their expansion of manufacturing capacity. Revenue increased 48% for the six months ended March 31, 2006 over the same period of the prior fiscal year also reflecting our customers’ continued expansion of manufacturing capacity. Flat panel display manufacturers continue to increase capacity to meet forecasted computer notebook, monitor and television demand.
     We generate revenue from the sales of our ArrayCheckerTM and ArraySaverTM test and repair equipment, our PanelMasterTM inspection equipment, and customer support, which includes the sales of spare parts.
ArrayCheckerTMand ArraySaverTMProduct Revenue
     Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 6 and earlier generation test and repair products represented approximately 37% and 83% of revenue in the three month periods ended March 31, 2006 and 2005, respectively, and approximately 29% and 89% of revenue in the six month periods ended March 31, 2006 and 2005, respectively. The period-over-period decrease as a percentage of total revenue was due primarily to the shift in flat panel display manufacturers demand to our Generation 7 products as they move to a larger size glass substrate in the manufacturing process. Revenue from our Generation 7 products represented approximately 49% and 0% of revenue in the three month periods ended March 31, 2006 and 2005, respectively and approximately 55% and 0% of revenue in the six month periods ended March 31, 2006 and 2005, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 and Generation 7 ArrayCheckerTM products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 ArraySaverTM products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 7 and future generation products.
     Revenue from our ArrayCheckerTM products represented approximately 56% and 48% of our total revenue for the three months ended March 31, 2006 and 2005, respectively, and approximately 65% and 58% of our total revenue for the six months ended March 31, 2006 and 2005. Revenue from our test products increased as a percentage of revenue primarily due to the varying levels of capital expenditures of our customers as they invest in manufacturing capacity, which resulted in a higher mix of ArrayCheckerTM products in the six months ended March 31, 2006 as compared to the same period in the prior year.
     Revenue from our ArraySaverTM products represented approximately 31% and 35% of our total revenue for the three months ended March 31, 2006 and 2005, respectively, and approximately 20% and 31% of our total revenue for the six months ended March 31, 2006 and 2005, respectively. Revenue from our repair products decreased as a percentage of total revenue primarily due to the higher mix of ArrayCheckerTM products ordered by our customers.

     Revenue from our ArrayCheckerTM and ArraySaverTM products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with that portion of the remaining amount due after installation and upon final customer acceptance. Revenue for the three and six month periods ended March 31, 2006 included a lower absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.
PanelMasterTMProduct Revenue
     Our PanelMasterTM inspection equipment operates in the Cell and Module Assembly phases of AMLCD production, inspecting glass that has been cut down to the size of the needed application. As such, our PanelMasterTM product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify this product by generations.
     Revenue from our PanelMasterTM products represented approximately 6% and 1% of total revenue for the three month periods ended March 31, 2006 and 2005, respectively, and approximately 8% and less than 1% in the six month periods ended March 31, 2006 and 2005, respectively. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. Because this was a new product line, we deferred 100% of the revenue until we received customer final acceptance, which we began receiving in the first quarter of our fiscal 2006. The revenue recognized in the quarter ended March 31, 2005 was revenue on an older, pre-production machine for which we received final acceptance.
Customer Support and Spare Parts Revenue
     Revenue from customer support and spare parts represented approximately 7% and 16% of total revenue for the three month periods ended March 31, 2006 and 2005, respectively, and approximately 7% and 11% in the six month periods ended March 31, 2006 and 2005, respectively. Revenue in the three month period ended March 31, 2006 was relatively flat compared to the same period in the prior year, while revenue for the six months ended March 31, 2006 was higher than the same period in the prior year. The increase is due in part to increased sales of spare parts and to the increased installed base of tools at our customers’ facilities.
International Revenue
     Revenue by region for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2006	Change	2005	2006	Change	2005
	(dollars in millions)
Korea	$31.1	569%	$ 4.7	$66.2	500%	$11.0
Taiwan	18.4	29%	14.2	24.4	8%	22.6
Japan	0.8	(78)%	3.5	1.4	(91)%	15.1
China	—	(100)%	2.9	—	(100)%	13.3

Total Revenue	$50.3	99%	$25.3	$92.0	48%	$62.0

     The changes in revenue from the three and six months ended March 31, 2006 as compared to the same periods in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.
     In the three and six months ended March 31, 2006, we invoiced revenue of approximately $523,000 and $1.2 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen. In the three and six months ended March 31, 2005, we invoiced revenue of approximately $6.1 million and $17.6 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen.

Revenue Outlook
     We expect total revenue for the third quarter of fiscal 2006 to be between $48 and $50 million. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2006 are subject to risks and uncertainties. Please see “Factors Affecting Operating Results” below for factors that could cause these forward looking statements not to come true.
Gross Margin

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2006	Change	2005	2006	Change	2006
Gross Margin	34%	31%	26%	40%	21%	33%
     Gross margins increased in the three and six month periods ended March 31, 2006, as compared to the same periods in the prior fiscal year. Gross margins in the current periods increased primarily due to:
•	A high mix of higher-margin ArrayCheckerTM systems; and

•	A favorable warranty adjustment related to the increased reliability and serviceability of our tools.
     This increase in gross margins was offset by a lower mix of revenue related to the receipt of final customer acceptances following completed installation, which have higher margins associated with this portion of the sales price as compared to the same periods in the prior year and to costs associated with SFAS No. 123R for which there were no comparable charges in the same periods of the prior fiscal year.
     We anticipate that our gross margin for our third quarter of fiscal 2006 will decrease due to the expected change in mix of lower gross margin products.
     Key factors that may impact our future gross margin include:
•	Our revenue mix between higher margin ArrayCheckerTM systems and lower margin ArraySaverTM and PanelMasterTM systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or customer-initiated changes in delivery schedules by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.
Research and Development

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
	(dollars in millions)
Expense	$8.6	(12)%	$9.8	$16.6	(14)%	$19.3
Percent of Revenue	17%		39%	18%		31%
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. Our overall research and development spending decreased in the three and six month periods ended March 31, 2006, in both absolute dollars and as a percentage of revenue over the same periods of the prior fiscal year due to lower spending on Generation 6 and 7 test, repair and inspection product development programs and to savings from the restructuring associated with the closing of our Markham, Canada location. This decrease in research and development expenses occurred despite the impact of SFAS No. 123R in the three and six months ended March 31, 2006, for which there were no comparable charges in the same periods of the prior fiscal year.

     We expect our research and development expenses to decrease in absolute dollars during our third quarter of fiscal 2006 as compared to research and development expenses of approximately $8.6 million in our second quarter due to expected lower levels of non-recurring engineering payments and material purchases. During the last six month of fiscal 2006, we will continue our research and development efforts to address three areas:
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
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
	(dollars in millions)
Expense	$7.0	14%	$6.1	$13.8	28%	$10.8
Percent of Revenue	14%		24%	15%		17%
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were higher in absolute dollars in the three and six month periods ended March 31, 2006 as compared to the same periods in the prior fiscal year, primarily due to costs associated with SFAS No. 123R, to higher costs associated with audit and legal fees and to increased headcount.
     We expect these expenses in our third quarter of fiscal 2006 to remain flat to slightly lower compared to selling, general and administrative expenses of approximately $7.0 million in our second quarter of fiscal 2006.
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
     We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123R. No employee stock-based compensation was reflected in net income/loss for the three and six periods ended March 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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

     We elected to adopt the modified prospective application method as provided by SFAS No. 123R. Accordingly, during the three and six month periods ended March 31, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.
     During the three and six month periods ended March 31, 2006, we recorded stock-based compensation related to our stock option plans of approximately $997,000 and $1.9 million, respectively, and compensation cost in connection with our employee stock purchase plan of approximately $144,000 and $239,000, respectively. Approximately $159,000 of stock-based compensation was capitalized as inventory and deferred gross margin during the six months ended March 31, 2006.
     The compensation expense related to share-based payments is charged to cost of revenue, research and development and selling, general and administrative categories based upon employees who receive the awards.
     As of March 31, 2006, the unrecorded stock-based compensation balance related to stock options was $4.4 million and will be recognized over an estimated weighted average amortization period of 1.6 years.
Restructuring Charge

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
Expense	$(32,000)	100%	$0	$30,000	100%	$0
Percent of Revenue	0%		0%	0%		0%
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
     Under the restructuring plan, certain employees were offered additional severance amounts and retention bonuses to stay through September 2005 and March 2006. We accrued charges for these benefits ratably over the related service periods. We recorded additional restructuring charges of approximately $45,000 during the three months ended March 31, 2006 related to these severance and retention amounts, which was offset by an adjustment to the liability of approximately $77,000 related to bonuses. We recorded restructuring charges of approximately $107,000 during the six months ended March 31, 2006, which was partially offset by the approximate $77,000 of adjustments to the liability related to bonuses. All termination benefits were paid out by March 31, 2006 and we do not expect to incur any additional restructure charges.
     Under the restructuring plan, we expect annual savings in salary and benefits costs, amortization and rent expense of approximately $1.6 million to $2.0 million per fiscal year primarily in research and development. Expected salary and benefit savings will be partially offset by the expected replacement of approximately four of the eliminated positions, and rent savings were partially offset through March of 2006 by costs to sublease a smaller location in Markham, Ontario, Canada for the employees who were offered retention benefits to complete specific projects and assist in the transition of technology. To date, our actual savings have approximated our expected savings.
Impairment of Property and Equipment

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
Expense	$0	(100)%	$382,000	$0	(100)%	$382,000
Percent of Revenue	0%		2%	0%		1%
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

Amortization of Intangibles

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
Expense	$373,000	(7)%	$398,000	$745,000	(7)%	$795,000
Percent of Revenue	1%		2%	1%		1%
     Amortization of intangibles remained relatively flat in absolute dollars in the three months ended March 31, 2006 compared to the same period in the prior fiscal year.
     Based on intangible assets recorded at March 31, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, we expect our quarterly amortization to be approximately $370,000 through fiscal 2006.
Interest Income and Other, Net

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
Expense	$1.0 million	521%	$164,000	$1.5 million	7%	$1.4 million
Percent of Revenue	2%		1%	2%		2%
     Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense. The higher level of interest income and other, net, in the three and six month periods ended March 31, 2006 as compared to the same periods of the prior fiscal year, was primarily attributable to an increase in interest income and to a decreased effect of transaction gains and losses.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
Expense	$199,000	(45)%	$359,000	$551,000	38%	$398,000
Percent of Revenue	0%		1%	1%		1%
     The effective tax rates for the three and six month periods ended March 31, 2006 and 2005, were approximately 8% in both periods. The effective tax rate for the three and six month periods ended March 31, 2006 and 2005 is lower than the statutory rate due to tax benefits arising from net operating losses.
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
Discontinued Operations

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006	Change	2005	2006	Change	2005
Income (loss)	$334,000	na	$(4,000)	$(346,000)	3,360%	$(10,000)
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Income from discontinued operations for the three months ended March 31, 2006 consists primarily of approximately $570,000 of adjustments to the December 31, 2005 legal liability related to our lawsuit with a former executive officer in the printed circuit board assembly inspection business, offset by approximately $246,000 of additional legal charges. Loss from discontinued operations for the six months ended March 31, 2006 consists primarily of additional legal charges related to our lawsuit with a former executive officer in the printed circuit board assembly inspection business. The loss for the six months ended March 31, 2006 is offset by the reversal of an accrual related to our Austin, Texas lease, for which we negotiated a settlement during the first quarter, and amounts related to the amortization of certain reserves related to a contingent warranty and to lease obligations in the former cathode ray tube display and high quality glass inspection business.

     We do not expect losses from these businesses to be material in the foreseeable future; however, should the former executive officer in the Amtower v. Photon Dynamics, Inc. file and appeal, an adverse judgment in the appeal could have a material adverse effect on the results of operations from discontinued operations.
Liquidity and Capital Resources
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $127.9 million as of March 31, 2006, compared to $116.5 million as of September 30, 2005. A major component of working capital is $88.3 million of cash, cash equivalents and short-term investments as of March 31, 2006, compared to $93.0 million as of September 30, 2005.
Operating Activities of Continuing Operations
     Cash used in operating activities from continuing operations was approximately $4.3 million in the first six months of fiscal 2006. Cash was used in continuing operations in the six months ending March 31, 2006, despite our net income, adjusted for non-cash related items, because of our use of approximately $16.2 million of cash in changes in working capital, the primary source being an increase in accounts receivable of approximately $11.5 million, offset by an increase in other current liabilities of approximately $1.8 million. In addition, we saw a net decrease of approximately $7.7 million in our deferred gross margin as we received final acceptance on systems deferred as of September 30, 2005.
Investing Activities of Continuing Operations
     Cash provided by investing activities from continuing operations was approximately $2.8 million in the first six months of fiscal 2006. Cash provided by investing activities was primarily the result of approximately $4.2 million of net maturities and sales of short-term investments, offset by capital expenditures of approximately $1.4 million.
Financing Activities of Continuing Operations
     Cash provided by financing activities from continuing operations was approximately $1.6 million in the first six months of fiscal 2006 resulting from sales of our common stock under our employee equity compensation plans.
     The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
     We have a bank line of credit (“line of credit”) that currently has a $4.0 million borrowing capacity with an interest rate of floating prime with an expiration date of October 2007. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At March 31, 2006, no amounts were outstanding under the line of credit.
Operating, Investing and Financing Activities of Discontinued Operations
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Net cash used in discontinued operations, consisting primarily of changes in working capital balances, during the six month periods ended March 31, 2006 and 2005 is as follows:

	Six Months Ended
	March 31,
	2006	2005
	(In thousands)
Printed circuit board business	$(579)	$(407)
Cathode ray tube display and high quality glass inspection business	(1)	(150)

Net cash used in discontinued operations	$(580)	$(557)

Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at March 31, 2006. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2006(1)	2007	2008	2009	2010	Thereafter
	(In thousands)
Notes payable	$1,500	$500	$1,000	$—	$—	$—	$—
Operating lease obligations	13,131	1,509	2,936	2,664	2,624	2,714	684
Purchase obligations	30,578	23,333	7,196	49	—	—	—

Total	$45,209	$25,342	$11,132	$2,713	$2,624	$2,714	$684

(1)	Remaining 6 months
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
     In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of our fiscal 2006. We do not expect the adoption of this Interpretation to have a material effect on our consolidated financial position or results of operations.

Factors Affecting Operating Results
We have sustained losses and we may sustain losses in the future.
     Although we reported net income for the six months ended March 31, 2006, we reported a net loss for the fiscal year ended September 30, 2005, as well as net losses for each of the fiscal years ended September 30, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. However, we have increased our manufacturing capacity to meet greater demand for our products, and this has caused us to experience increased operating expenses. If the increase in demand for our products is not sustained, or if we are not able to increase our manufacturing capacity in a cost-efficient manner, this would impair our ability to again achieve profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.
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
     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first six months of fiscal 2006 and all of fiscal 2005 were as follows: our top three customers accounted for 83% of our revenue in the first six months of fiscal 2006, and our top four customers accounted for 67% of our revenue in fiscal 2005.

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
     In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources. As a part of this effort, we may make additional acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Integrating a business can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from either our past or future acquisitions. For each acquisition, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions are subject to numerous risks, including:
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
     Since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with Photon Dynamics. The Financial Accounting Standards Board (FASB) has required us to record charges to earnings for employee stock option grants beginning our quarter ended December 31, 2005. This accounting standard has had a material impact on our consolidated financial statements as reported under generally accepted accounting principles. In addition, regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations implemented by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity-compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In September 2005, in order to attempt to mitigate the impact of these changes on our financial statements going forward, we accelerated vesting of all employee options granted at a price of $25 per share or more.
     To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.
Exposure to various risks related to the regulatory environment.
     We are subject to various risks related to new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply.
Computer viruses may disrupt our operations.
     Despite our network security measures, our tools and servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems and our tools. Any such event could have an adverse effect on our business, operating results, and financial condition.
Additional Risks in Owning our Common Stock
Our stock price may fluctuate significantly.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
     We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. In fiscal 2005, approximately $19.3 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen, and, at September 30, 2005, approximately $243,000 of our accounts receivable was denominated in currencies other than U.S. dollars, all of which was in Japanese yen. In the six month period ended March 31, 2006, approximately $1.2 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen. At March 31, 2006, approximately $5.0 million of our accounts receivable was denominated in currencies other than U.S. dollars, primarily in Japanese yen. Our accounts receivable are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our accounts receivable from the rates at March 31. 2006 would decrease the fair value of the accounts receivable by approximately $451,000.
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
     We disclosed a material weakness in our Annual Report on Form 10-K for fiscal 2005. We require additional time and testing to ensure that this material weakness has been completely remediated, and the revised controls as described below are operating effectively. Consequently, we have not yet been able to conclude that this material weakness no longer exists. Based on the foregoing and our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report, and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this report.
Changes in Control Over Financial Reporting in the Second Quarter of Fiscal 2006
     As described in our fiscal 2005 Annual Report on Form 10-K, we reported a material weakness in our financial reporting process arising from not contemporaneously documenting and evaluating complex and unusual transactions of a material nature and communicating such evaluation to our Audit Committee on a timely basis. During the first quarter of fiscal 2006, we started a process for contemporaneously documenting and evaluating material, complex and unusual transactions and reporting to the Audit Committee those transactions which involve a significant level of management judgment or which, by the nature of the transaction, rise to the level of communication to the Audit Committee. During the second quarter of fiscal 2006, we enhanced this process by incorporating into our quarterly financial close process formal procedures in order to accomplish, in a systematic fashion, the following:
•	Identification of those transactions that warrant timely documentation and evaluation,

•	Assessment to ensure that such identified transactions are appropriately documented and evaluated,

•	Identification of those transactions, if any, that rise to the level of communication to the Audit Committee, and

•	Communication to the Audit Committee those transactions, if any, that, by the nature of the transaction, were identified as rising to the level of communication to the Audit Committee.
During the period covered by this report, we have additionally implemented the following significant changes in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:
We formalized a quarterly process for valuing employee stock-based compensation awards and properly accounting for such expense in our consolidated financial statements to ensure that we are in compliance with SFAS No. 123R requirements.
We instituted a quarterly internal sales certification requirement, whereby employees having responsibility for negotiating customer agreements and customer purchase orders, certify that they have provided finance with all documents constituting the complete arrangement in connection with sales transactions we have entered into with our customers and have provided all information regarding events or transactions, occurring subsequent to the fiscal quarter end, which require disclosure in our quarterly financial statements.

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. We have recorded an accrual for current charges incurred, as well as committed but unpaid expenses, related to this litigation.
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
ITEM 1A. Risk Factors
     The requirement to include the risk factors called by this item of Form 10-Q will not become effective until the Form 10-Q is filed for the first quarter of fiscal 2007. However, please refer to the information set forth under “Part I, Item 2 — Management Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” for a discussion of risk factors facing Photon Dynamics.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Photon Dynamics, Inc. was held on March 7, 2006 at our offices in San Jose, California. At the Annual Meeting of Shareholders, our shareholders approved the following two proposals:
     1. Proposal to elect directors to serve for the ensuing year and until their successors are elected. The results of the votes for the directors standing for election were as follows:

Name	For	Against
Malcolm J. Thompson	14,697,027	914,515
Jeffrey A. Hawthorne	14,805,801	805,741
Nicholas E. Brathwaite	14,816,868	794,674
Michael J. Kim	14,471,733	1,139,809
Terry H. Carlitz	14,388,683	1,222,859
Curtis S. Wozniak	14,388,683	1,222,859
     2. Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as Photon Dynamics’ independent registered public accounting firm for the fiscal year ending September 30, 2006.

For	14,974,612
Against	625,268
Abstain	11,662

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

Maureen L. Lamb
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)
Dated: May 10, 2006

Exhibit Index

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant.

10.1(3)	Photon Dynamics Management Incentive Plan and Officer Compensation.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-described exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference.

(3)	Previously filed as the like-numbered exhibit to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2006, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.