Form 10-Q
period 2006-06-30
PHOTON DYNAMICS INC
filed 2006-08-09
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☑    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, there were 17,055,363 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS*

	June 30,	September 30,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,483	$20,288
Short-term investments	68,147	72,738
Accounts receivable, net of allowance for doubtful accounts of $424 and $153 at June 30, 2006 and September 30, 2005, respectively	57,253	27,067
Inventories	19,754	32,545
Other current assets	4,379	3,932

Total current assets	172,016	156,570

Land, property and equipment, net	16,867	19,366
Other assets	4,197	4,390
Intangible assets, net	2,088	3,205
Goodwill	153	153

Total assets	$195,321	$183,684

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,337	$13,005
Warranty	5,367	5,346
Other current liabilities	13,126	8,618
Deferred gross margin	10,016	13,113

Total current liabilities	38,846	40,082

Other non-current liabilities	19	1,008

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	291,554	287,765
Accumulated deficit	(135,355)	(145,489)
Accumulated other comprehensive income	257	318

Total shareholders’ equity	156,456	142,594

Total liabilities and shareholders’ equity	$195,321	$183,684

*	Amounts as of June 30, 2006 are unaudited. Amounts as of September 30, 2005 are derived from the September 30, 2005 audited financial statements.
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except per share data)
Revenue	$51,658	$39,096	$143,613	$101,061
Cost of revenue	32,178	25,966	87,629	67,515

Gross margin	19,480	13,130	55,984	33,546

Operating expenses:
Research and development	8,508	8,618	25,139	27,906
Selling, general and administrative	6,968	7,352	20,803	18,143
Restructuring charge	—	951	30	951
Impairment of property and equipment	50	174	50	556
Gain on sale of fixed assets	—	(143)	—	(143)
Amortization of intangible assets	372	380	1,117	1,175

Total operating expenses	15,898	17,332	47,139	48,588

Income (loss) from operations	3,582	(4,202)	8,845	(15,042)
Interest income and other, net	999	472	2,518	1,891

Income (loss) from continuing operations before income taxes and discontinued operations	4,581	(3,730)	11,363	(13,151)
Provision for income taxes	205	167	756	565

Income (loss) from continuing operations before discontinued operations	4,376	(3,897)	10,607	(13,716)
Income (loss) from discontinued operations	(127)	268	(473)	258

Net income (loss)	$4,249	$(3,629)	$10,134	$(13,458)

Income (loss) per share from continuing operations:
Basic	$0.26	$(0.23)	$0.62	$(0.81)

Diluted	$0.26	$(0.23)	$0.62	$(0.81)

Income (loss) per share from discontinued operations:
Basic	$(0.01)	$0.02	$(0.03)	$0.02

Diluted	$(0.01)	$0.02	$(0.03)	$0.02

Net income (loss) per share:
Basic	$0.25	$(0.21)	$0.60	$(0.79)

Diluted	$0.25	$(0.21)	$0.59	$(0.79)

Weighted average number of shares:
Basic	17,047	16,984	17,023	16,934
Diluted	17,077	16,984	17,065	16,934
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2006	2005
	(unaudited)
	(in thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$10,607	$(13,716)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	4,326	4,331
Amortization of intangible assets	1,117	1,175
Impairment of property and equipment	50	556
Loss (gain) on sale of property and equipment	—	(143)
Non-cash stock-based compensation	2,954	—
Non-employee stock ownership expense	14	44
Restructuring charge	30	171
Accretion of non-interest bearing notes payable	31	53
Changes in operating assets and liabilities:
Accounts receivable	(30,186)	19,687
Inventories	13,084	8,762
Other current assets	(622)	(324)
Other assets	(319)	109
Accounts payable	(2,589)	(9,786)
Other current liabilities	4,109	252
Deferred gross margin	(3,097)	(1,281)
Other liabilities	(40)	(66)

Net cash provided by (used in) operating activities from continuing operations	(531)	9,824
Net cash used in operating activities from discontinued operations	(1,169)	(589)

Net cash provided by (used in) operating activities	(1,700)	9,235

Cash flows from investing activities:
Purchase of property and equipment	(1,887)	(5,070)
Proceeds from disposal of property and equipment	—	270
Purchase of short-term investments	(100,288)	(51,481)
Maturities and sales of short-term investments	105,103	33,678

Net cash provided by (used in) investing activities from continuing operations	2,928	(22,603)

Cash flows from financing activities:
Issuance of common stock	1,785	1,756
Net repayment of short-term borrowings	(533)	(532)

Net cash provided by financing activities from continuing operations	1,252	1,224
Net cash used in financing activities from discontinued operations	—	(198)

Net cash provided by financing activities	1,252	1,026

Effect of exchange rate changes on cash and cash equivalents	(285)	(42)

Net increase (decrease) in cash and cash equivalents from continuing operations	3,364	(11,597)
Net decrease in cash and cash equivalents from discontinued operations	(1,169)	(787)

Net increase (decrease) in cash and cash equivalents	2,195	(12,384)
Cash and cash equivalents at beginning of period	20,288	25,483

Cash and cash equivalents at end of period	$22,483	$13,099

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
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the Securities and Exchange Commission on December 14, 2005. Operating results for the three and nine month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2006.
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
     Description of Operations and Principles of Consolidation. Photon Dynamics is a supplier of integrated yield management solutions for the flat panel display industry. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company currently operates in one segment: the manufacture and servicing of test equipment for the flat panel display industry. The Company’s test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the active matrix liquid crystal display manufacturing process.
     Through January 14, 2003, the Company conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection businesses. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”). Accordingly, in the condensed consolidated statements of operations, the net operating results of these former businesses have been classified as “Income (loss) from discontinued operations,” for all periods presented. The cash flows from these businesses have been presented as net cash flows from discontinued operations, as applicable, in the operating, investing and financing sections of the condensed consolidated statements of cash flows. The Company continues to incur charges to discontinued operations primarily due to costs associated with the Amtower v. Photon Dynamics, Inc. lawsuit (see Note 9).
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
     The Company’s customers are located in Korea, Taiwan, Japan and China. The Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $716,000 and $727,000 of revenue that was recognized in the three months ended June 30, 2006 and 2005, respectively, and approximately $1.9 million and $18.3 million of revenue that was recognized in nine months ended June 30, 2006 and 2005, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese yen. The Company believes its credit evaluation prior to shipment, credit instruments such as letters of credit, and subsequent monitoring of customer status mitigate credit risk.
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
     Interest Income. Interest income was approximately $966,000 and $648,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $2.5 million and $1.5 million for the nine months ended June 30, 2006 and 2005, respectively.
     Variable Interest Entity. In November 2005, Photon Dynamics entered into agreements which commit the Company to provide funding to an early-stage development company subject to certain conditions and milestones. The funding is in the form of a convertible note. In addition, in exchange for providing a limited use license to certain of the Company’s intellectual property, the Company received a minority equity interest. For accounting purposes, Photon Dynamics is considered to be the primary beneficiary within the provisions of FASB Financial Interpretation No. 46 (revised 2003) “Consolidation of Variable Interest Entities.” Due to the nature of the agreement, the Company determined that since Photon Dynamics is essentially providing 100% of the funding, there is no offset for minority interest and so the Company consolidates 100% of the entity’s operations until such time as the entity obtains funding from other sources. As of June 30, 2006, the consolidation of this entity did not have a material impact on the Company’s results of operations or financial position.
     Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The provisions of this Interpretation apply to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company is currently evaluating the accounting and disclosure requirements of this Interpretation and expects to adopt it as required at the beginning of its fiscal year 2008.
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

NOTE 2 — Financial Statement Components

	June 30,	September 30,
	2006	2005
	(in thousands)
Inventories:
Raw materials	$9,933	$12,476
Work-in-process	9,558	19,327
Finished goods	263	742

Total	$19,754	$32,545

Other current liabilities:
Compensation	$5,242	$3,838
Commissions	346	295
Vendor obligations	1,836	286
Professional fees	1,284	1,314
Employee notes payable	1,026	490
Customer deposits	1,500	—
Other accrued expenses	1,892	2,395

Total	$13,126	$8,618

Deferred gross margin:
Deferred system sales	$17,977	$25,481
Deferred cost of revenue related to system sales	(7,961)	(12,368)

Total	$10,016	$13,113

Accumulated other comprehensive income:
Foreign currency translation adjustments	$358	$643
Unrealized losses on available for sale securities	(101)	(325)

Total	$257	$318

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
     The following table summarizes the results of discontinuing the printed circuit board assembly inspection products former reporting segment for the three and nine months ended June 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Cost of revenue	$—	$5	$—	$(127)

Gross margin	—	(5)	—	127

Operating expenses:
Selling, general and administrative	127	—	501	139

Total operating expenses	127	—	501	139

Loss from discontinued operations	$(127)	$(5)	$(501)	$(12)

     Loss from discontinued operations for the three months ended June 30, 2006 consists primarily of approximately $127,000 of additional legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit (see Note 9). Loss from discontinued operations for the nine months ended June 30, 2006 consists primarily of legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit, offset by deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility.
     Loss from discontinued operations for the three months ended June 30, 2005 includes approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations, net of approximately $113,000 of additional legal charges related to the Amtower v. Photon Dynamics Inc. lawsuit.
     The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	June 30,	September 30,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Other current assets	$494	$175

Total current assets	494	175
Other assets:
Other non-current assets	—	1,016

Total assets	$494	$1,191

LIABILITIES
Current liabilities:
Other current liabilities	$534	$579

Total current liabilities	534	579
Other liabilities:
Other non-current liabilities	—	42

Total liabilities	$534	$621

     Other current assets at June 30, 2006, include approximately $494,000 related to insurance receivable for reimbursable legal costs associated with the Amtower v. Photon Dynamics, Inc. lawsuit (see Note 9). Other current liabilities at June 30, 2006, include accrued legal charges related to Amtower v Photon Dynamics, Inc. lawsuit (see Note 9) and a liability related to potential vendor obligations.
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
     Other non-current assets at September 30, 2005, included a receivable of approximately $1.0 million against shares that were being held in escrow related to the Company’s acquisition of Intelligent Reasoning Systems, Inc (“IRSI”). An aggregate of 57,195 shares of Photon Dynamics, Inc. common stock, issued in July 2001 as part of a share purchase agreement with IRSI, were held in an escrow account pending resolution of the Company’s claim against the escrow related to the Austin facility lease. During the quarter ended December 31, 2005, the Company settled its lease obligations and filed a claim against the escrow. During the quarter ended March 31, 2006, the Company’s claim against the escrow was accepted and the Company received 50,319 shares, while the remaining 6,876 shares were distributed to the former shareholders of IRSI. The Company cancelled the 50,319 shares and the balance of the escrow account at the time of share cancellation of approximately $1.3 million was recorded as a reduction of common stock in the condensed consolidated financial statements.
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

	One-Time
	Termination
	Benefits	Other Costs	Total
	(in thousands)
Inception of liability	$696	$1,326	$2,022
Cash payments	(614)	(652)	(1,266)
Adjustments to the liability	(82)	(474)	(556)

Balance at September 30, 2005	—	200	200
Cash payments	—	—	—
Adjustments to the liability	—	—	—

Balance at June 30, 2006	$—	$200	$200

     The balance of $200,000 remaining at June 30, 2006, consists primarily of potential vendor obligations.
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
     The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products former reporting segment for the three and nine months ended June 30, 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Cost of revenue	$—	$(150)	$(34)	$(150)

Gross margin		150	34	150

Operating expenses:
Selling, general and administrative	—	(123)	7	(120)

Total operating expenses	—	(123)	7	(120)

Income from discontinued operations	$—	$273	$28	$270

     Income from discontinued operations for the nine months ended June 30, 2006, includes approximately $34,000 of adjustments to reduce the estimated warranty liability.
     Income from discontinued operations for the three and nine months ended June 30, 2005, includes approximately $270,000 for the reduction of certain reserves related to contingent warranty and lease obligations settled at amounts less than originally estimated.
     The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	June 30,	September 30,
	2006	2005
	(in thousands)
LIABILITIES
Other current liabilities:	$27	$74

     Other current liabilities at June 30, 2006, relate to operating lease obligations. Future minimum lease payments, due by fiscal year, are approximately $5,000, $21,000 and $1,000 for the remainder of fiscal 2006, fiscal 2007 and fiscal 2008, respectively.
     In the third quarter of fiscal 2003, in accordance with SFAS No. 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Other Costs	Total
	(in thousands)
Inception of liability	$1,116	$771	$11	$1,898
Cash payments	(1,116)	(393)	(61)	(1,570)
Adjustments to the liability	—	(304)	50	(254)

Balance at September 30, 2005	—	74	—	74
Cash payments	—	(13)	—	(13)
Adjustments to the liability	—	(34)	—	(34)

Balance at June 30, 2006	$—	$27	$—	$27

NOTE 4 — Goodwill and Other Purchased Intangible Assets
Goodwill
     The carrying value of goodwill was approximately $153,000 at both June 30, 2006, and September 30, 2005. There were no additions or adjustments to goodwill during the nine months ended June 30, 2006. There have been no significant events or circumstances negatively affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2005.
     Goodwill of $153,000 as of June 30, 2006, relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.
Intangible Assets
     The components of intangible assets as of June 30, 2006 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
			(in thousands)
Gross carrying amount at June 30, 2006	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(515)	(1,353)	(853)	(711)	(3,432)

Net carrying amount at June 30, 2006	$491	$1,055	$285	$257	$2,088

     The components of intangible assets as of September 30, 2005 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
			(in thousands)
Gross carrying amount at September 30, 2005	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(326)	(902)	(568)	(519)	(2,315)

Net carrying amount at September 30, 2005	$680	$1,506	$570	$449	$3,205

     The following table summarizes the activity during the nine months ended June 30, 2006:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
Net carrying amount at September 30, 2005	$680	$1,506	$570	$449	$3,205
Amortization during the period	(189)	(451)	(285)	(192)	(1,117)

Net carrying amount at June 30, 2006	$491	$1,055	$285	$257	$2,088

     Based on intangible assets recorded at June 30, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense relating to intangible assets at June 30, 2006, is approximately $372,000, $1.2 million and $558,000 in the remainder of fiscal 2006, fiscal 2007 and fiscal 2008, respectively.
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
     The restructuring plan included reducing its workforce and closing its Markham, Canada location. Management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting up to 32 employees would take place in three phases through March 31, 2006. Certain of these employees were offered permanent employment elsewhere in the Company and those that accepted were provided with certain relocation benefits in lieu of severance benefits. In the third quarter of fiscal 2005, all 32 of the affected employees were notified of their termination and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits they were entitled to receive.
     The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter of fiscal 2005, which was comprised of approximately $430,000 for employee severance and related benefits and approximately $246,000 related to contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through October 2007, net of a sublease agreement the Company entered into in April 2005, and to costs associated with the book value of leasehold improvements. The Company recorded a total restructuring charge of approximately $1.2 million in the fiscal year ended September 30, 2005. The Company recorded an additional restructuring charge of approximately $107,000 during the six months ended March 31, 2006, which represented the ratable charges for employee severance and related retention benefits that were to be paid through March 31, 2006. This charge was offset by approximately $77,000 of adjustments to the liability for bonuses not paid. These charges were reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total
	(in thousands)
Inception of liability	$430	$246	$676
Cash payments	(526)	(21)	(547)
Costs incurred and charged to expense	521	—	521
Adjustments to the liability	24	(166)	(142)

Balance at September 30, 2005	449	59	508
Cash payments	(483)	(10)	(493)
Costs incurred and charged to expense	107	—	107
Adjustments to the liability	(73)	(4)	(77)

Balance at June 30, 2006	$—	$45	$45

     As of June 30, 2006, the remaining liability of approximately $45,000 is reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets and relates primarily to the lease, which continues through October 2007. All termination benefits were paid out by March 31, 2006. Adjustments to the liability represent an adjustment to bonus amounts accrued and to foreign currency translation effects on the liability.

NOTE 6 — Comprehensive Income
     The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Net income (loss)	$4,249	$(3,629)	$10,134	$(13,458)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	40	94	223	(163)
Change in foreign currency translation	(25)	(121)	(284)	(42)

Other comprehensive income (loss)	15	(27)	(61)	(205)

Total comprehensive income (loss)	$4,264	$(3,656)	$10,073	$(13,663)

NOTE 7 — Stock-Based Compensation
     Effective October 1, 2005, Photon Dynamics adopted the provisions of SFAS No. 123 (revised 2004) “Share-Based Payments” (SFAS No. 123R). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to October 1, 2005, the Company accounted for its stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations as permitted by SFAS No. 123.
     At June 30, 2006, the Company had an Equity Incentive program and an Employee Stock Purchase Plan, which are described in more detail below.
     Prior to the Adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” No employee stock-based compensation was reflected in net income for the three and nine month periods ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The proforma information under SFAS No. 123 for the three and nine months ended June 30, 2005 was as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net loss — as reported	$(3,629)	$(13,458)
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(959)	(4,886)

Net loss — pro forma	$(4,588)	$(18,344)

Basic net loss per share — as reported	$(0.21)	$(0.79)

Diluted net loss per share — as reported	$(0.21)	$(0.79)

Basic net loss per share — pro forma	$(0.27)	$(1.08)

Diluted net loss per share — pro forma	$(0.27)	$(1.08)

     Impact of the adoption of SFAS No. 123R. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R. Under that transition method, compensation cost recognized in the three and nine months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

     Previously reported amounts have not been restated. The effect of recording stock-based compensation for the three and nine months ended June 30, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share data)
Stock-based compensation expense included in continuing operations:
Cost of revenue	$34	$86
Research and development	169	502
Selling, general and administrative	749	2,366

Total stock-based compensation expense after income taxes (1)	$952	$2,954

Stock-based compensation expense by type of award:
Employee stock options	$970	$2,892
Employee stock purchase plan	116	355
Amounts capitalized as inventory and deferred gross margin	(134)	(293)

Net effect on net income (1)	$952	$2,954

Effect on net income per share:
Basic	$0.06	$0.17

Diluted	$0.06	$0.17

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
     Equity Incentive Program. The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At June 30, 2006, the equity incentive program consisted of: the 2005 Non-Employee Directors’ Stock Option Plan, under which non-employee directors may be granted options to purchase shares of the Company’s stock; and the 2005 Equity Incentive Plan, under which officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units, and other types of equity awards. The 2005 Non-Employee Directors’ Stock Option Plan permits the grant of share options for up to 400,000 shares of common stock, while the 2005 Equity Incentive Plan permits the grant of share options for up to 1,450,000 shares of common stock. Under the equity incentive program, stock options generally have a vesting period of 50 to 60 months are generally exercisable for a period of seven to ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. No restricted stock units have been granted under the equity incentive program.
     The following table provides certain information with respect to all of Photon Dynamics’ equity compensation plans in effect as of June 30, 2006:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,060,735	$23.31	714,021
Equity compensation plans not approved by security holders	625	$16.88	—

Total	2,061,360	$23.31	714,021

     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using a multiple options approach, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commissions SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The Black-Scholes valuation model requires the input of the following assumptions:
Expected Volatility. The Company estimates the volatility of its stock options at the date of grant using implied volatilities. In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. Expected volatilities used in fiscal 2006 are based on implied volatilities from traded options on the Company’s stock. Prior to the adoption of SFAS No. 123R, the Company primarily used historical volatility in deriving its expected volatility assumption. The Company determined that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than a historical volatility.
Expected Term. The expected term of options granted is derived from a numerical model of the Company’s stock price and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the valuation model.
Risk-Free Interest Rate. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant.
Expected Dividends. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes valuation model.
Forfeitures. The Company uses historical data and future expectations of employee turnover to estimate pre-vesting forfeitures. As required by SFAS No. 123R, the Company records stock-based compensation expense only for those awards that are expected to vest.
     The fair value of each option grant in the three and nine month periods ended June 30, 2006 and 2005 used the following weighted-average valuation assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock option plan:
Expected volatility	42%	71%	44%	74%
Risk free rate	4.9%	3.9%	4.5%	3.1%
Expected term (in years)	3.8	4.0	3.7	5.4
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
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2005	1,663,308	1,946,274	$24.64
Plan shares expired	(763,768)	—	—
Options granted	(443,150)	443,150	18.83
Options canceled/expired	257,631	(257,631)	27.72
Options exercised	—	(70,433)	15.10

Balances at June 30, 2006	714,021	2,061,360	$23.31	7.4	$246

Vested and expected to vest at June 30, 2006		1,881,801	$23.71	7.3	$246

Exercisable at June 30, 2006		1,226,005	$26.12	6.8	$246

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.52 as of June 30, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

     The weighted average grant date fair value of options granted during the nine months ended June 30, 2006 was $7.10 per share. The total intrinsic value of options exercised during the nine month period ended June 30, 2006 was approximately $295,000. The total cash received from employees as a result of stock option exercises during the nine months ended June 30, 2006 was approximately $1.1 million. In connection with these exercises, the tax benefits realized by the Company for the nine months ended June 30, 2006 was minimal.
     The Company settles employee stock option exercises with newly issued common shares.
     As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3.7 million and will be recognized over an estimated remaining weighted average amortization period of 1.6 years.
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
     The fair value of the stock purchase plan is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value in the three and nine month periods ended June 30, 2006 and 2005 used the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock purchase plan:
Expected volatility	44%	58%	44%	65%
Risk free rate	4.9%	2.9%	4.6%	2.5%
Expected term (in years)	0.5	1.2	0.5	1.3
     The compensation cost in connection with the employee stock purchase plan for the nine months ended June 30, 2006 was approximately $355,000. There were 45,309 shares purchased under the employee stock purchase plan during the nine months ended June 30, 2006. Total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $722,000 during the nine months ended June 30, 2006.
     The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At June 30, 2006, a total of 954,691 shares were reserved and available for issuance under this Plan.
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
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$4,376	$(3,897)	$10,607	$(13,716)
Net income (loss) from discontinued operations	(127)	268	(473)	258

Net income (loss)	$4,249	$(3,629)	$10,134	$(13,458)

Denominator:
Weighted average shares for basic net income per share	17,047	16,984	17,023	16,934

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Effect of dilutive securities: Employee stock options	29	— (1)	42	— (1)

Weighted average shares for diluted net income per share	17,076	16,984	17,065	16,934

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.26	$(0.23)	$0.62	$(0.81)
Net income (loss) from discontinued operations	(0.01)	0.02	(0.03)	0.02

Net income (loss) per share	$0.25	$(0.21)	$0.60	$(0.79)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.26	$(0.23)	$0.62	$(0.81)
Net income (loss) from discontinued operations	(0.01)	0.02	(0.03)	0.02

Net income (loss) per share	$0.25	$(0.21)	$0.59	$(0.79)

(1)	The effect of potentially dilutive securities from employee stock options to purchase 95,096 and 132,667 shares of common stock for the three and nine months periods ended June 30, 2005 were not included in the computation of diluted net loss per share as the effect is anti-dilutive.
     During the three and nine month periods ended June 30, 2006, options to purchase 2,031,836 and 1,817,141 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive. During the three and nine month periods ended June 30, 2005, options to purchase 1,241,597 and 1,238,574 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.
NOTE 9 — Commitments and Contingencies
Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $27.5 million as of June 30, 2006 and $33.8 million as of September 30, 2005.
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
     Changes in the Company’s product liability during the nine month period ended June 30, 2006 and 2005 were as follows:

	Nine Months Ended
	June 30,
	2006	2005
	(in thousands)
Beginning balance	$5,346	$6,194
Estimated warranty cost of new shipments during the period	4,947	3,975
Warranty costs during the period	(2,824)	(3,556)
Changes in liability for pre-existing warranties, including expirations	(2,102)	(279)

Ending balance	$5,367	$6,334

Legal Proceedings
     The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded the Company approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict. The Company has recorded an accrual for legal charges incurred, as well as committed but unpaid expenses, related to this litigation.
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
NOTE 10 — Geographic Information
     The Company operates in one segment: the manufacture and servicing of test equipment for the flat panel display industry. The Company sells its products for the flat panel display industry directly to customers in Korea, Taiwan, China and Japan. For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles and are attributed to the geographic location in which they are located.
     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Revenue:
Korea	$37,388	$19,550	$103,563	$30,585
Taiwan	13,577	18,420	37,927	40,994
Japan	693	1,126	2,123	16,200
China	—	—	—	13,282

Total	$51,658	$39,096	$143,613	$101,061

     The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
ArrayCheckerTM	75%	71%	68%	63%
ArraySaverTM	12%	21%	17%	27%
PanelMasterTM	6%	—	7%	1%
Customer spares and other	7%	8%	8%	9%

Total	100%	100%	100%	100%

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005
Customer A	52%	42%	44%	26%
Customer B	20%	*	28%	*
Customer C	19%	15%	11%	*
Customer D	*	*	*	15%
Customer E	*	*	*	14%
Customer F	*	*	*	12%
Customer G	*	14%	*	*
Customer H	*	12%	*	*

*	Customer accounted for less than 10% of total revenue for the period.
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	June 30,	September 30,
	2006	2005
Customer A	45%	29%
Customer B	*	19%
Customer C	11%	19%
Customer D	*	10%
Customer E	11%	*

*	Customer accounted for less than 10% of total gross accounts receivable for the period.
     Long-lived assets by geographical area are as follows:

	June 30,	September 30,
	2006	2005
	(In thousands)
United States	$17,534	$21,022
Canada	—	519
Other	1,574	1,183

Total	$19,108	$22,724

NOTE 11 — Related Party Transactions
     During the three and nine month periods ended June 30, 2006, the Company recorded approximately $0 and $14,000, respectively, in stock ownership expense related to options granted to a board member in his role as a consultant. During the three and nine month periods ended June 30, 2005, the Company recorded approximately $9,000 and $44,000, respectively, in stock ownership expense related to options granted to this board member in his role as a consultant.
     During the three and nine month periods ended June 30, 2005, the Company paid $24,000 and $96,000, respectively to a member of the Company’s board of directors for consulting services rendered to the Company.
NOTE 12 — Provision for Income Taxes
     For the three and nine month periods ended June 30, 2006, the Company recorded a provision for income taxes of approximately $205,000 and $756,000, respectively. The effective tax rate for the three and nine month periods ended June 30, 2006 is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards. For the three and nine month periods ended June 30, 2005, the Company recorded a provision for income taxes of approximately $167,000 and $565,000, respectively. The Company had a provision for income taxes despite a net loss position in both the three and nine month periods ended June 30, 2005 due primarily to foreign income taxes.

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
     We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. We do consider consumer demand for flat panel display products to be seasonal, with peak demand occurring in the latter half of each calendar year. This end-user seasonality has an influence on capacity decisions by flat panel display manufacturers and, has a limited influence on the flat panel display manufacturers overall investment patterns. However, because new fabrication facilities and upgrades to existing facilities represent significant investments and take time to implement, flat panel display manufacturers have cyclical investment patterns.
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
     Active matrix liquid crystal display (“AMLCD”) is the most prevalent and one of the highest performance flat panel displays available today. The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different substrate glass panel sizes. Each progressive increase in initial substrate panel size is referred to by its “generation.” Manufacturing an active matrix liquid crystal display involves a series of three principal phases — the Array Phase, the Cell Phase and the Module Assembly Phase. At various points in the manufacturing process, the flat panel display manufacturer uses test and inspection equipment to identify defects to permit repair and to avoid wasting costly materials on continued manufacturing of a defective product. Our yield management products include our test and repair equipment that are used primarily in the Array phase of production, and our inspection equipment that is used primarily in the Cell phase of production.

     In the last half of calendar year 2005, market indicators showed that AMLCD demand rose and continued rising into calendar 2006 as a result of significantly reduced panel prices. However, at the end of the first half of calendar 2006, we once again saw an oversupply. Flat Panel Display manufacturers had been ramping capacity in anticipation that the World Cup soccer tournament would generate additional consumer demand to offset the typical first half seasonal demand dip. Unfortunately the additional demand did not materialize creating oversupply and causing inventories to build. Flat Panel Display manufacturers have responded by scaling back factory utilization rates and dropping panel average selling prices which have eroded the manufacturers’ profits. However, given television and information technology end-user market seasonality, industry forecasts show consumer demand for AMLCD products picking up again in the second half of calendar 2006.
     The recent inventory levels and profitability issues have resulted in delays in some, but not all, of our customers’ investment plans. There is an element of uncertainty in terms of timing, particularly with respect to new factory investments for manufacturers in Taiwan, China and Korea and plans for expansion have not solidified. As a result, we currently expect both lower levels of bookings for the next several quarters due to factory investment delays and lower revenue in our fourth quarter of fiscal 2006. In addition, delivery dates for certain of our current orders could be rescheduled into the future to meet customer demands. However, these investment patterns could change dramatically if current inventory levels decrease rapidly. Industry forecasts show the current consumer market conditions to be seasonal in nature and increasingly driven by the fact that the industry is still in the early adoption phase of LCD televisions. Based on industry forecasts, we believe that demand for our Generation 7 test and repair equipment will pick up again as the market works through the current oversupply. In addition, we have installed our first Generation 8 systems which are now testing customer production glass. Also, we continue to see interest in our automated inspection systems; however, customer adoption has been slower than we expected.
     Growth in the AMLCD television market is expected to continue to fuel the overall growth in the flat panel display market. While there is a current oversupply in the market, overall consumer demand for AMLCD television is projected to accelerate during the latter half of calendar year 2006. We expect TV panel prices to stabilize in the near future and peak panel demand to occur towards the end of the last half of calendar 2006. Overall, calendar year 2006 AMLCD television panel demand is still forecasted to be roughly double that of calendar 2005. This increased demand has been driven primarily by larger sized AMLCD televisions; and, in addition, we have also seen consumer demand for monitors increase and, as a result, we are seeing an increase in panel prices. There are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability.
     We believe continued growth in demand for AMLCD products will, in the long term, fuel investments in Generation 6, 7 and 8 factories to keep pace and that inspection, test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services.
Backlog
     Our backlog, consisting of unshipped system orders, unearned revenue and systems in deferred gross margin, as of June 30, 2006, was approximately $69.5 million, a majority of which we expect to ship, or to recognize for revenue, within the next six to twelve months. This compares to a backlog of $100.9 million as of September 30, 2005. All orders are subject to delay or cancellation with minimal penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders and the cyclical nature of our customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. As discussed earlier, we are currently expecting lower levels of bookings for the next several quarters due to recently announced factory investment delays.
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
     Our allowance for doubtful accounts was approximately $424,000 and $153,000 at June 30, 2006 and September 30, 2005, respectively. These balances each represent less than 1% of each period’s accounts receivable balance. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Due to the relatively high prices of our systems, the inability of even a single customer to make required payments could have a material adverse effect on our results of operations.
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
     Our liability for warranty coverage was approximately $5.4 million and $5.3 million at June 30, 2006 and September 30, 2005, respectively. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability and related provision would be required.
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
     Goodwill at both June 30, 2006 and September 30, 2005, was approximately $153,000, and related entirely to our purchase of assets from Summit Imaging in fiscal 2003. Intangible assets, net of accumulated amortization, as of June 30, 2006 and September 30, 2005 were approximately $2.1 million and $3.2 million, respectively, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging in fiscal 2003, the assignment and license agreement signed with IHI in fiscal 2004, the purchase of Quantum Composers in fiscal 2004 and the purchase of Tucson Optical Research Corporation in fiscal 2004.
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
     Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse judgment is probable and we can reasonably estimate the ultimate cost of such a judgment. We were engaged in one significant litigation matter as of June 30, 2006 – Amtower v. Photon Dynamics, Inc. On May 5, 2006, judgments were entered in favor of our company and former officers. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict. As of June 30, 2006, we recorded an accrual for legal charges incurred, as well as committed but unpaid expenses, related to this litigation.

Results of Operations
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated are set forth in the table below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	62.3	66.4	61.0	66.8

Gross margin	37.7	33.6	39.0	33.2

Operating expenses:
Research and development	16.5	22.0	17.5	27.6
Selling, general and administrative	13.5	18.8	14.5	18.0
Restructure charge	—	2.5	0.0	0.9
Impairment of property and equipment	0.1	0.5	0.0	0.6
Gain on sale of fixed assets	—	(0.4)	—	(0.1)
Amortization of intangible assets	0.7	1.0	0.8	1.2

Total operating expenses	30.8	44.4	32.8	48.1

Income (loss) from operations	6.9	(10.8)	6.2	(14.9)
Interest income and other, net	1.9	1.2	1.8	1.9

Income (loss) from continuing operations before income taxes and discontinued operations	8.8	(9.6)	7.9	(13.0)
Provision for income taxes	0.4	0.4	0.5	0.6

Income (loss) from continuing operations	8.4	(10.0)	7.4	(13.6)
Income (loss) from discontinued operations	(0.2)	0.7	(0.3)	0.3

Net income (loss)	8.2%	(9.3)%	7.1%	(13.3)%

Revenue

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2006	Change	2005	2006	Change	2005
		(dollars in millions)
Revenue	$51.7	32%	$39.1	$143.6	42%	$101.1
     Revenue increased 32% for the three months ended June 30, 2006 over the same period of the prior fiscal year and increased 3% sequentially from the three months ended March 31, 2006, as our customers continue their expansion of manufacturing capacity. Revenue increased 42% for the nine months ended June 30, 2006 over the same period of the prior fiscal year also reflecting our customers’ continued expansion of manufacturing capacity. However, as discussed earlier, the recent oversupply of end-user products has caused Flat panel display manufacturers to scale back utilization of existing capacity and to re-assess the timing of new factory investments. This oversupply has resulted in delays in some, but not all of our customers’ investment plans, which will affect our revenues in the next few quarters.
     We generate revenue from the sales of our ArrayCheckerTM and ArraySaverTM test and repair equipment, our PanelMasterTM inspection equipment, and customer support, which includes the sales of spare parts.
ArrayCheckerTM and ArraySaverTM Product Revenue
     Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 6 and earlier generation test and repair products represented approximately 32% and 93% of revenue in the three month periods ended June 30, 2006 and 2005, respectively, and approximately 31% and 91% of revenue in the nine month periods ended June 30, 2006 and 2005, respectively. The period-over-period decrease as a percentage of total revenue was due primarily to the shift in flat panel display manufacturers demand to our Generation 7 products as they move to a larger size glass substrate in the manufacturing process. Revenue from our Generation 7 products represented approximately 55% of revenue in each of the three and nine month periods ended June 30, 2006, and approximately 0% of revenue in each of the three and nine month periods ended June 30, 2005. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 and 7 ArrayCheckerTM products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 and 7 ArraySaverTM products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 7 and future generation products.
     Revenue from our ArrayCheckerTM products represented approximately 75% and 71% of our total revenue for the three months ended June 30, 2006 and 2005, respectively, and approximately 68% and 63% of our total revenue for the nine months ended June 30, 2006 and 2005. Revenue from our test products increased as a percentage of revenue primarily due to the varying levels of capital expenditures of our customers as they invest in manufacturing capacity, which resulted in a higher mix of ArrayCheckerTM products in the three and nine months ended June 31, 2006 as compared to the same periods in the prior year.
     Revenue from our ArraySaverTM products represented approximately 12% and 21% of our total revenue for the three months ended June 30, 2006 and 2005, respectively, and approximately 17% and 27% of our total revenue for the nine months ended June 30, 2006 and 2005, respectively. Revenue from our repair products decreased as a percentage of total revenue primarily due to the higher mix of ArrayCheckerTM products ordered by our customers.
     Revenue from our ArrayCheckerTM and ArraySaverTM products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with that portion of the remaining amount due after installation and upon final customer acceptance. Revenue for the three and nine month periods ended June 30, 2006 included a lower absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.
PanelMasterTMProduct Revenue
     Our PanelMasterTM inspection equipment operates primarily in the Cell phase of AMLCD production, inspecting glass that has been cut down to the size of the needed application. As such, our PanelMasterTM product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify this product by generations.
     Revenue from our PanelMasterTM products represented approximately 5% and 0% of total revenue for the three month periods ended June 30, 2006 and 2005, respectively, and approximately 6.8% and less than 1% in the nine month periods ended June 30, 2006 and 2005, respectively. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. Because this was a new product line, we deferred 100% of the revenue until we received customer final acceptance, which we began receiving in the first quarter of our fiscal 2006. The revenue recognized in the nine months ended June 30, 2005 was revenue on an older, pre-production machine for which we received final acceptance.
Customer Support and Spare Parts Revenue
     Revenue from customer support and spare parts represented approximately 7% and 8% of total revenue for the three month periods ended June 30, 2006 and 2005, respectively, and approximately 8% and 9% in the nine month periods ended June 30, 2006 and 2005, respectively. Revenue in both the three and nine months period ended June 30, 2006 was relatively flat as a percentage of total revenue compared to the same periods in the prior year. Revenues in both the three and nine month periods ended June 30, 2006, were higher in absolute dollars than in the comparative prior year periods due in part to increased sales of spare parts as we increase the installed base of tools at our customers’ facilities.

International Revenue
     Revenue by region for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2006	Change	2005	2006	Change	2005
			(dollars in millions)
Korea	$37.4	91%	$19.6	$103.6	239%	$30.6
Taiwan	13.6	(26)%	18.4	37.9	(8)%	41.0
Japan	0.7	(39)%	1.1	2.1	(87)%	16.2
China	—	0%	—	—	(100)%	13.3

Total Revenue	$51.7	32%	$39.1	$143.6	42%	$101.1

     The changes in revenue from the three and nine months ended June 30, 2006 as compared to the same periods in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.
     In the three and nine months ended June 30, 2006, we invoiced revenue of approximately $716,000 and $1.9 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen. In the three and nine months ended June 30, 2005, we invoiced revenue of approximately $727,000 and $18.3 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen.
Revenue Outlook
     We expect total revenue for the fourth quarter of fiscal 2006 to be between $30 and $35 million. As discussed earlier, the recent oversupply in end-user products has resulted in delays in some of our customers’ investment plans, and may cause delays in deliveries of current orders, all of which will reduce our revenues. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2006 are subject to risks and uncertainties. Please see “Factors Affecting Operating Results” below for factors that could cause these forward looking statements not to come true.
Gross Margin

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2006	Change	2005	2006	Change	2006
Gross Margin	38%	12%	34%	39%	18%	33%
     Gross margins increased in the three and nine month periods ended June 30, 2006, as compared to the same periods in the prior fiscal year. Gross margins in the current periods increased primarily due to:
•	A high mix of higher-margin ArrayCheckerTM systems in both the three and nine month periods; and,

•	In the nine month period, a favorable warranty adjustment related to the increased reliability and serviceability of our tools.
     This increase in gross margins was offset by a lower mix of revenue related to the receipt of final customer acceptances following completed installation, which have higher margins associated with this portion of the sales price as compared to the same periods in the prior year, to costs associated with SFAS No. 123R for which there were no comparable charges in the same periods of the prior fiscal year, and to an additional write-down of excess inventory in our third quarter as a result of anticipated lower bookings and revenues.
     We anticipate that our gross margin for our fourth quarter of fiscal 2006 will decrease due to the expected change in mix of lower gross margin products and to costs associated with the under-utilization of our San Jose facilities in connection with our expected lower fourth quarter revenues.
     Key factors that may impact our future gross margin include:
•	Our revenue mix between higher margin ArrayCheckerTM systems and lower margin ArraySaverTM and PanelMasterTM systems;

•	The costs of increasing customer service staff to support the increased demands of our customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or customer-initiated changes in delivery schedules by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.

Research and Development

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
	(dollars in millions)
Expense	$8.5	(1)%	$8.6	$25.1	(10)%	$27.9
Percent of Revenue	17%		22%	18%		28%
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products. Our overall research and development spending decreased in the three and nine month periods ended June 30, 2006, in both absolute dollars and as a percentage of revenue over the same periods of the prior fiscal year due to lower spending on Generation 6 and 7 test, repair and inspection product development programs and to savings from the restructuring associated with the closing of our Markham, Canada location. This decrease in research and development expenses occurred despite the impact of SFAS No. 123R in the three and nine months ended June 30, 2006, for which there were no comparable charges in the same periods of the prior fiscal year.
     We expect our research and development expenses to increase slightly in absolute dollars during our fourth quarter of fiscal 2006 as compared to research and development expenses of approximately $8.5 million in our third quarter due to expected levels of spending on new generation product lines. During the last three months of fiscal 2006, we will continue our research and development efforts to address four areas:
•	Ramp up our automated inspection program to address mass production requirements;

•	Focus on product enhancements and improving cost of ownership on our Generation 7, 7.5 and 8 products;

•	Accelerate development of our next-generation products; and

•	Invest funds in reliability and cost reduction initiatives.
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
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
	(dollars in millions)
Expense	$7.0	(5)%	$7.4	$20.8	15%	$18.1
Percent of Revenue	14%		19%	15%		18%
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses. Selling, general and administrative expenses were relatively flat in the three months ended June 30, 2005 and 2006, respectively and higher in absolute dollars in the nine month periods ended June 30, 2006 as compared to the same period of the prior fiscal year. The increase in the nine month period was primarily due to costs associated with SFAS No. 123R, to higher costs associated with audit and legal fees and to increased headcount.
     We expect these expenses in our fourth quarter of fiscal 2006 to remain flat to slightly lower compared to selling, general and administrative expenses of approximately $7.0 million in our third quarter of fiscal 2006.

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
     We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123. No employee stock-based compensation was reflected in net income/loss for the three and nine month periods ended June 30, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
     We elected to adopt the modified prospective application method as provided by SFAS No. 123R. Accordingly, during the three and nine month periods ended June 30, 2006, we recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. We did not restate previously reported amounts.
     During the three and nine month periods ended June 30, 2006, we recorded stock-based compensation related to our stock option plans of approximately $970,000 and $2.9 million, respectively, and compensation cost in connection with our employee stock purchase plan of approximately $116,000 and $355,000, respectively. Approximately $293,000 of stock-based compensation was capitalized as inventory and deferred gross margin during the nine months ended June 30, 2006.
     The compensation expense related to share-based payments is charged to cost of revenue, research and development and selling, general and administrative categories based upon employees who receive the awards. The following table summarizes the stock-based compensation expense in our results from continuing operations:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)
Stock-based compensation expense included in continuing operations:
Cost of revenue	$34	$86
Research and development	169	502
Selling, general and administrative	749	2,366

Total stock-based compensation expense after income taxes (1)	$952	$2,954

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
     As of June 30, 2006, the unrecorded stock-based compensation balance related to stock options was $3.7 million and will be recognized over an estimated remaining weighted average amortization period of 1.6 years.

Restructuring Charge

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
Expense	$0	(100)%	$951,000	$30,000	(97)%	$951,000
Percent of Revenue	0%		2%	0%		1%
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
     Under the restructuring plan, certain employees were offered additional severance amounts and retention bonuses to stay through either September 2005 or March 2006. We accrued charges for these benefits ratably over the related service periods. We recorded additional restructuring charges of approximately $107,000 during the six months ended March 31, 2006 related to these severance and retention amounts, which was offset by an adjustment to the liability of approximately $77,000 related to bonuses. No additional amounts were charged in our third quarter of 2006. All termination benefits were paid out by March 31, 2006 and we do not expect to incur any additional restructure charges.
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
Impairment of Property and Equipment

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
Expense	$50,000	(71)%	$174,000	$50,000	(91)%	$556,000
Percent of Revenue	0%		0%	0%		1%
     As discussed in the overview and critical accounting policies above, we have exited all business lines other than the flat panel display products market and have suspended operations in the LTPS and inverter markets. In the three months ended June 30, 2006 we wrote off certain amounts related to the Company’s test bed equipment. In the three months ended June, 30, 2005, we wrote off approximately $174,000 related to our test bed equipment. In the nine months ended June 30, 2005, we wrote off an additional $382,000, representing the remaining production assets related to our LTPS product line, as substantially all our customer commitments were fulfilled.
Gain on Sale of Property and Equipment

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
Expense	$0	(100)%	$143,000	$0	(100)%	$143,000
Percent of Revenue	0%		0%	0%		0%
     In the three months ended June 30, 2005, we recorded approximately $143,000 as a gain on the sale of fixed assets for the sale of a demonstration tool.
Amortization of Intangibles

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
Expense	$372,000	(2)%	$380,000	$1.1 million	(5)%	$1.2 million
Percent of Revenue	1%		1%	1%		1%
     Amortization of intangibles remained relatively flat in absolute dollars in the three and nine months ended June 30, 2006 as compared to the same periods in the prior fiscal year.
     Based on intangible assets recorded at June 30, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, we expect our fourth quarter amortization to be approximately $370,000.

Interest Income and Other, Net

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
Expense	$999,000	112%	$472,000	$2.5 million	33%	$1.9 million
Percent of Revenue	2%		1%	2%		2%
     Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense. The higher level of interest income and other, net, in the three and nine month periods ended June 30, 2006 as compared to the same periods of the prior fiscal year, was primarily attributable to an increase in interest income due to higher interest rates on invested cash compared to rates in effect in the prior year periods and to a decreased effect of transaction gains and losses.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
Expense	$205,000	23%	$167,000	$756,000	34%	$565,000
Percent of Revenue	0%		0%	1%		1%
     The effective tax rates for the three and nine month periods ended June 30, 2006 were approximately 4% and 7%, respectively. The effective tax rate for the three and nine month periods ended June 30, 2006 is lower than the statutory rate due to tax benefits arising from net operating losses.
     The effective tax rates for the three and nine month periods ended June 30, 2005 were approximately 4% in each period. We had a provision for income taxes despite a net loss position in both the three and nine month periods ended June 30, 2005 due primarily to foreign income taxes.
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
Discontinued Operations

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2006	Change	2005	2006	Change	2005
Income (loss)	$(127,000)	na	$268,000	$(473,000)	na	$258,000
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Loss from discontinued operations for the three months ended June 30, 2006 consists primarily of approximately $127,000 of additional legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit. Loss from discontinued operations for the nine months ended June 30, 2006 consists primarily of legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit (see Note 9), offset by deferred rent charges that were reversed in the quarter ended December 31, 2005 when we successfully renegotiated our remaining lease obligations for our Austin, Texas facility.
     Income from discontinued operations for the three months ended June 30, 2005 includes approximately $270,000 for the reduction in certain reserves related to contingent warranty and lease obligations settled at amount less than originally estimated in the former cathode ray tube and high quality glass inspection business. Income from discontinued operations for the nine months ended June 30,

2005 includes additional amounts of approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations, offset by approximately $113,000 of additional legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit, both of which are related to the printed circuit board assembly inspection business.
     We do not expect losses from these businesses to be material in the foreseeable future; however, the former executive officer in the Amtower v. Photon Dynamics, Inc. has filed a notice of appeal, and an adverse judgment in an appeal could have a material adverse effect on the results of operations from discontinued operations.
Liquidity and Capital Resources
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $133.2 million as of June 30, 2006, compared to $116.5 million as of September 30, 2005. A major component of working capital is $90.6 million of cash, cash equivalents and short-term investments as of June 30, 2006, compared to $93.0 million as of September 30, 2005.
Operating Activities of Continuing Operations
     Cash used in operating activities from continuing operations was approximately $531,000 in the first nine months of fiscal 2006. Cash was used in continuing operations in the nine months ending June 30, 2006, despite our net income, adjusted for non-cash related items, because of our use of approximately $19.7 million of cash in changes in working capital, the primary source being an increase in accounts receivable of approximately $30.2 million, offset in part by a decrease in inventory of approximately $13.1 million. In addition, we saw a net decrease of approximately $3.1 million in our deferred gross margin. Our accounts receivable increased due primarily to the non-linearity of shipments, with a large percentage of product shipments occurring in June. The decrease in inventories is due primarily to timing of delivery of products in our backlog and to lower levels of third quarter bookings due to the market oversupply. Deferred gross margin fluctuates based upon the timing of acceptance on our tools by our customers.
Investing Activities of Continuing Operations
     Cash provided by investing activities from continuing operations was approximately $2.9 million in the first nine months of fiscal 2006. Cash provided by investing activities was primarily the result of approximately $4.8 million of net maturities and sales of short-term investments, offset by capital expenditures of approximately $1.9 million.
Financing Activities of Continuing Operations
     Cash provided by financing activities from continuing operations was approximately $1.3 million in the first nine months of fiscal 2006 resulting from approximately 1.8 million in sales of our common stock under our employee equity compensation plans, offset by approximately $533,000 of repayments of short term borrowings.
     The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
     We have a bank line of credit (“line of credit”) that currently has a $4.0 million borrowing capacity with an interest rate of floating prime with an expiration date of October 2007. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At June 30, 2006, no amounts were outstanding under the line of credit.

Operating, Investing and Financing Activities of Discontinued Operations
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Net cash used in discontinued operations during the nine month periods ended June 30, 2006 and 2005 is as follows:

	Nine Months Ended
	June 30,
	2006	2005
	(In thousands)
Printed circuit board business	$(1,149)	$(523)
Cathode ray tube display and high quality glass inspection business	(20)	(264)

Net cash used in discontinued operations	$(1,169)	$(787)

     Cash used in discontinued operations for the nine months ended June 30, 2006 consists primarily of cash paid for legal expenses in the Amtower v. Photon Dynamics, Inc. lawsuit and, to a lesser extent, changes in other working capital balances.
Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at June 30, 2006. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2006(1)	2007	2008	2009	2010	Thereafter
				(In thousands)
Notes payable	$1,050	$50	$1,000	$—	$—	$—	$—
Operating lease obligations	12,421	748	2,984	2,667	2,624	2,714	684

Purchase obligations	27,517	12,111	15,278	128	—	—	—

Total	$40,988	$12,909	$19,262	$2,795	$2,624	$2,714	$684

(1)	Remaining three months
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
Impact of Accounting Pronouncements
     In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The provisions of this Interpretation apply to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. We are currently evaluating the accounting and disclosure requirements of this Interpretation and we expect to adopt it as required at the beginning of our fiscal year 2008.
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
     Although we reported net income for the nine months ended June 30, 2006, we reported a net loss for the fiscal year ended September 30, 2005, as well as net losses for each of the fiscal years ended September 30, 2003 and 2002. In addition, we expect to report a net loss in the fourth quarter of fiscal 2006, due primarily to decreased revenue due to some customers rescheduling current orders to later delivery dates and delaying placing additional orders as they re-assess the timing of their capital expenditures in light of the current end-product market oversupply. In the future our revenue may decline, remain flat or grow at a rate slower than expected. Our ability to achieve and maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. Although we expect the current oversupply to correct and our customers to resume increasing manufacturing capacity, if demand for our products is not sustained and we do not react quickly to reduce discretionary and variable spending, this would impair our ability to again achieve profitability. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.
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

     Other factors which may influence our operating results in a particular quarter include:
•	the timing of the receipt of orders from major customers;

•	our product mix;

•	competitive pricing pressures;

•	our ability to obtain components from our single or limited source suppliers in a timely manner;

•	global economic uncertainty;

•	changing international economic conditions;

•	the outcome of the appeal of our litigation with a former executive officer;

•	worldwide political instability;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.
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
     Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. In the last half of calendar year 2005, market indicators showed that AMLCD consumer demand rose and continued rising into calendar 2006 as a result of significantly reduced panel prices. However, at the end of the first half of calendar 2006, we once again saw an oversupply, causing manufacturers to respond by scaling back factory utilization rates and dropping panel average selling prices which have eroded the manufacturers’ profits.
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
     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first nine months of fiscal 2006 and all of fiscal 2005 were as follows: our top three customers accounted for 83% of our revenue in the first nine months of fiscal 2006, while our top five customers accounted for 67% of our revenue in fiscal 2005.
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
     In addition, a major earthquake in Asia near one of our customers could disrupt our operations or the operations of our customers, which could reduce demand for our products.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
     We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. In fiscal 2005, approximately $19.3 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen, and, at September 30, 2005, approximately $243,000 of our accounts receivable was denominated in currencies other than U.S. dollars, all of which was in Japanese yen. In the nine month period ended June 30, 2006, approximately $1.9 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen. At June 30, 2006, approximately $10.8 million of our accounts receivable was denominated in currencies other than U.S. dollars, primarily in Japanese yen. Our accounts receivable are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our accounts receivable from the rates at June 30, 2006 would decrease the fair value of the accounts receivable by approximately $986,000.
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
Although we maintained this enhanced process during the period covered by this report, we require additional time and testing to ensure that this material weakness has been completely remediated, and the revised controls as described above are operating effectively. Consequently, we have not yet been able to conclude that this material weakness no longer exists. Based on the foregoing and our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Changes in Control Over Financial Reporting in the Third Quarter of Fiscal 2006
     During the period covered by this report, we have not implemented any significant changes in our internal control over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict.. We have recorded an accrual for current charges incurred, as well as committed but unpaid expenses, related to this litigation.
     This lawsuit was previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as well as in our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006.
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
Chief Financial Officer and Secretary
(Duly authorized and principal financial officer)
Dated: August 9, 2006

Exhibit Index

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1	Compensation for Outside Directors, Effective May 24, 2006.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-described exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.