Form 10-K
period 2006-09-30
PHOTON DYNAMICS INC
filed 2006-12-14
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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
Common Stock, no par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $282,823,369. Excludes an aggregate of 1,957,913 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of March 31, 2006. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of December 1, 2006, there were 16,590,372 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

PHOTON DYNAMICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “plans,” “anticipates,” “relies,” “expects,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any such statements. These forward-looking statements are based on current expectations as of the filing date of this Annual Report on Form 10-K and involve a number of uncertainties and risks. These uncertainties and risks include, but are not limited to: the adoption of new technology by our existing and potential customers, the current economic uncertainty, which may cause consumers to purchase products containing flat panel displays at a rate lower than we and our customers expect, and therefore that could lead our customers to reduce investments in our products below that which we project until the markets become more certain; the current economic conditions, which may cause an increase in competitive pricing pressures; and the risk of the introduction of competing products having technological and/or pricing advantages, which would reduce the demand for our products. As a result, our actual results and end user demand may differ substantially from expectations.

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The information included in this Annual Report on Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements and we expressly assume no obligation to update the forward-looking statements included in this report after the date hereof except as required by law.

PART I

Item 1.	Business

Introduction

Photon Dynamics, Inc. (“Photon Dynamics”) is a California corporation incorporated on May 12, 1986. We are a leading global provider of yield management solutions to the flat panel display industry. Our portfolio of products, services and expertise is designed to deliver the yield-management solutions our customers need to effectively address their most pressing thin-film transistor liquid-crystal display manufacturing challenges. Our unique portfolio of test, repair and inspection systems drive process control improvements throughout the manufacturing process — from early identification and characterization of defects, to back-end cell inspection. Manufacturers in the flat panel display industry use our solutions to collect data, analyze product quality and identify and repair product defects at critical steps in their manufacturing processes. Our customers use our systems to increase manufacturing yields of high-performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.

On November 16, 2006, we announced that we are realigning our resources, resulting in the discontinuation of our PanelMastertm inspection products. While we will continue to support the current installed base, we are discontinuing the product line and will no longer pursue new business for PanelMastertm systems, upgrades or enhancements. The discontinuation of the PanelMastertm products represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company. Introduced at the end of fiscal 2004, revenue from our PanelMastertm products represented approximately 6%, 6% and 0% of total revenue in fiscal 2006, 2005 and 2004, respectively.

Prior to fiscal 2003, we also were engaged in the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. During fiscal 2003, we implemented plans to exit these businesses and consequently, we now operate in one reportable business segment — the flat panel display industry. Accordingly, the operating results of both the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business segments have been presented as discontinued operations in our statements of operations. We continue to incur charges relating to discontinued operations primarily due to costs associated with the Amtower v. Photon Dynamics, Inc. lawsuit. For further details of our discontinued operations, see Note 3 of our “Notes to Consolidated Financial Statements” included under Part II Item 8. “Financial Statements and Supplementary Data.”

Additional information about Photon Dynamics, Inc. is available on our website at www.photondynamics.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the SEC.

Industry

Flat Panel Display Industry Background

Continuous innovations in microelectronics and materials science have enabled flat panel displays with sharper resolution, brighter pixels and faster imaging to be produced in varying sizes for differing applications. Similar innovations have led to the introduction of a broad array of electronic devices with increasing performance and decreasing size characteristics. Manufacturing these highly engineered products requires complex, multi-stage production processes, increasing the potential for defects and errors associated with equipment failures, contamination of materials, drift in process parameters, human error and other related factors. These complexities are further complicated by the flat panel display industry’s migration toward large-area glass substrates for economical, high-volume production of larger display panels. These manufacturing complexities increase investment in work-in-progress inventories and lengthen production cycles. Because of the high cost of materials used in the manufacture of liquid crystal display (“LCD”), defective LCDs can be quite costly for LCD manufacturers, and ultimately drive up both panel and end product costs. Reliable, repeatable methods of analyzing production-line data and repairing process-related defects are therefore essential to enabling the production of larger, higher-quality LCDs at affordable price points.

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

Growth in the mobile electronic devices market, the notebook and desktop computer market and the television market have driven the demand for flat panel displays, which offer reduced footprint, weight, power consumption and heat emission and better picture quality as compared to cathode ray tube displays, the current standard technology for televisions.

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

Manufacture of Active Matrix Liquid Crystal Displays.  The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different glass substrate sizes and resolutions through research and development, pre-production prototyping and commercial production.

An AMLCD uses liquid crystal to control the passage of light. The basic structure of an AMLCD panel may be thought of as two glass panels sandwiching a layer of liquid crystal. The front glass panel is fitted with a color filter, while the back glass panel has transistors fabricated on it. When voltage is applied to a transistor, the liquid crystal is bent, allowing light to pass through to form a pixel. A light source is located at the back of the panel and is called a backlight unit. The front glass panel is fitted with a color filter, which gives each pixel its own color. The combination of these pixels in different colors forms the image on the panel.

Glass panels are initially manufactured on large glass substrates which are subsequently cut down to the panel size needed for the application. Each progressive increase in substrate size is referred to by its “generation.” Generation 5 substrate glass is approximately 1,200 × 1,300 mm in size, Generation 6 substrate glass is approximately 1,500 × 1,800 mm in size, Generation 7 substrate glass is approximately 1,870 × 2,200 mm in size, and Generation 7.5 and 8 substrate glass is approximately 2,160 × 2,460 mm in size. Next generation substrates glass (Generation 10) is currently estimated to be 2,850 × 3,050 mm in size.

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

Cell Assembly Phase.  The second phase, cell assembly, is the joining of the TFT array plate and the color filter plate with liquid crystal material.

Module Assembly Phase.  The third phase, module assembly, involves packaging the display and attaching the electronics and illumination — or backlight — which will allow the device to display text, graphics and video images.

The AMLCD market is both price sensitive and cost competitive, making it critical for manufacturers to constantly strive for the highest possible yields to decrease costs. Unlike semiconductor fabrication facilities, where productivity can be increased by shrinking features and die size, AMLCD fabrication productivity is driven by yield and substrate size, the latter being because an increase in the plate area with each new generation results in a disproportionately lower increase in processing equipment costs, generating new production efficiencies.

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

The manufacturing process for each new generation of glass substrate typically requires new fabrication facilities (“fabs”), modifications of the manufacturing process, development and installation of new manufacturing equipment, and, as a result, new test and repair equipment. New fabrication facilities and upgrades to existing facilities represent significant investments by flat panel display manufacturers and take time to properly plan, implement, and bring to full capacity.

Challenges Faced by Flat Panel Display Manufacturers.  The ability of flat panel display manufacturers to improve yields of active matrix liquid crystal displays and other flat panel displays depends, in large part, on their ability to test, repair and inspect displays during the manufacturing process and to use the resulting data collection to refine the manufacturing process. The ability to test, repair and inspect helps manufacturers address a number of challenges, including:

•	Demand for Higher Quality. Increased competition among flat panel display manufacturers, improvements in the manufacturing process and higher consumer expectations are moving the flat panel display industry towards a zero defect standard. The manufacturing challenges presented by the goal of zero defect products have been compounded by the increasing demand for higher resolution and larger displays.

•	Increasing Display Resolutions. Resolutions of advanced flat panel displays now involve several million pixels, presenting a challenge when test and inspection equipment must exercise each pixel. Traditional methods of physically contacting each row and column of pixels with probe cards have difficulty handling current advanced displays. Manufacturers require new techniques, such as non-contact pixel-addressing mechanisms, to more effectively handle these displays.

•	High Cost of Materials. Materials costs comprise approximately 50% to 70% of flat panel display costs, in contrast to only approximately 10% for semiconductors, according to industry sources. Higher material costs expose the flat panel display manufacturer to higher costs due to yield loss throughout the manufacturing process. High performance LCDs for television applications further increase the complexities associated with LCD manufacturing. Because of the high cost of materials used in the manufacture of LCDs, defective LCDs, especially larger displays, represent a substantial cost to LCD manufacturers, and can ultimately drive up both panel and end product costs. Therefore, it is important to test, repair and inspect early in the manufacturing process before expensive materials are added to the display in the latter assembly phases.

•	Need for Increased Yield and Greater Throughput. Greater yields are realized in part through more effective test, repair and inspection. In order to maintain or improve profitability, flat panel display manufacturers need test, repair and inspection equipment that will allow them to increase process speed while using larger panels.

•	Need for Flexibility. The flat panel display industry is producing a larger number of different panel sizes as the variety of applications incorporating flat panel displays has increased. Manufacturers are seeking test, repair and inspection equipment that can be reconfigured quickly and accurately for different panel sizes, with minimal production downtime.

Products

Today’s market dynamics demand that flat panel display manufacturers leverage the latest yield management and process tools. We focus specifically on delivering yield management solutions that enable manufacturers to collect data from the production line, analyze the data, and quickly diagnose and repair process-related defects. We focus specifically on delivering solutions that help manufacturers decrease material costs and improve throughput to gain that incremental yield edge so critical to success. Our offerings can be broadly classified into two categories: Yield Management Products and Customer Service.

Yield Management Products

Our flat panel display yield management products include test and repair equipment that are used primarily in the Array phase of production, and inspection equipment that is used primarily in the Cell Assembly phase of production. Our test equipment can identify and characterize defects at early stages of the manufacturing process so that the panels may be repaired before the next stage or, if necessary, discarded, minimizing the loss of time and materials. Our test and repair systems use similar software-based controls, processing and graphical user interfaces. Our products can be networked together with one another as well as with complementary vendor products so that defect data can be stored, analyzed and used throughout the manufacturing process. Our systems are also compatible with a variety of material handling automation systems. In addition, our inspection equipment can identify visual defects after cell assembly.

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

Flat Panel Display Array Repair Systems.  Our ArraySavertm repair systems utilize multiple wavelength laser technology to repair defects in flat panel displays during and after array fabrication. Our systems can use defect data files downloaded from our ArrayCheckertm test systems or other test and inspection systems to automatically position the panel for repair, thereby eliminating the time spent by operators locating defects.

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

Flat Panel Display Inspection Systems.  Our PanelMastertm inspection systems use our proprietary image analysis and moiré interference canceling algorithms and technology to inspect flat panel displays for visual defects after cell assembly. Our systems use multiple high-resolution cameras and computer workstations to quantitatively measure visual characteristics and to precisely locate and characterize line, cluster, pixel and blemish defects. Inspection data generated by the system is displayed on a video monitor for immediate interpretation and can be stored or sent to a repair system to effect repairs. The system was available either as a stand-alone unit or as a modular unit that could be integrated with a manufacturers’ material handling equipment. As discussed above on November 16, 2006, we announced that while we will continue to support the current installed base, we are discontinuing the PanelMastertm product line and will no longer pursue new business for PanelMastertm systems, upgrades or enhancements for this product line.

Customer Service and Support

We enhance the value of our products through our customer support programs, which provide comprehensive worldwide service and support across all of our product lines. With years of experience helping our customers increase yields across a myriad of production environments, our global yield management support organization is equipped to provide customers with a range of preventative and corrective services. These include design, development, and integration services associated with yield management, as well as comprehensive training, project management, process and applications consulting, product maintenance, and life cycle optimization.

Customers

We sell our products to manufacturers in the flat panel display industry. All of our flat panel display customers are located in South Korea, Taiwan and Japan, where flat panel display production is concentrated, and in China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. Sales to our top three customers accounted for 76%, 46% and 62% of revenue in fiscal 2006, 2005 and 2004, respectively. During fiscal 2006, sales to LG Phillips LCD, Samsung Electronics Co., Ltd. and AU Optronics Corporation each accounted for more than 10% of our total revenues. See Note 13 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information, which is incorporated here by reference, regarding sales to our major customers.

Our business depends upon the capital expenditures of flat panel display manufacturers, which in turn depend on the current and anticipated market demand for products utilizing flat panel displays. We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. We do consider consumer demand for flat panel display products to be seasonal, with peak demand occurring in the latter half of each calendar year. This end-user seasonality has an influence on capacity decisions by flat panel display manufacturers and has a limited influence on the flat panel display manufacturers’ overall investment patterns. However, because new fabrication facilities and upgrades to existing facilities represent significant investments and take time to implement, we consider flat panel display manufacturers to have cyclical investment patterns. Downturns in the flat panel industry or slowdowns in the worldwide economy have in the past had and could in the future have a material adverse effect on our future business and financial results.

Sales, Service and Marketing

Our sales, service and marketing strategy is to provide our customers with increased manufacturing yields and throughput, improved quality and greater overall efficiency in their manufacturing process. Our sales, service and marketing efforts are focused on building long-term relationships with our customers. We sell our products for the flat panel display industry directly to our customers in South Korea, Taiwan, China and Japan. We also sold in Japan through a value-added distributor, until February 2004 when we terminated our reseller agreement. We service our products worldwide directly.

Revenue from our flat panel display products represented 100% of our revenue in fiscal 2006, 2005 and 2004, and all of this revenue was derived from sales to companies located outside of the United States. We believe that sales outside the United States will continue to comprise all of our revenues for the foreseeable future. Our future performance will depend, in part, on our ability to compete successfully in Asia. Our ability to compete in this area of the world is dependent upon the continuation of favorable trade laws between countries in the region and the United States, and our continuing ability to maintain satisfactory relationships with flat panel display manufacturers in the region.

Our sales terms are typically 80% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. We typically provide a limited warranty on our products for a period of 12 months from final acceptance. Our field service personnel provide customers with repair and maintenance services, primarily warranty related. As of September 30, 2006, we employed 129 sales and service personnel, 36 of whom were located in North America and 93 of whom were located in the Asia-Pacific region.

International sales expose us to risks that are not experienced with domestic sales, such as export license restrictions, political instability, trade restrictions and currency fluctuations. These and other risks relating to our business are detailed Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. See Note 13 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional geographic information, which is incorporated here by reference, including long-lived assets by geographic area as well as revenue from external customers attributable to geographic areas during the last three years.

Research and Development

The market for integrated yield management systems is characterized by rapid and continuous technological development and product innovation. We believe that it is necessary to maintain our competitive position through continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our human and financial resources to research and development and seek to maintain close relationships with customers to remain responsive to their needs. For information regarding our research and development expenses during the last three years, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, which is incorporated here by reference. As of September 30, 2006, we employed 166 research and development personnel, 81 of whom were located in North America and 85 of whom were located in the Asia-Pacific region.

We are focusing our current research and development on increasing the performance of our current array test and array repair systems, the design of our next generation systems, and the development of new technologies including the funding of an early-stage development company. We are committing significant engineering efforts toward product improvement and next generation product development. We will continue to invest in research and development to maintain technology leadership in our products. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any of our new products, that we will be able to develop and introduce new products on a timely basis, or that we will be able to enhance our existing products and processes to satisfy customer needs.

Manufacturing

Our flat panel display products are primarily manufactured in San Jose, California. We perform design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of a majority of our components and subassemblies. Our in-house manufacturing activities consist primarily of final assembly and test of components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. As of September 30, 2006, we employed 83 manufacturing personnel, 80 of whom were located in North America and 3 of whom were located in the Asia-Pacific region.

In our fourth fiscal quarter, we entered into agreements to begin leasing approximately 8,200 square feet of manufacturing space in South Korea beginning in fiscal 2007. We plan to begin limited assembly and in-house testing of certain of our ArraySavertm products at our South Korean manufacturing facility as early as our second quarter of fiscal 2007.

We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required systems and ship to the customer within approximately 20 to 36 weeks. We maintain quality control through inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Although we assemble some components and final test our systems under limited clean room conditions, most of our manufacturing occurs in standard manufacturing space.

Because of the long lead time required to acquire the materials and manufacture a customer order and the cyclical nature of the business, a significant increase in orders could necessitate a build-up in inventory and therefore initially have a negative impact on cash.

The Company believes that its operations and facilities are in substantial compliance with all applicable federal, state, and local laws and regulations covering the discharge of materials into, and protection of, the environment.

Suppliers

Many of the parts, components and subassemblies (collectively “parts”) that we purchase from our suppliers are standard commercial products, although certain parts are made to our specifications. We use numerous vendors to supply parts for the manufacture and support of our products; however, we obtain several parts, components and subassemblies for our systems from a sole source or a limited group of suppliers. For example, we currently obtain material handling platforms, certain laser assemblies and certain pellicle products from various single source suppliers. Although we seek to reduce dependence on sole source and limited group suppliers, alternative sources of supply for certain pieces of equipment remain unavailable or may only be available on unfavorable terms. The partial or complete loss of a single source or limited group of suppliers or any delay in shipment from a single source or limited group of suppliers could negatively impact our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations. To date, we have not experienced any damages or loss as a result of sourcing from a sole source or limited group of suppliers or any related delays in shipment.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets statute. We have filed and obtained a number of United States and foreign patents and have also jointly filed patent applications in Japan. As of October 28, 2006, we have been issued 74 patents in the United States that are effective. The normal expiration dates of these patents range from 2007 to 2023. As of October 28, 2006, there are 25 pending patent applications in the United States. As of October 28, 2006, we have been issued 52 non-U.S. patents that are in force, with expiration dates beginning in 2010, and there are 75 non-U.S. pending patent applications. From time to time, we license our patents to third parties for use in fields of use other than the flat panel industry.

Our patents relate to various aspects of our yield management solutions and other technology as set forth in the following table (as of October 28, 2006):

	Patents in Force
	U.S.	Non-U.S.

Yield Management Products	45	27
Other	29	25

Total	74	52

We intend to continue to pursue the legal protection of our technology through intellectual property laws. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe, challenge or misappropriate our proprietary rights.

Backlog

Our backlog consists of unshipped system orders, unearned revenue and systems in deferred gross margin. As of September 30, 2006, our backlog was approximately $71.0 million, compared to approximately $100.9 million as of September 30, 2005. We expect to ship or to recognize revenue on the majority of the September 2006 backlog within the next six to twelve months. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. We are currently expecting lower levels of bookings for the next several quarters due to recently announced factory investment delays by our customers, as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Our competitors in the array test market primarily include Micronics Japan Co. Ltd., Applied Komatsu Technology, Inc. and Shimadzu Corporation. Our competitors in the array repair market primarily include LaserFront Technologies, Inc., NTN Corporation, Contrel Limited, LG Tech Center, Charm Engineering Co., Ltd and Hoya Continuum Corporation. Our competitors in the cell inspection market include Mechatronics, a subsidiary of Samsung Electronics Co., Ltd.

We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. In addition, our customers may choose to develop proprietary technology that may obviate or lessen their need to purchase our products. Moreover, increased competitive pressure may necessitate price-based competition, which could harm our business, financial condition and results of operations.

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

Significant competitive factors in the market for our yield management systems include system performance, ease of use, reliability, installed base and technical service and support. We believe that, while price and delivery are important competitive factors, our customers’ overriding requirement is for systems that easily and effectively incorporate automated and highly accurate inspection and repair capabilities into their existing manufacturing processes, thereby enhancing productivity.

Our yield management systems for the flat panel display industry are intended to compete based upon performance and technical capabilities. These systems may compete with less expensive and more labor-intensive manual inspection devices.

Employees

As of September 30, 2006, we employed 423 persons. No employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

In fiscal 2006, we entered into agreements which commit us to provide funding and limited use licenses to certain of our intellectual property to an early-stage development company. This venture seeks to leverage our technology in new potential markets.

In the recent past, we acquired the following businesses and product lines with complementary products and/or technologies:

In August 2004, we acquired from Tucson Optical Research Corporation (“TORC”) all of the assets related to the design and manufacture of pellicle products which are components of the modulators used in our array test systems. This acquisition has enabled us to reduce our product costs while improving the performance of our array test systems.

In June 2004, we acquired from Quantum Composers, Inc. all of the assets related to the design and manufacture of laser assembly products used in our array repair systems. This acquisition has enabled us to reduce our product costs while improving performance of our array test systems.

In May 2003, we acquired substantially all of the assets of Summit Imaging, Inc., a privately held designer and manufacturer of cooled cameras for the capital equipment industry. This acquisition has enabled us to reduce our product costs while improving performance of our array test systems.

In October 2002, we purchased certain assets from Intevac, Inc. related to Intevac’s Rapid Thermal Processing (“RTP”) Division. The RTP systems use a patented technology designed to activate low temperature poly-silicon films utilizing a precise heating process critical to the manufacture of advanced active matrix, thin film transistor liquid crystal displays and organic light emitting diodes. This acquisition expanded our flat panel display product offering. Due to deterioration of business conditions and lower than expected demand for low temperature poly-silicon film technology, as of December 31, 2003, we determined that all the goodwill and intangible assets associated with this RTP reporting unit had been impaired and, as a result, their carrying value was reduced to zero. Due to deteriorating business conditions and the emergence of alternative and competing technologies, we continued only to support RTP systems in the field until March 31, 2005. We no longer support this business line or generate revenues from it.

For further details regarding our business combinations and dispositions, please see Note 4 of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of November 30, 2006, are as follows:

Name	Age	Position

Malcolm J. Thompson	61	Chairman of the Board of Directors, Director
Jeffrey A. Hawthorne	49	Chief Executive Officer, President and Director
Michael Schradle	61	Chief Financial Officer
Steve Song	51	Vice President, Worldwide Sales
Mark Merrill	43	Vice President, Marketing

Malcolm J. Thompson has been a member of our Board of Directors since 1992 and served as the Executive Chairman of our Board of Directors from October 2003 until September 2005; and as Chairman of the Board since September 2005. He is the President of MJT Associates and Consulting Company, which specializes in high technology and business consulting. From April 2003 to December 2005, Dr. Thompson served as the interim Chief Executive Officer of Vitex Systems, Inc., a developer of technology for use in the manufacture of next-generation flat panel displays. From 1998 through November 2001, he was President and Chief Executive Officer of Novalux, Inc., a provider of laser modules for optical networks. From 1996 to 1998, he was President and Chief Executive Officer of dpiX, Inc., a digital image capture and display products company, and from 1981 to 1996, he was the Chief Technologist for Xerox PARC. Since December 2005, he has been on the board of Cambridge Display Technology. He also has served as Chairman of the Board of the United States Display Consortium, an industry-government consortium of over 135 member companies. Dr. Thompson received a B.S. and a Ph.D. in Applied Physics from the University of Brighton, Sussex in the United Kingdom.

Jeffrey A. Hawthorne has been our President and Chief Executive Officer since October 2003, and has been a member of our Board of Directors since December 2003. From September 5, 2006 to December 14, 2006, Mr. Hawthorne performed the functions of Principal Financial Officer and Principal Accounting Officer. From July 2003 to October 2003, Mr. Hawthorne was our Chief Operating Officer. From November 2001 to July 2003, Mr. Hawthorne was our Vice President and President, Image Processing Systems Division. Mr. Hawthorne joined us in 1991 and has held a series of other management positions including Vice President, Development from September 1994 to November 2001. Mr. Hawthorne received a B.S. degree in Engineering Physics from the University of Colorado and an M.S. degree in Optical Engineering from the University of Rochester.

Michael Schradle has been our Chief Financial Officer since November 6, 2006. Mr. Schradle will become our Principal Financial Officer and Principal Accounting Officer for purposes of our SEC reporting obligations as of December 15, 2006. Prior to joining Photon Dynamics, Mr. Schradle served as the Vice President, Operations and CFO of a fabless semiconductor company, Micro Linear Corporation. Mr. Schradle joined Micro Linear in July 2000 as Vice President, Finance and CFO; and in October 2002, he was also named Vice President, Operations. Prior to joining Micro Linear, Mr. Schradle was a consultant from January 2000 to July 2000 for David Powell, Inc.’s Financial Services Division, which provides interim CFO support to emerging companies. From January 1998 to January 2000, Mr. Schradle was CFO of Arithmos, Inc., a semiconductor company. Prior to joining Arithmos, Mr. Schradle held various financial executive and management positions in high-technology companies including Intel Corporation, Daisy Systems, and Raychem Corporation. Mr. Schradle holds the degrees of Bachelor of Science in Physics from Stanford University; Master of Science, Engineering from University of California, Los Angeles (“UCLA”); and a Master’s of Business Administration from the UCLA Anderson School of Management.

Steve Song has been our Vice President, Worldwide Sales since November 2003. From August 1998 to November 2003, Mr. Song was our Vice President of Sales. Mr. Song joined us in April 1994 as our South Korean sales and support manager. He was promoted to director of South Korean operations in August 1995 and established our Korean subsidiary. Mr. Song received a B.S. degree in Electrical Engineering from Korea University in Seoul, South Korea.

Mark Merrill has been our Vice President, Marketing since July 2004. Mr. Merrill joined Photon Dynamics from KLA-Tencor, Corporation, a semiconductor capital equipment company, where he was employed from 1990 to 2004 and assumed increasing levels of responsibility culminating in his appointment as the company’s Chief Marketing Officer. In addition to his affiliation with KLA-Tencor Corporation, from 2001 to 2002 Mr. Merrill was vice president of Product and Market Development, Inc., a consulting firm, where he consulted with venture capital firms and their start-up companies in multiple industries. Previously, Mr. Merrill also was an applications and software engineer at Ultratech Stepper, Inc., a semiconductor capital equipment company. He holds a B.S. degree in Electronic Engineering, from Maharishi International University and attended the Stanford/AEA Executive Institute at Stanford University.

Item 1A.	Risk Factors

We have sustained losses and we may sustain losses in the future.

Although we reported net income for the fiscal years ended September 30, 2006 and 2004, we have reported a net loss for each of the fiscal years ended September 30, 2005, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected. We are currently expecting lower levels of bookings and revenues in our first quarter of fiscal 2007 due to recently announced factory investment delays by our customers, as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our ability to achieve and maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. Although we expect the current oversupply in the flat panel display market to correct itself and our customers to resume increasing manufacturing capacity, if demand for our products is not sustained and we do not react quickly to reduce discretionary and variable spending, this would impair our ability to achieve profitability on a going-forward basis. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to fall.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems that ranged in price from approximately $350,000 to $2.8 million in fiscal 2006. Therefore, the timing of, and recognition of revenue from, the sale of a single system could have a significant impact on our quarterly results. After we ship our products, customers may reject or delay acceptance, which would adversely impact our revenues and our stock price. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments.

Other factors which may influence our operating results in a particular quarter include:

•	the timing of the receipt of orders from major customers;

•	the delay or extension of firm orders;

•	the receipt of final acceptance on new products;

•	our product mix;

•	competitive pricing pressures;

•	our ability to obtain components from our single or limited source suppliers in a timely manner;

•	our ability to effectively implement our strategy of domestic and offshore manufacturing;

•	global economic uncertainty;

•	changing international economic conditions;

•	the outcome of the appeal of litigation with a former executive officer;

•	worldwide political instability;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.

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

We believe that future orders of our products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our products may experience design and reliability issues. For example, our original Generation 7 ArrayCheckertm and ArraySavertm systems required longer than anticipated time periods to bring them to full production due to design and reliability issues experienced by some of our customers. If our products have performance, reliability or quality problems, then we may experience:

•	delays in receiving final acceptance, which in turn delays recognition of the associated revenue;

•	delays in collecting accounts receivable;

•	reduced orders;

•	additional warranty and service expenses; and

•	higher manufacturing costs.

If we are unable to meet the technological, performance and reliability requirements of our customers, our revenue may decrease and our business could be harmed.

In addition, we typically provide a limited warranty on our products for a period of one year from final acceptance by customers. Warranty claim experience may, at times, exceed the estimated cost of warranty coverage we record in our warranty provision. For example, in the fourth quarter of fiscal 2006, we agreed to replace two of the four original Generation 7 ArrayCheckertm test systems purchased by one customer with a newer version of our Generation 7 test systems under our warranty coverage of the purchased systems. Even though all four original Generation 7 systems have been in full production, reliability and uptime issues have impacted the production capability of the fabrication lines in which they operate. The expected replacement of these systems resulted in additional warranty charges of approximately $3.0 million in the quarter ended September 30, 2006. Although we believe the problems associated with the two array test systems scheduled to be replaced were fixed in subsequent versions of our Generation 7 test systems, we may experience additional warranty costs on other products that are in excess of our estimated warranty costs. In the future, we may incur substantial warranty claim expenses on our products and actual warranty claims may exceed recorded provisions, resulting in harm to our business.

Capital investment by manufacturers of flat panel display products can be highly cyclical and may decline in the future.

Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The market for flat panel display products is highly cyclical and has experienced periods of oversupply resulting in significantly reduced demand for capital equipment. In the last half of calendar year 2005, market indicators showed that AMLCD consumer demand rose and continued rising into calendar year 2006 as a result of significantly reduced panel prices. However, at the end of the first half of calendar year 2006, we once again saw an oversupply, causing manufacturers to respond by scaling back factory utilization rates and dropping panel average selling prices, which have eroded the manufacturers’ profits.

If the flat panel display markets in which we sell our products experience further slowdowns in the future, as we are currently experiencing in the first half of our fiscal 2007, it could cause our revenue to decrease significantly. We do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, as well as the mix and quantities of products included in those orders, are factors beyond our control. Insufficient orders will result in under-utilization of our manufacturing facilities and infrastructure and will negatively affect our operating results and financial condition. In addition, the need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during these downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the last three fiscal years is as follows: our top three customers accounted for 76% of our revenue in fiscal 2006; our top five customers accounted for 67% of our revenue in fiscal 2005; and our top four customers accounted for 72% of our revenue in fiscal 2004. None of our customers have entered into long-term purchase agreements that would require them to purchase our products

We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.

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

We generate revenue from the sales of our ArrayCheckertm and ArraySavertm test and repair equipment, our PanelMastertm inspection equipment, and customer support, which includes the sales of spare parts. On November 16, 2006, we announced that while we will continue to support the current installed base of our PanelMastertm product line, we are discontinuing the product line and will no longer pursue new business for PanelMastertm systems, upgrades or enhancements. Introduced at the end of fiscal 2004, adoption of our inspection equipment was slower than we expected. Revenue from our PanelMastertm products represented approximately 6%, 6% and 0% of total revenue in fiscal 2006, 2005 and 2004, respectively and was not considered one of our primary products. However, the discontinuation of our PanelMastertm product line increases our dependence on sales of our ArrayCheckertm and ArraySavertm product lines and further limits our range of products. In addition, while we will continue to support installed PanelMastertm systems, our relationship with PanelMastertm customers may be harmed by our decision to discontinue upgrades and enhancements to the product line, which may affect future orders of our ArrayCheckertm and ArraySavertm systems.

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

We expect to continue to incur significant research and development costs. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any of our new products, that we will be able to timely develop and introduce new products and enhance our existing products and processes to satisfy customer needs or achieve market acceptance, or that the new markets for which we are developing new products or expect to sell current products will develop sufficiently.

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

We obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms, certain laser assemblies and certain pellicle products from single source suppliers. Although we seek to reduce dependence on sole and limited source suppliers, alternative sources of supply for this equipment remain unavailable or may only be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could significantly delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment by a single or limited source supplier could harm our results of operations.

All of our revenue is derived from sales to companies located outside the United States, which exposes us to risks that we would not experience with domestic sales.

We expect sales to customers in foreign countries to continue to represent 100% of our revenue in the foreseeable future. A number of factors may adversely affect our international sales and operations, including:

•	political instability and the possibility of hostilities, terrorist attacks, or war;

•	imposition of governmental controls;

•	fluctuations in interest and currency exchange rates;

•	export license requirements;

•	restrictions on the export of technology;

•	limited foreign protection of intellectual property rights;

•	trade restrictions;

•	periodic or local international downturns;

•	decreases in productivity, temporary plant shutdowns or infrastructure service disruptions resulting from widespread health alerts including Severe Acute Respiratory Syndrome (“SARS”) and warnings of an Avian Flu pandemic;

•	changes in tariffs; and

•	difficulties in staffing and managing international operations.

If any of these factors occur, our operating results and revenue could be materially and adversely affected.

Our ability to efficiently and effectively implement our strategy of using both domestic and offshore manufacturing may impact our profitability.

Our ability to successfully compete in our current markets may be determined in part by our ability to efficiently and effectively implement our strategy of using both domestic and offshore manufacturing. Our offshore manufacturing facilities may at times create excess capacity in our domestic manufacturing facilities which may in turn cause an increase in costs due to the under-utilization of our San Jose facilities. If our offshore manufacturing strategy is successful, we may increase our offshore capacity and move additional manufacturing offshore. An expansion of capacity overseas may cause us to reduce or realign our domestic manufacturing capacity. If we are successful in executing our offshore manufacturing strategy, it may result in asset impairment charges by creating excess capacity in our domestic manufacturing facilities.

In addition, a number of factors may adversely affect our international manufacturing operations, including:

•	political instability and the possibility of hostilities, terrorist attacks, or war;

•	imposition of governmental controls;

•	fluctuations in interest and currency exchange rates;

•	limited foreign protection of intellectual property rights;

•	trade restrictions;

•	periodic or local international downturns;

•	decreases in productivity, temporary plant shutdowns or infrastructure service disruptions resulting from widespread health alerts including SARS and warnings of an Avian Flu pandemic; and

•	difficulties in staffing and managing international manufacturing.

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

While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. We derive 100% of our revenue from flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business. For example, if the emerging AMLCD Television market has a significant shift to plasma technology, LCD manufacturers’ fab planning and Photon Dynamics business would be negatively impacted.

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

In addition, we may also elect to change our strategic direction and may no longer have need for the acquired businesses or technologies. For example, in 2004 we determined not to pursue new business for RTP Systems acquired in November 2002. In the third quarter of fiscal 2004, we sold all of our assets related to our TFT-LCD backlight inverter business acquired in September 2002. In 2003, we exited the printed circuit board assembly inspection and the cathode ray tube display and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

Compliance with new reporting requirements may strain our resources and we may be unable to implement in a timely manner additional finance and accounting systems, procedures and controls in the future to satisfy new reporting requirements, which could cause our stock price to fall.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation, as discussed in Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K. During each of the fiscal years 2005, 2004 and 2003 we had one or more material weaknesses in our internal control over financial reporting. We have successfully remediated each of these control weaknesses. However, there is no guarantee that our internal control over financial reporting will continue to be adequate to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting standards, or that our independent registered public accounting firm will concur with our assessments in the future. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. Due to the numerous material weaknesses in the past that we have remediated, our compliance costs have been particularly expensive and time consuming. In the future, if we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to further regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and potentially result in a decline of our stock price.

We have previously disclosed material weaknesses in our internal controls and additionally have restated both our fiscal 2004 annual results of operations and financial condition and our quarterly results of operations and financial condition for both the first and the third quarters of fiscal 2005. Although we committed significant resources to remediate these weaknesses, there can be no assurances that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may reoccur in the future or new material weaknesses may be found to exist, these material weaknesses may have a significant negative effect on our company and our results of operations, or result in a failure to meet our reporting obligations.

Our business could be harmed if we fail to properly protect our intellectual property.

Our success depends largely on our ability to protect our intellectual property. While we attempt to protect our intellectual property through patents, copyrights and trade secrets in the United States and other countries, there can be no assurance that we will successfully protect our technology or that competitors will not be able to develop similar technology independently. We cannot assure you that the claims allowed on any patents held by us will be sufficiently broad to protect our technology against competition from third parties with similar technologies or products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented or that the rights granted there-under will provide competitive advantages to us. Moreover, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and we could experience various obstacles and high costs in protecting our intellectual property rights in foreign countries, including South Korea, where we recently announced our lease of a new manufacturing facility. If we are unable to obtain or maintain these protections, we may not be able to prevent third parties from using our intellectual property.

We also rely on trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality agreements with our employees. However, it is possible that these agreements may be breached and that the available remedies for any breach will not be sufficient to compensate us for damages incurred.

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

Our manufacturing facilities and our customers’ manufacturing facilities may be subject to disruption from natural disasters.

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

Operations at our customers’ manufacturing facilities are subject to the same disruptions that may affect our facilities. Any such disruption could result in the delay of scheduled delivery dates for products ordered by affected customers, the cancellation of existing orders, and the delay of future orders, all of which could seriously harm our business.

We have exposure to various risks related to the regulatory environment.

We are subject to various risks related to new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply.

Computer viruses may disrupt our operations.

Despite our network security measures, our products and servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems and our products. Any such event could have an adverse effect on our business, operating results, and financial condition.

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

Item 2.	Properties

Information regarding our principal properties at September 30, 2006 is as follows:

Location	Type	Principal Use	Footage	Ownership

San Jose, California	Office and plant	Manufacturing	22,000	Owned
San Jose, California	Office and plant	Headquarters, marketing, sales, administration, manufacturing, research, engineering	128,520	Leased
Markham, Ontario, Canada	Office	Sublet	50,000	Leased
Hsin Chu, Taiwan	Office	Sales, service, marketing, administration, research	10,236	Leased

We also lease office space for other, smaller research, sales and service offices in several locations around the world. In addition, in our fourth fiscal quarter, we entered into agreements to lease approximately 8,200 square feet of manufacturing space in South Korea beginning in fiscal 2007. Our operating leases expire at various times through December 2010, with most having renewal options at the fair market value for additional periods up to five years. Additional information on these leases is included in Note 12 of the “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data.” We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have adequate capacity for our current needs.

Item 3.	Legal Proceedings

Photon Dynamics and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict.

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

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ National Market under the symbol “PHTN.” The following table sets forth the high and low closing sales prices of our common stock as traded on the NASDAQ National Market for the periods indicated.

	December 31,	March 31,	June 30,	September 30,
Fiscal 2006 Quarter Ended	2005	2006	2006	2006

High	$19.26	$22.72	$19.75	$13.48
Low	$16.74	$17.47	$12.52	$10.30

	December 31,	March 31,	June 30,	September 30,
Fiscal 2005 Quarter Ended	2004	2005	2005	2005

High	$24.90	$25.52	$22.00	$24.67
Low	$16.71	$18.73	$17.47	$17.84

The closing price for our common stock as reported by the NASDAQ National Market on December 1, 2006 was $10.88 per share. As of December 1, 2006, there were approximately 142 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders and we have agreed not to pay cash dividends under our current bank line of credit. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

On August 21, 2006, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to a maximum of 1.1 million outstanding shares of our common stock. The repurchases have been and will be made from time to time on the open market at prevailing prices and in negotiated transactions off the market as management deems appropriate. We do not repurchase our shares during any period in which we are in possession of material non-public information. The purchases are funded from available working capital, and the repurchased shares will be retired or used for ongoing stock issuances. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time management determines that additional purchases are not warranted. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. In fiscal 2006, we repurchased the following shares under this plan:

			Total Shares
		Average	Purchased	Shares Yet
	Total Shares	Price Paid	as Part	to be Purchased
	Purchased	per Share	of the Plan	Under the Plan

August 1 through August 31, 2006	503,581	$13.17	503,581	596,419
September 1 through September 30, 2006	26,020	$13.35	529,601	570,399

Item 6.	Selected Financial Data

The following selected consolidated summary financial data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended September 30, 2006, 2005 and 2004, and the consolidated balance sheet data as of September 30, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended September 30, 2003 and 2002, and the consolidated balance sheet data as of September 30, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this report.

In fiscal 2003, we discontinued operations in two business segments: the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these businesses have been reclassified as discontinued operations for all periods presented. We currently operate in one business segment: the manufacture and servicing of test equipment for the flat panel display industry.

	Year Ended September 30,
	2006		2005		2004		2003		2002
			(In thousands, except per share data)

Consolidated Statements of Operations:
Revenue	$172,872		$125,813		$141,870		$67,196		$49,342
Income (loss) from operations	1,412		(21,161)		6,860		(30,692)		3,402
Income (loss) from continuing operations before discontinued operations	4,207	(1)	(19,567	)(2)	11,085	(3)	(27,780	)(4)	6,230	(5)
Income (loss) from discontinued operations	(127)		256		(1,391)		(44,592)		(28,032)
Net income (loss)	$4,080		$(19,311)		$9,694		$(72,372)		$(21,802)
Income (loss) per share from continuing operations before discontinued operations:
Basic	$0.25	(1)	$(1.16	)(2)	$0.67	(3)	$(1.73	)(4)	$0.39	(5)
Diluted	$0.25	(1)	$(1.16	)(2)	$0.65	(3)	$(1.73	)(4)	$0.37	(5)
Income (loss) per share from discontinued operations:
Basic	$(0.01)		$0.02		$(0.08)		$(2.77)		$(1.76)
Diluted	$(0.01)		$0.02		$(0.08)		$(2.77)		$(1.67)
Net income (loss) per share:
Basic	$0.24	(1)	$(1.14	)(2)	$0.58	(3)	$(4.50	)(4)	$(1.37	)(5)
Diluted	$0.24	(1)	$(1.14	)(2)	$0.57	(3)	$(4.50	)(4)	$(1.30	)(5)

	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets:
Cash, cash equivalents and short-term investments	$102,769	$93,026	$84,155	$116,469	$170,143
Working capital	121,411	116,488	132,335	125,624	190,188
Total assets	177,613	183,684	207,900	161,919	249,159
Other non-current liabilities	119	1,008	1,528	193	1,465
Shareholders’ equity	144,381	142,594	159,959	144,143	226,143

(1)	Includes a restructuring charge of approximately $30,000 related to the restructuring of the Company’s Markham, Canada location, an impairment charge of approximately $81,000 related to the impairment of manufacturing capital equipment and charges for amortization of intangibles of approximately $1.5 million. Effective October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payments,” and as a result, fiscal 2006 includes net stock-based compensation of approximately $4.1 million related to our stock option plans and our employee stock purchase plan. There were no comparable charges in previous fiscal years.

(2)	Includes a restructuring charge of approximately $1.2 million related to the restructure of the Company’s Markham, Canada location, an impairment charge of approximately $637,000 related primarily to impairment of manufacturing capital equipment and charges for amortization of intangibles of approximately $1.5 million.

(3)	Includes a goodwill impairment charge of approximately $665,000, purchased intangible asset write-off of approximately $2.1 million and property and equipment impairment charges of approximately $234,000, all related to the suspension of the low-temperature poly-silicon (“LTPS”) and inverter product lines; acquired in-process research and development charge of approximately $210,000 in connection with the acquisition of certain assets from Quantum Composers, Inc.; gain on fixed assets of approximately $427,000 related to the sale of the TFT-LCD Backlight Inverter Business, and charges for amortization of intangibles of approximately $789,000.

(4)	Includes a goodwill impairment charge of approximately $10.0 million related to the Akcron and RTP Assets, purchased intangible asset write-off of approximately $3.5 million related to the Akcron and RTP Assets, and an acquired in-process research and development charge of approximately $2.5 million related to the acquisition of certain assets from Intevac related to Intevac’s Rapid Thermal Processing Division and the acquisition of substantially all the assets of Summit Imaging, and charges for amortization of intangibles of approximately $1.2 million.

(5)	Includes an acquired in-process research and development charge of approximately $410,000 in connection with the acquisition of Akcron.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Part I Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Generally, the use of words such as “may,” “will,” “could,” “would,” “should,” “plans,” “anticipates,” “relies,” “expects,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Annual Report on Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

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

We generate revenue from the sales of our ArrayCheckertm and ArraySavertm test and repair equipment, our PanelMastertm inspection equipment and customer support, which includes the sales of spare parts. Our test and repair equipment are used primarily in the Array phase of flat panel display production, and our inspection equipment is used primarily in the Cell Assembly phase of production. As discussed above, on November 16, 2006, we announced that we are realigning our resources, resulting in the discontinuation of our PanelMastertm inspection products.

We sell our products to manufacturers in the flat panel display industry. Our flat panel display customers are located in South Korea, Taiwan and Japan, where flat panel display production is concentrated, and in China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future.

Our products are primarily manufactured in San Jose, California. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 20 to 36 weeks.

In our fourth fiscal quarter, we entered into agreements to lease approximately 8,200 square feet of manufacturing space in South Korea where we plan to begin limited assembly and in-house testing of certain of our ArraySavertm products as early as our second quarter of fiscal 2007. This action is intended to improve the overall cost structure for the ArraySavertm product line. Our new offshore manufacturing program will be subject to the risks discussed in the risk factor “Our ability to efficiently and effectively implement our strategy of using both domestic and offshore manufacturing may impact our profitability,” in Part 1 Item 1A “Risk Factors” in this Annual Report on Form 10-K. We will monitor our manufacturing capacity needs, current and anticipated demand for our products, overall market conditions and other factors we consider relevant as we attempt to implement our strategy of using both domestic and offshore manufacturing. If we are successful in executing our offshore manufacturing strategy, it may result in asset impairment charges by creating excess capacity in our domestic manufacturing facilities.

The overall success of our business depends upon numerous factors, including, but not limited to:

•	The level of capital expenditures of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays; and

•	The relative competitiveness of our products and services.

We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. We do consider consumer demand for flat panel display products to be seasonal, with peak demand occurring in the latter half of each calendar year. This end-user seasonality has an influence on capacity decisions by flat panel display manufacturers and has a limited influence on the flat panel display manufacturers’ overall investment patterns. However, because new fabrication facilities and upgrades to existing facilities represent significant investments and take time to implement, we consider flat panel display manufacturers to have cyclical investment patterns.

A substantial percentage of our revenue is derived from the sale of a small number of yield management systems that ranged in price from $350,000 to $2.8 million in fiscal 2006. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.

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

In the first quarter of fiscal 2004, we suspended operations in the low temperature poly-silicon (“LTPS”) technology and the inverter markets. Although we did not actively pursue new LTPS business opportunities, we continued to support LTPS systems in the field with parts and service through March 31, 2005. Having completed substantially all our customer commitments, we wrote off the remaining assets associated with the LTPS technology in the second quarter of fiscal 2005. In our third quarter of fiscal 2004, we sold all assets related to the inverter business.

Our transition to the singular focus on our core business of developing yield management solutions for the flat panel display industry has given us a clear strategy and direction. Our management team has been focused on several imperatives to support these objectives:

•	Product Focus: We continue to improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations. We seek to couple this improved system performance with our expert applications engineering services to provide the best possible business solutions to our customers.

•	Quality Focus: We continue to implement processes to drive product quality improvement and ease of use for our customers.

•	Technology Leadership: We continue to emphasize our research and development to maintain our technology leadership in our products.

•	Financial Improvement: We continue our efforts to improve financial performance. To achieve these goals, we will continue to look for vertical integration opportunities, source certain raw materials and certain system integration in Asia, and expand sales and marketing of our service product offerings.

Furthermore, we have focused additional resources to strengthen our reporting structure, processes, and corporate governance within our organization.

In fiscal 2007, we will continue to focus on the following key areas:

•	Continued investment in research and development, with a focus on Generation 10 products and new repair product applications;

•	Grow our service and upgrade revenue as a percentage of overall revenue;

•	Gross margin improvement;

•	New product introduction execution; and

•	Reduce our overall operating expenses through continued emphasis on operational efficiency and discipline.

Acquisitions and Dispositions

In addition to our efforts to develop new technologies from internal sources, we also have acquired new technologies from external sources and may do so again in the future. For example we acquired the following businesses and product lines with complementary products and/or technologies:

Acquisition of TORC Assets.  In August 2004, we acquired all of the assets of TORC related to the design and manufacture of pellicle products used for our modulators. The purchase price was approximately $1.3 million, for which we paid in cash and notes.

Acquisition of Quantum Composers Assets.  In June 2004, we acquired from Quantum Composers, Inc. all of the assets related to the design and manufacture of laser assembly products for our repair product line. The purchase price was approximately $3.0 million, for which we paid in cash and notes, and assumed approximately $156,000 in liabilities.

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

In the fourth quarter of fiscal 2003, as a result of limited opportunities in the inverter market and uncertainty with regard to flat panel manufacturers’ commitment to LTPS technology, we performed an impairment analysis of the goodwill, purchased intangible assets and certain other long-lived assets associated with the Akcron (a company we acquired in September 2002) and RTP reporting units. As a result of this analysis, we recorded impairments and ultimately wrote off the remaining assets associated with these businesses.

See Note 4 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information.

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

Active matrix liquid crystal display (“AMLCD”) is the most prevalent and one of the highest performance flat panel displays available today. The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different substrate glass sizes. Each progressive increase in initial substrate glass size is referred to by its “generation.” Manufacturing an active matrix liquid crystal display involves a series of three principal phases — the Array Phase, the Cell Assembly Phase and the Module Assembly Phase. At various points in the manufacturing process, the flat panel display manufacturer uses test and inspection equipment to identify defects to permit repair and to avoid wasting costly materials on continued manufacturing of a defective product. Our yield management products include our test and repair equipment that are used primarily in the Array phase of production, and our inspection equipment that is used primarily in the Cell phase of production.

In the last half of calendar year 2005, market indicators showed that AMLCD demand rose and continued rising into calendar year 2006 as a result of significantly reduced panel prices. However, at the end of the first half of calendar year 2006, we once again saw an oversupply. Flat Panel Display manufacturers had been ramping capacity in anticipation that the World Cup soccer tournament would generate additional consumer demand to offset the typical first half seasonal demand dip. Unfortunately the additional demand did not materialize creating oversupply and causing inventories to build. Flat Panel Display manufacturers responded by scaling back factory utilization rates and dropping panel average selling prices, which have eroded the manufacturers’ profits. However, in the last half of calendar year 2006, industry sources show that we are seeing the anticipated upturn in seasonal consumer demand from the television and information technology end-user market.

The recent inventory levels, combined with profitability issues, have resulted in delays in some, but not all, of our customers’ investment plans. In addition, the majority of manufacturers have scaled back their investment plans for calendar year 2007 until they can evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. As a result, we have experienced both lower levels of bookings due to factory investment delays and lower revenue in our fourth quarter of fiscal 2006 and we anticipate lower than anticipated bookings and lower revenue to continue for the next several quarters. In addition, delivery dates for certain of our current orders could be rescheduled into the future by our customers to meet their demands. However, these investment patterns could change dramatically if current inventory levels decrease rapidly. Industry forecasts show the current consumer market conditions to be seasonal in nature and increasingly driven by the fact that the industry is still in the early adoption phase of LCD televisions. Based on industry forecasts, we believe that demand for our Generation 7 test and repair equipment will increase as the market works through the current oversupply and pricing issues. In addition, we have installed our first Generation 8 systems which are now helping one of our customers ramp their factory to full production.

Growth in the AMLCD television market is expected to continue to fuel the overall growth in the flat panel display market. While there is a current oversupply in the market, overall consumer demand for AMLCD televisions is projected to accelerate during the latter half of calendar year 2006. Overall, calendar year 2006 AMLCD television panel demand is still forecasted to be roughly double that of calendar year 2005. This increased demand has been driven primarily by larger sized AMLCD televisions; and, in addition, we have also seen consumer demand for monitors increase and, as a result, we are seeing an increase in panel prices. There are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability.

We believe continued growth in demand for AMLCD products will, in the long term, fuel investments in Generation 6, 7 and 8 factories to keep pace and that test and repair systems will continue to represent a significant percentage of our customers’ capital spending, driving increased demand for our products and services. In addition, we have begun a Generation 10 product development program in anticipation of a move to Generation 10 substrate glass (estimated to be 2,850 x 3,050mm in size) in the near future.

Customer adoption of our inspection equipment has been slower than we expected. Due to a continued decline in demand for our PanelMastertm products, on November 16, 2006, we announced that while we will continue to support the current installed base, we are discontinuing the product line and will no longer pursue new business for PanelMastertm systems, upgrades or enhancements. The discontinuation of the PanelMastertm products represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company. Introduced at the end of fiscal 2004, revenue from our PanelMastertm products represented approximately 6%, 6% and 0% of total revenue in fiscal 2006, 2005 and 2004, respectively.

Backlog

Our backlog consists of unshipped system orders, unearned revenue and systems in deferred gross margin. As of September 30, 2006, our backlog was approximately $71.0 million, compared to approximately $100.9 million as of September 30, 2005. We expect to ship or to recognize revenue on the majority of the September 2006 backlog within the next six to twelve months. All orders are subject to delay or cancellation with limited or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. As noted above, we are currently expecting lower levels of bookings for the next several quarters due to recently announced factory investment delays by our customers.

We received orders valued at approximately $30.7 million in the three months ended September 30, 2006, as compared to approximately $44.2 million in the three months ended September 30, 2005. As discussed above, we are currently expecting lower levels of bookings for the next several quarters due to recently announced factory investment delays.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and the related disclosures requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 1 of the “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K describes significant accounting policies used in the preparation of our consolidated financial statements. Some of these significant accounting policies are considered to be critical accounting policies.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Note 1 of our “Notes to Condensed Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provides a description of our revenue recognition policy. For each arrangement for the sale and installation of equipment, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.

In addition, for arrangements with multiple deliverables, we make additional judgments as to whether each item has value to the customer on a stand-alone basis, the amounts of revenue for each element that are not subject to refund, that all defined customer acceptance experience levels have been met and the fair values of any undelivered items have been reliably determined.

We have a policy to record a provision for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors which have not varied widely in the past and we do not reasonably expect these factors to significantly change in the foreseeable future. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required. Historically, we have not experienced the return of any of our flat panel display systems upon which we have recognized revenue. Due to the relatively high prices of our systems, the return of one of these systems as a sales return would have a material adverse effect on our results of operations.

Allowance for Doubtful Accounts

Our trade receivables are derived from sales to flat panel display manufacturers located in South Korea, Taiwan, Japan and China. In order to monitor potential credit losses, we perform periodic evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for the potential inability of our customers to make required payments based upon our assessment of the expected collectibility of all accounts receivable. In estimating the provision, we consider (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware regarding a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.

Our allowance for doubtful accounts was approximately $406,000 and $153,000 at September 30, 2006 and 2005, respectively. These balances each represent less than 1% of each year’s accounts receivable balance. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Accordingly, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.

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

We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand inventory and non-cancellable purchase orders with our demand forecast over the next twelve months on a part-by-part basis. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate write-downs and write-offs to reflect the risk of obsolescence. This methodology is significantly affected by the demand forecast assumption. Using a longer time period of estimated demand could result in reduced inventory adjustment requirements. Based on our past experience, we believe the twelve-month time period to best reflect the reasonable and relative obsolescence risks. If actual demand or usage were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required.

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

Our liability for warranty coverage was approximately $8.1 million and $5.3 million at September 30, 2006 and 2005, respectively. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability and related provision would be required. The increase in warranty over prior year is due primarily to our agreement with one customer to replace two ArrayCheckertm systems under warranty. In the fourth quarter of fiscal 2006, we agreed to replace two of the four original Generation 7 test systems at one customer with newer version of our Generation 7 test systems. Even though all four original Generation 7 systems have been in full production, reliability and uptime issues have impacted the production capability of the fabrication lines in which they operate. The replacement systems’ cost of approximately $3.0 million has been accrued as warranty expense in the quarter ended September 30, 2006. Although we believe the problems associated with these two tools scheduled to be replaced were fixed in subsequent versions of our Generation 7 test products, we may experience additional warranty costs on other products that are in excess of our estimated warranty costs.

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

In prior years, we have recorded both goodwill and intangible asset impairment charges as part of our transition to a singular focus on our core business of developing yield management solutions for the flat panel display industry. During fiscal quarter ended December 31, 2003, we recorded a goodwill impairment charge of approximately $365,000 and an intangible asset impairment charge of $2.1 million associated with our Akcron reporting unit and the remaining intangible assets associated with our RTP and Akcron reporting units. These charges were reflected in our results of operations for the three months ended December 31, 2003. In October 2003, we settled $1.7 million of the $2.0 million escrow related to the purchase of certain assets relating to the RTP Assets in our favor, and $300,000 was settled in favor of Intevac, resulting in an additional goodwill impairment charge of $300,000 in the three months ended December 31, 2003.

Goodwill as of September 30, 2006, was approximately $153,000, related entirely to our purchase of assets from Summit Imaging. Intangible assets, net of accumulated amortization, as of September 30, 2006 were approximately $1.7 million, related to patents and acquired core technology resulting from our purchase of assets from Summit Imaging in fiscal 2003, the assignment and license agreement signed with IHI in fiscal 2004, the purchase of Quantum Composers in fiscal 2004 and the purchase of Tucson Optical Research Corporation in fiscal 2004.

Stock-Based Compensation

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”), SEC Staff Accounting Bulleting No. 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the options expected life and the price volatility of the underlying stock.

We determined the expected stock price volatility assumption using the implied volatility of our common stock. Prior to the adoption of SFAS No. 123R, we primarily used historical volatility in deriving our expected volatility assumption. We determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than a historical rate.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse judgment is probable and we can reasonably estimate the ultimate cost of such a judgment. We were engaged in one significant litigation matter as of September 30, 2006 — Amtower v. Photon Dynamics, Inc. On May 5, 2006, judgments were entered in favor of our company and former officers. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict. This matter is described in “Item 3 — Legal Proceedings” in this Annual Report on Form 10-K. We believe that an adverse outcome in the appeal of the Amtower litigation could have a material adverse effect on our financial condition, results of operations and cash flows.

Results of Operations

Fiscal Years Ended September 30, 2006, 2005 and 2004

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our Consolidated Statements of Operations.

	Year Ended
	September 30,
	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Cost of revenue	65.2	65.8	59.2

Gross margin	34.8	34.2	40.8
Operating expenses:
Research and development	18.8	28.8	20.9
Selling, general and administrative	14.2	19.6	12.5
Restructuring charge	0.0	1.0	—
Goodwill impairment charge	—	—	0.5
Impairment of purchased intangibles	—	—	1.5
Impairment of property and equipment	0.0	0.5	0.2
Loss (gain) on sale of property and equipment	0.0	(0.1)	(0.3)
Acquired in-process research and development	—	—	0.1
Amortization of intangible assets	0.9	1.2	0.6

Total operating expenses	33.9	51.0	36.0

Income (loss) from operations	0.9	(16.8)	4.8
Interest income and other, net	1.9	1.8	3.4

Income (loss) from continuing operations before income taxes and discontinued operations	2.8	(15.0)	8.2
Provision for income taxes	0.3	0.5	0.4

Income (loss) from continuing operations before discontinued operations	2.5	(15.5)	7.8
Income (loss) from discontinued operations	(0.1)	0.2	(1.0)

Net income (loss)	2.4%	(15.3)%	6.8%

Revenue

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Revenue	$172,872	37%	$125,813	$125,813	(11.3)%	$141,870

Revenue increased 37% in fiscal 2006 from fiscal 2005 as our customers continued their expansion of manufacturing capacity. However, as discussed earlier, the recent oversupply of end-user products has caused flat panel display manufacturers to scale back utilization of existing capacity and to re-assess the timing of new factory investments. This oversupply has resulted in delays in some, but not all of our customers’ investment plans, which affected our fourth quarter revenues and will continue to affect our revenues in the next few quarters. The 11% decrease in revenue in fiscal 2005 from fiscal 2004 was due to reduced capital expenditures by our customers due to the impact of investments made by customers in 2004, which created an over-supply environment, primarily in the first quarter of fiscal 2005.

We generate revenue from the sales of our ArrayCheckertm and ArraySavertm test and repair equipment, our PanelMastertm inspection equipment, and customer support, which includes the sales of spare parts. In addition, we had limited revenue in fiscal 2004 from our Rapid Thermal Processing product line, which has been discontinued.

ArrayCheckertm and ArraySavertm Product Revenue

Fiscal 2006 v 2005:  Our ArrayCheckertm and ArraySavertm test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 6 and earlier generation test and repair products represented approximately 35% and 84% of total revenue in fiscal 2006 and 2005, respectively. The period-over-period decrease as a percentage of total revenue was due primarily to the shift in demand to our Generation 7 products among flat panel display manufacturers as they move to a larger size glass substrate in the manufacturing process. Revenue from our Generation 7 products represented approximately 50% of total revenue in fiscal 2006 with no corresponding revenue in fiscal 2005. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6 and 7 ArrayCheckertm products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 and 7 ArraySavertm products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 7 and future generation products.

Revenue from our ArrayCheckertm products represented approximately 66% and 60% of our total revenue for fiscal 2006 and 2005, respectively. Revenue from our test products increased as a percentage of revenue primarily due to the varying levels of capital expenditures of our customers as they invest in manufacturing capacity, which resulted in a higher mix of ArrayCheckertm products in fiscal 2006 as compared to fiscal 2005.

Revenue from our ArraySavertm products represented approximately 19% and 24% of total revenue for fiscal 2006 and 2005, respectively. Revenue from our repair products decreased as a percentage of total revenue primarily due to the higher mix of ArrayCheckertm products ordered by our customers.

Revenue from our ArrayCheckertm and ArraySavertm products includes revenue recognized at the time of shipment and revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with that portion of the remaining amount due after installation and upon final customer acceptance. Revenue for fiscal 2006 included lower revenue related to the receipt of final customer acceptances following completed installation of our products compared with fiscal 2005, both as a percentage of revenue and in absolute dollar value.

Fiscal 2005 v 2004:  Revenue from our Generation 5 and earlier generation test and repair systems represented approximately 34% and 53% of total revenue in fiscal 2005 and 2004, respectively. The decrease in Generation 5 and earlier products as a percentage of revenues was due primarily to the increase in revenue from our Generation 6 products as flat panel display manufacturers moved to a larger size glass substrate in the manufacturing process and, to some extent, lower overall revenues. Revenue from our Generation 6 products represented approximately 50% and 42% of total revenue in fiscal 2005 and 2004, respectively.

Revenue from our ArrayCheckertm products represented approximately 60% and 75% of total revenue for fiscal 2005 and 2004, respectively. Revenue from our test products decreased in absolute dollars primarily due to the reduced level of capital expenditures of our customers due to the absorption during 2005 of manufacturing capacity brought online in 2004. Revenue from our test products decreased as a percentage of revenue due to the increase in revenue from our repair products.

Revenue from our ArraySavertm products represented approximately 24% and 19% of total revenue for fiscal 2005 and 2004, respectively. Revenue from our repair products increased in both absolute dollars and as a percentage of total revenue partly in response to the larger glass size processed in Generation 6 factories and due to the expansion of customer manufacturing facilities. The cost of yield loss associated with larger panels is driving flat panel display manufacturers to increase the number of repair systems used in the manufacturing process in an effort to maximize yields.

Revenue from our ArrayCheckertm and ArraySavertm products for fiscal 2005 includes a slightly lower absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the prior fiscal year. However, as a percentage of total revenues, revenues related to receipt of final customer acceptance is slightly higher.

PanelMastertm Product Revenue

Our PanelMastertm inspection equipment operates primarily in the Cell Assembly phase of AMLCD production, inspecting glass that has been cut down to the size of the needed application. As such, our PanelMastertm product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify this product line by generations.

Fiscal 2006 v 2005:  Revenue from our PanelMastertm products represented approximately 6% of total revenue for both fiscal 2006 and 2005. Our inspection equipment was introduced in fiscal 2004 and the first production units were shipped in our fourth quarter of fiscal 2004. Because this was a new product line, we deferred 100% of the revenue until we received customer final acceptance. The revenue recognized in fiscal 2005 represents certain systems purchased by one customer from whom we received final acceptance in our fourth quarter of fiscal 2005.

As discussed above, due to a continued decline in demand for our PanelMastertm products, on November 16, 2006, we announced that while we will continue to support the current installed base, we are discontinuing the PanelMastertm product line and will no longer pursue new business for PanelMastertm systems, upgrades or enhancements for this product line.

Fiscal 2005 v 2004:  Revenue from our PanelMastertm products represented approximately 6% of total revenue in fiscal 2005 with no corresponding revenue in the prior fiscal year. The revenue recognized in fiscal 2005 represents certain systems at one customer from whom we received final acceptance in our fourth quarter of fiscal 2005.

Customer Support and Spare Parts Revenue

Fiscal 2006 v 2005:  Revenue from customer support and spare parts represented approximately 9% and 10% of total revenue for fiscal 2006 and 2005, respectively. Although revenue was relatively flat as a percentage of total revenue in both periods, revenue was higher in absolute dollars in fiscal 2006 over fiscal 2005 due in part to increased sales of service and spare parts as we increased the installed base of tools at our customers’ facilities.

Fiscal 2005 v 2004:  Revenue from customer support and spare parts represented approximately 10% and 5% of total revenue for fiscal 2005 and 2004, respectively. The increase in absolute dollars was due in part to the increased installed base of tools at our customers’ facilities.

Rapid Thermal Processing Revenue

Revenue from our rapid thermal processing products, which was based on the technology we acquired in November 2002, represented approximately 0%, 0% and 0.5% of our revenue for fiscal 2006, 2005 and 2004, respectively. The revenue reported in 2004 represented sales of upgrades to an existing product. We have discontinued this product line and do not expect additional sales or revenue in the foreseeable future.

International Revenue

Revenue by region for the periods indicated was as follows:

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
			(Dollars in millions)

South Korea	$113.3	173%	$41.5	$41.5	(39)%	$68.5
Taiwan	41.1	(23)	53.2	53.2	(13)	60.8
Japan	7.7	(55)	17.0	17.0	55	11.0
China	10.8	(24)	14.1	14.1	778	1.6

	$172.9	37%	$125.8	$125.8	(11)%	$141.9

The changes in revenue from fiscal 2006 to 2005 and from fiscal 2005 to 2004 are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.

In fiscal 2006, 2005 and 2004, we invoiced revenue of approximately $7.4 million, $19.3 million and $10.4 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen.

Revenue Outlook

We expect total revenue for the first quarter of fiscal 2007 to be between $15 and $20 million. As discussed earlier, the recent oversupply in end-user products, combined with profitability issues at our customers has resulted in delays in some of our customers’ investment plans, and may cause delays in deliveries of current orders, all of which will reduce our revenues. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2007 are subject to risks and uncertainties. Please see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for factors that could cause these forward looking statements to differ significantly from our actual results.

Gross Margin

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004

Gross Margin	$60,101	40%	$43,081	$43,081	(26)%	$57,901
Percent of Revenue	35%		34%	34%		41%

Gross margins, as a percentage of revenues, remained relatively flat in fiscal 2006 as compared to fiscal 2005, and were primarily due to a higher mix of higher-margin ArrayCheckertm systems, offset by:

•	Lower revenue related to the receipt of final customer acceptances following completed installation, which have higher margins associated with this portion of the sales price, as compared to the same period in the prior year;

•	Costs associated with SFAS No. 123R for which there were no comparable charges in the same period of the prior fiscal year;

•	An additional write-down of excess inventory in our third quarter as a result of anticipated lower bookings and revenues;

•	A one-time warranty charge for the replacement of two of our Generation 7 ArrayCheckertm systems.

Gross margins, as a percentage of revenues, decreased in fiscal 2005 as compared to fiscal 2004 primarily due to:

•	Higher percentage sales of lower-margin products, including our ArraySavertm and PanelMastertm products;

•	High warranty costs, higher rework costs and expedite fees incurred as a result of the execution issues surrounding the production ramp up in our Generation 7 ArrayCheckertm and ArraySavertm systems and in our PanelMastertm products;

•	The under-utilization of our San Jose facilities; and

•	Increased manufacturing and support headcount and travel costs to support our growing installed product base.

We anticipate that our gross margin as a percentage of revenue for our first quarter of fiscal 2007 will increase slightly due to the expected change in mix of higher gross margin products. However, gross margins will be negatively affected by costs associated with the under-utilization of our San Jose facilities in connection with our expected lower first quarter revenues.

Key factors that may impact our future gross margins include:

•	Our revenue mix between higher-margin ArrayCheckertm systems and lower-margin ArraySavertm systems;

•	The costs of increasing customer service staff to support potential increased demands from new and existing customers;

•	The additional costs in connection with inefficiencies of manufacturing newly introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	The success of our strategy of using both domestic and offshore manufacturing as we begin limited manufacturing of certain of our ArraySavertm systems in South Korea;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or rescheduled product shipments requested by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of our customers’ capital expenditures.

Research and Development

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Expense	$32,420	(11)%	$36,275	$36,275	22%	$29,701
Percent of Revenue	19%		29%	29%		21%

Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.

Our overall research and development spending decreased in fiscal 2006 as compared to fiscal 2005 in both absolute dollars and as a percentage of revenue due to lower spending on our Generation 6 and 7 test, repair and inspection product development programs and to savings from the restructuring associated with the closing of our Markham, Canada location. This decrease in research and development expenses occurred despite the impact of SFAS No. 123R in fiscal 2006, for which there were no comparable charges in fiscal 2005.

We increased our overall research and development spending in fiscal 2005 as compared to fiscal 2004 due to more engineering programs in process to support simultaneous development of Generation 6 and 7 test and repair products, and our inspection products. The increased costs related primarily to higher spending on prototype materials and engineering headcount.

We expect our research and development expenses to increase slightly in absolute dollars during our first quarter of fiscal 2007 as compared to research and development expenses of approximately $7.3 million in our fourth quarter of fiscal 2006. During fiscal 2007, we will continue our research and development efforts to address the following areas:

•	Focus on product enhancements and improving cost of ownership on our Generation 7, 7.5 and 8 products;

•	Begin Generation 10 product development programs; and

•	Continue our reliability and cost reduction initiatives.

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

Selling, General and Administrative

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Expense	$24,611	(0)%	$24,678	$24,678	39%	$17,780
Percent of Revenue	14%		20%	20%		13%

Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.

Selling, general and administrative expenses remained relatively flat in absolute dollars in fiscal 2006 compared to fiscal 2005. Fiscal 2005 costs included approximately $1.6 million of one-time costs associated with an internal investigation by our audit committee and resulting restatement of our financial statements for fiscal 2004 and the first quarter of fiscal 2005, which resulted in the filing of an amendment to our Annual Report on Form 10-K for fiscal 2004 and our Quarterly Report on Form 10-Q for the three month period ended December 31, 2004. Fiscal 2006 costs include costs associated with SFAS No. 123R for which there were no comparable charges in fiscal 2005.

Selling, general and administrative expenses were higher in fiscal 2005 compared to fiscal 2004 in both absolute dollars and as a percentage of revenue due primarily to:

•	Amounts spent on the internal investigation discussed above;

•	Amounts spent on preparation work for compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Additional investments in marketing.

We expect our selling, general and administrative expenses in our first quarter of fiscal 2007 to increase slightly as compared to selling, general and administrative expenses of approximately $3.8 million in our fourth quarter of fiscal 2006.

Stock-Based Compensation

Effective October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee’s requisite service period.

We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123 “Accounting for Stock-Based Compensation.” No employee stock-based compensation was reflected in net income/loss in fiscal 2005 or fiscal 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

We elected to adopt the modified prospective transition method as provided by SFAS No. 123R. Under that transition method, compensation cost recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

During fiscal 2006, we recorded stock-based compensation related to our stock option plans of approximately $3.7 million, and compensation cost in connection with our employee stock purchase plan of approximately $470,000. Approximately $408,000 of stock-based compensation was capitalized as inventory and deferred gross margin during fiscal 2006.

The compensation expense related to share-based payments is charged to cost of revenue, research and development and selling, general and administrative categories based upon employees who receive the awards. The following table summarizes the stock-based compensation expense in our results from continuing operations:

Year Ended
September 30,
2006
(In thousands)

Stock-based compensation expense included in continuing operations:
Cost of revenue	$401
Research and development	676
Selling, general and administrative	3,002

Total stock-based compensation expense after income taxes(1)	$4,079

(1)	The income tax benefit on stock-based compensation was not material.

As of September 30, 2006, the unrecorded stock-based compensation balance related to stock options was $3.0 million and will be recognized over an estimated remaining weighted average amortization period of 1.6 years.

Restructuring Charges

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Expense	$30	(97)%	$1,197	$1,197	100%	$0
Percent of Revenue	0%		1%	1%		0%

In April 2005, we recorded an initial restructuring charge of approximately $676,000 associated with a reduction in workforce and consolidation and closing of our facilities at our Markham, Canada location. The charge was comprised of approximately $430,000 for employee severance and related benefits as a result of planned terminations of up to 32 employees and approximately $246,000 for contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under a long-term operating lease agreement for facilities we vacated in June 2005. This lease extends through October 2007 and the charge is net of a sublease agreement we entered into in April 2005.

Under the restructuring plan, certain employees were offered additional severance amounts and retention bonuses to stay through either September 2005 or March 2006. We accrued charges for these benefits ratably over the related service periods. We recorded additional restructuring charges of approximately $521,000 through September 30, 2005 and approximately $114,000 during the six months ended March 31, 2006 related to these severance and retention amounts. The fiscal 2006 charges were partially offset by an adjustment to the liability of approximately $84,000 related to bonuses not paid. All termination benefits were paid out by March 31, 2006 and we do not expect to incur any additional restructure charges for the closure of our Markham, Canada location.

Under the restructuring plan, we expect annual savings in salary and benefits costs, amortization and rent expense of approximately $1.6 million to $2.0 million per fiscal year, primarily in research and development. To date, our actual savings have approximated our expected savings.

Impairment of Goodwill, Purchased Intangibles and Property and Equipment

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Expense	$81	(87)%	$637	$637	(79)%	$2,988
Percent of Revenue	0%		0.5%	0.5%		2%

In fiscal 2006 and 2005, we incurred total impairment charges of approximately $81,000 and $637,000, respectively, consisting primarily of manufacturing capital equipment that had no future use. In fiscal 2004 we incurred total impairment charge of approximately $2.9 million, consisting of approximately $665,000 of goodwill impairment charges, approximately $2.1 million of purchased intangibles impairment charges and approximately $234,000 of property and equipment impairment charges. These charges were a result of suspending operations of the LTPS and inverter products.

Loss (gain) on Sale of Property and Equipment

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Loss (Gain)	$58	(162)%	$(93)	$(93)	(78)%	$(427)
Percent of Revenue	0%		0%	0%		0%

In fiscal 2006, we recorded a net loss on sale of property and equipment of approximately $58,000 on the sale of miscellaneous assets.

In fiscal 2005, we recorded a net gain on sale of property and equipment of approximately $93,000 primarily due to the sale of a demonstration system.

In fiscal 2004, we recorded a net gain on sale of property and equipment of approximately $427,000, which included the sale of our inverter business. In May 2004, we sold all of our assets in South Korea related to our TFT-LCD Backlight Inverter business for approximately $481,000. The assets included inventory and production equipment, intellectual property and some of the employees related to the inverter business. In the three months ended June 30, 2004, we recorded a gain on the transaction of approximately $419,000.

Acquired In-Process Research and Development

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Expense	$0	0%	$0	$0	(100)%	$210
Percent of Revenue	0%		0%	0%		0%

We had no acquired in-process research and development charges in fiscal 2006 or 2005. In fiscal 2004, we acquired from Quantum Composers all of the assets of Quantum Composers related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair. The purchase price of this acquisition was allocated in accordance with FAS 141, “Business Combinations,” including in-process research and development charges that were expensed on the acquisition date as they represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

Acquired in-process research and development was identified and valued through interviews with executives of the company from which the assets were acquired, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique we utilized in valuing in-process research and development. We discounted projected incremental cash flows back to their present value using discount rates of 30% for the Quantum Composers asset purchases, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets.

In-process research and development related to Quantum Composers involved the design of the next generation laser cutting/ablation systems for our LCD panel repair products. At the time of acquisition, the project was approximately 75% complete, and was substantially completed by the end of fiscal 2004, with additional incurred costs of approximately $25,000 to complete development.

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

Amortization of Intangible Assets

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Expense	$1,489	(4)%	$1,548	$1,548	96%	$789
Percent of Revenue	1%		1%	1%		1%

Amortization of intangibles remained relatively flat in absolute dollars in fiscal 2006 compared to fiscal 2005 as the intangible asset base remained relatively stable in both years.

The increase in amortization expense in fiscal 2005 compared to fiscal 2004 is due primarily to the additional amortization associated with the intangible assets related to both the purchase of assets from Tucson Optical Research Corporation and from Quantum Composers, both of which were purchased in the fourth quarter of fiscal 2004.

Based on intangible assets recorded at September 30, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $1.2 million in fiscal 2007.

Interest Income and Other, Net

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Interest Income and Other, Net	$3,356	51%	$2,218	$2,218	54%	$4,802
Percent of Revenue	2%		2%	2%		3%

Interest income and other, net consisted primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense.

The higher level of interest income and other, net, in fiscal 2006 compared to 2005 was primarily attributable to an increase in interest income and to a decreased effect of transaction gains and losses. Interest income increased due both to higher average balances of cash and marketable securities in fiscal 2006 as compared to fiscal 2005 and to higher interest rates on invested cash in fiscal 2006 compared to rates in effect in fiscal 2005.

Interest income and other, net, in fiscal 2004 was higher than fiscal 2005 primarily due to the receipt of a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004.

Provision for Income Taxes

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2006	Change	2005	2005	Change	2004
	(Dollars in thousands)

Expense	$561	(10)%	$624	$624	8%	$577
Percent of Revenue	0%		0%	0%		0%

The fiscal 2006, 2005 and 2004 effective tax rates were 11.8%, (3.3)% and 4.9%, respectively. The effective rate for fiscal 2006 is lower than the statutory rate primarily due to operating losses not benefited and to foreign taxes. The negative rate for fiscal 2005 primarily relates to foreign tax expense incurred regardless of our net operating losses and does not denote a tax benefit. The effective tax rate for fiscal 2005 was lower than the beneficial statutory rate primarily due to operating losses not benefited and to foreign taxes. The effective tax rates for fiscal 2004 included a foreign withholding tax related to a technology license fee resulting from a litigation settlement in the first quarter of fiscal 2004. The effective tax rate in fiscal 2004 is lower than the statutory rate due primarily to tax benefits arising from net operating losses, offset by alternative minimum taxes.

As of September 30, 2006, we have federal and state net operating loss carryforwards of approximately $80.8 million and $17.9 million, respectively. We expect that our effective tax rate will be less than the statutory tax rate in fiscal 2007.

We record a valuation allowance against our net deferred tax assets. Realization of our deferred tax assets depends on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. In fiscal 2005, we determined there was sufficient future taxable income in Japan to release the valuation allowance related to temporary differences generated by the Japanese subsidiary in the amount of $85,000. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of September 30, 2006.

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

Printed Circuit Board Assembly Inspection Business

	Fiscal Year Ended
	September 30,
	2006	2005	2004
	(In thousands)

Net Loss	$(154)	$(56)	$(1,562)

The loss from discontinued operations for the year ended September 30, 2006, consists primarily of approximately $259,000 of legal costs related to the Amtower v. Photon Dynamics, Inc. lawsuit, offset by approximately $108,000 of deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility.

The loss from discontinued operations for the year ended September 30, 2005, included approximately $113,000 of additional accruals for legal expenses related to the Amtower vs. Photon Dynamics, Inc. lawsuit and approximately $75,000 of other expenses, primarily legal and administrative, offset in part by approximately a $132,000 benefit for the reversal of a liability related to the settlement of vendor obligations.

The loss from discontinued operations for the year ended September 30, 2004, includes litigation costs of approximately $1.5 million for settlement of prior inventory purchase commitments, the settlement of the Thomason v. Photon Dynamics lawsuit and the legal expenses incurred as part of the settlement.

Cathode Ray Tube Display and High Quality Glass Inspection Business

	Fiscal Year Ended
	September 30,
	2006	2005	2004
	(In thousands)

Net Income	$27	$312	$171

Income from discontinued operations for the year ended September 30, 2006, includes approximately $17,000 of adjustments to reduce the remaining estimated warranty provision.

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

Outlook

We do not expect any further activity from these businesses.

Liquidity and Capital Resources

We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was approximately $121.4 million as of September 30, 2006, compared to approximately

$116.5 million as of September 30, 2005. A major component of working capital is approximately $102.8 million of cash, cash equivalents and short-term investments as of September 30, 2006, compared to approximately $93.0 million as of September 30, 2005.

Operating Activities of Continuing Operations.  Cash provided by operating activities from continuing operations was approximately $20.0 million and $13.7 million in fiscal 2006 and 2005, respectively, while cash used in operating activities from continuing operations was approximately $24.4 million in fiscal 2004.

In fiscal 2006, cash was provided by operating activities by our net income from continuing operations of approximately $4.2 million, adjusted by approximately $11.5 million of non-cash related items and by approximately $4.3 million of cash provided by changes in working capital. Non-cash related items consist primarily of approximately $7.2 million of depreciation and amortization charges and approximately $3.8 million of stock-based compensation charges. Changes in working capital consists primarily of a net decrease of approximately $14.2 million of inventory balances, offset in part by a net decrease of approximately $5.7 million of deferred gross margin and a decrease of approximately $5.3 million in accounts payable. The decrease in inventories is due primarily to timing of delivery of products in our backlog and to lower levels of fourth quarter bookings due to market oversupply. Deferred gross margin fluctuates based upon the timing of acceptance of our products by our customers. The decrease in accounts payable is due primarily to reduced inventory levels.

In fiscal 2005, cash was provided by operating activities despite our net loss of approximately $19.6 million primarily by collections of accounts receivables of approximately $31.3 million due to our higher revenues, especially in the latter half of the fiscal year. This source of cash was partially offset by a decrease in accounts payable of approximately $5.5 million.

In fiscal 2004, cash was used in operating activities despite our net income of approximately $11.1 million primarily due to an increase in accounts receivables of approximately $48.1 million, resulting from the timing of revenues and to increases in inventory of approximately $22.7 million.

Investing Activities of Continuing Operations.  Cash provided by investing activities from continuing operations was approximately $15.1 million and $26.7 million in fiscal 2006 and 2004, respectively, while cash used in investing activities from continuing operations was approximately $18.8 million in fiscal 2005.

In fiscal 2006, cash provided by investing activities was primarily the result of approximately $17.3 million in net maturities and sales of short-term investments, offset by approximately $2.3 million in capital expenditures.

In fiscal 2005, cash used by investing activities was primarily the result of approximately $14.2 million in net purchases of short-term investments and approximately $4.9 million in capital expenditures.

In fiscal 2004, cash provided by investing activities was primarily the result of approximately $39.0 million in net maturities of short-term investments, offset by approximately $9.8 million in capital expenditures.

Financing Activities of Continuing Operations.  Cash used in financing activities was approximately $5.8 million in fiscal 2006, while cash provided by financing activities was approximately $718,000 and $6.2 million in fiscal 2005 and 2004, respectively.

In fiscal 2006, cash used in financing activities was primarily the result of approximately $7.0 million in stock repurchases, offset by approximately $1.8 million of sales of our common stock under our employee equity compensation plans.

In fiscal 2005, cash provided by financing activities resulted from sales of our common stock under our employee equity compensation plans of approximately $1.9 million; partially offset by net payments of short term obligations approximately $1.2 million.

In fiscal 2004, cash provided by financing activities resulted from sales of our common stock under our employee equity compensation plans of approximately $6.2 million.

The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.

In March 2000, we entered into a bank line of credit (“line of credit”) which had an initial term of one year. We have renegotiated the line of credit on an annual basis and currently have a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime. In October 2006, we renegotiated the line of credit with terms substantially the same as the original line of credit and extended it through October 2007. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At September 30, 2006, no amounts were outstanding under the line of credit.

Operating, Investing and Financing Activities of Discontinued Operations.  In January 2003, we implemented a plan to exit the printed circuit board assembly inspection business and in June 2003 we implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these business segments have been reclassified as discontinued operations. Net cash used by discontinued operations during fiscal 2006, 2005, and 2004 is as follows:

	Fiscal Year Ended
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Printed circuit board business	$(1,242)	$(543)	$(1,387)
Cathode ray tube display and high quality glass inspection business	(29)	(97)	(47)

Net cash used in operating activities from discontinued operations	(1,271)	(640)	(1,434)

Cash flows from financing activities:
Cathode ray tube display and high quality glass inspection business	—	(313)	—

Net cash used in financing activities from discontinued operations	—	(313)	—

Net decrease in cash and cash equivalents from discontinued operations:
Printed circuit board business	(1,242)	(543)	(1,387)
Cathode ray tube display and high quality glass inspection business	(29)	(410)	(47)

Net decrease in cash and cash equivalents from discontinued operations	$(1,271)	$(953)	$(1,434)

Cash used in discontinued operations in fiscal 2006 consisted primarily of changes in working capital balances associated with costs related to the Amtower v. Photon Dynamics, Inc. lawsuit.

Cash used in discontinued operations in fiscal 2005 consisted primarily of changes in working capital balances, payments for settlement of prior inventory purchase commitments, and the settlement of a lawsuit.

Contractual Obligations

The following table summarizes the approximate contractual obligations that we have at September 30, 2006. These obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Operating lease obligations	$12,372	$3,326	$2,833	$2,727	$2,785	$701	$—
Capital lease obligations	196	65	71	60	—	—	—
Purchase obligations	27,002	26,389	613	—	—	—	—

Total	$39,570	$29,780	$3,517	$2,787	$2,785	$701	$—

We have non-cancelable operating leases for various facilities in the United States, South Korea, Japan, Taiwan, China and Canada, certain of which permit us to renew the leases at the end of their respective lease terms. In August 2003, we signed a lease agreement for a 128,520 square-foot building in San Jose, California under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods and represents the majority of the amounts reflected in the “operating lease obligations” in the table above.

In fiscal 2006, we entered into multiple capital leases on certain equipment used by the Company.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Transactions with Related Parties

During fiscal 2006, 2005 and 2004 we paid $0, $108,000 and $138,000 respectively, to Dr. Malcolm Thompson, who was our Executive Chairman of the Board from October 2003 until September 2005 and has been our Chairman of the Board since October of 2005, for consulting services rendered to us. During fiscal 2006, 2005 and 2004, we recorded approximately $14,000, $52,000 and $206,000, respectively, in stock ownership expense related to options granted to Dr. Thompson in connection with his services to us.

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

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with our first quarter of fiscal year 2007. We do not expect that the adoption of SFAS No. 154 will have a material impact on our results of operations, financial position or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We will be required to adopt the provisions of SAB 108 in our annual financial statements for the year ending September 30, 2007. We do not expect that the adoption of SAB 108 will have a material impact on our results of operations, financial position or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for us as of September 30, 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our results of operations, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency exchange rates primarily related to the operating results of our foreign affiliates. Actual changes in foreign exchange rates could adversely affect our operating results or financial condition. The potential impact depends upon the magnitude of the rate change. We believe our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is limited as the majority of our cash, accounts receivable and accounts payable are denominated in U.S. dollars. In fiscal 2006, 2005 and 2004, approximately $7.4 million, $19.3 million and $10.4 million, respectively, were invoiced in currencies other than U.S. dollars, primarily Japanese Yen.

As of September 30, 2006, we had approximately $3.3 million in cash and cash equivalents denominated in foreign currencies, primarily Japanese yen. Our cash and cash equivalents denominated in foreign currency are subject to exchange rate risk and their value fluctuates with changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting cash and cash equivalents from the rates at September 30, 2006 would have decreased the fair value of our cash and cash equivalents by approximately $300,000.

As of September 30, 2006, we had approximately $11.1 million in accounts receivables denominated in foreign currencies, primarily Japanese yen. Our accounts receivable denominated in foreign currency are subject to exchange rate risk and their value fluctuates with changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting accounts receivable from the rates at September 30, 2006 would have decreased the fair value of our accounts receivable by approximately $1.0 million.

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

Our exposure to market risk relates primarily to interest rate fluctuations in connection with our cash and cash equivalents and our short-term investment portfolios. We enter into financial instruments for non-trading purposes and do not have derivative financial instruments in our portfolio. The following table presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio, substantially all of which is held in U.S. dollars:

						There		Fair
September 30, 2006	2007	2008	2009	2010	2011	after	Total	Value
	(Dollars in thousands)

Cash and cash equivalents (variable rate)	$47,941	—	—	—	—	—	$47,941	$47,935
Average interest rate	3.98%
Short-term investments (variable rate)	—	—	—	—	—	$46,765	$46,765	$46,765
Average interest rate						5.25%
Short-term investments (fixed rate)	$8,102	—	—	—	—	—	$8,102	$8,069
Average interest rate	4.37%
Long-term investments (fixed rate)	—	$800	—	—	—	—	$800	$787
Average interest rate		3.67%

						There		Fair
September 30, 2005	2006	2007	2008	2009	2010	after	Total	Value
	(Dollars in thousands)

Cash and cash equivalents (variable rate)	$20,288	—	—	—	—	—	$20,288	$20,288
Average interest rate	1.30%
Short-term investments (variable rate)	$1,000	—	—	$2,300	$3,200	$23,575	$30,075	$30,071
Average interest rate	2.62%			3.60%	3.72%	3.76%
Short-term investments (fixed rate)	$40,503	$2,484	—	—	—	—	$42,987	$42,667
Average interest rate	2.56%	3.46%

The fixed rate securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Photon Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the management of Photon Dynamics, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, in fiscal year 2006 Photon Dynamics, Inc. changed its method of accounting for share-based payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Photon Dynamics, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2006, expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, California
December 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Photon Dynamics, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting in Item 9(a), that Photon Dynamics, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria’). Photon Dynamics Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Photon Dynamics, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Photon Dynamics, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 8, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, California
December 8, 2006

PHOTON DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In thousands except share data)

ASSETS
Current assets:
Cash and cash equivalents	$47,935	$20,288
Short-term investments	54,834	72,738
Accounts receivable, net of allowance for doubtful accounts of $406 and $153, respectively	29,341	27,067
Inventories	18,442	32,545
Other current assets	3,972	3,932

Total current assets	154,524	156,570
Long-term investments	787	—
Land, property and equipment, net	15,891	19,366
Other assets	4,542	4,390
Intangible assets, net	1,716	3,205
Goodwill	153	153

Total assets	$177,613	$183,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,657	$13,005
Warranty	8,058	5,346
Employee notes payable	977	490
Other current liabilities	8,967	8,128
Deferred gross margin	7,454	13,113

Total current liabilities	33,113	40,082

Other non-current liabilities	119	1,008

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding, as of September 30, 2006 and 2005, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized, 16,526,782 and 16,989,940 shares issued and outstanding, as of September 30, 2006 and 2005, respectively	285,510	287,765
Accumulated deficit	(141,409)	(145,489)
Accumulated other comprehensive income	280	318

Total shareholders’ equity	144,381	142,594

Total liabilities and shareholders’ equity	$177,613	$183,684

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$172,872	$125,813	$141,870
Cost of revenue	112,771	82,732	83,969

Gross margin	60,101	43,081	57,901
Operating expenses:
Research and development	32,420	36,275	29,701
Selling, general and administrative	24,611	24,678	17,780
Restructuring charge	30	1,197	—
Goodwill impairment charge	—	—	665
Impairment of purchased intangibles	—	—	2,089
Impairment of property and equipment	81	637	234
Loss (gain) on sale of property and equipment	58	(93)	(427)
Acquired in-process research and development	—	—	210
Amortization of intangible assets	1,489	1,548	789

Total operating expenses	58,689	64,242	51,041

Income (loss) from operations	1,412	(21,161)	6,860
Interest income and other, net	3,356	2,218	4,802

Income (loss) from continuing operations before income taxes and discontinued operations	4,768	(18,943)	11,662
Provision for income taxes	561	624	577

Income (loss) from continuing operations before discontinued operations	4,207	(19,567)	11,085
Income (loss) from discontinued operations	(127)	256	(1,391)

Net income (loss)	$4,080	$(19,311)	$9,694

Income (loss) per share from continuing operations:
Basic	$0.25	$(1.16)	$0.67

Diluted	$0.25	$(1.16)	$0.65

Income (loss) per share from discontinued operations:
Basic	$(0.01)	$0.02	$(0.08)

Diluted	$(0.01)	$0.02	$(0.08)

Net income (loss) per share:
Basic	$0.24	$(1.14)	$0.58

Diluted	$0.24	$(1.14)	$0.57

Weighted average number of shares:
Basic	16,978	16,890	16,631
Diluted	17,011	16,890	17,087

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and			Accumulated
	Capital in Excess of			Other
	Par Value		Accumulated	Comprehensive
	Share	Amount	Deficit	Income	Total
	(In thousands)

Balances at September 30, 2003	16,390	$279,417	$(135,872)	$598	$144,143
Components of comprehensive income:
Net income	—	—	9,694	—	9,694
Change in unrealized gain on investments	—	—	—	(377)	(377)
Currency translation adjustments	—	—	—	126	126

Total comprehensive income					9,443

Net issuance of common stock	469	6,167	—	—	6,167
Stock ownership expense	—	206	—	—	206

Balances at September 30, 2004	16,859	285,790	(126,178)	347	159,959
Components of comprehensive loss:
Net loss	—	—	(19,311)	—	(19,311)
Change in unrealized gain on investments	—	—	—	(138)	(138)
Currency translation adjustments	—	—	—	109	109

Total comprehensive loss					(19,340)

Net issuance of common stock	131	1,797	—	—	1,797
Tax benefits of stock option transactions	—	126	—	—	126
Stock ownership expense	—	52	—	—	52

Balances at September 30, 2005	16,990	287,765	(145,489)	318	142,594
Components of comprehensive income:
Net income	—	—	4,080	—	4,080
Change in unrealized loss on investments	—	—	—	273	273
Currency translation adjustments	—	—	—	(311)	(311)

Total comprehensive income					4,042

Net issuance of common stock	116	1,788	—	—	1,788
Repurchase of common stock, net	(529)	(6,993)	—	—	(6,993)
Cancellation of escrow shares	(50)	(1,258)	—	—	(1,258)
Stock-based compensation	—	4,194	—	—	4,194
Stock ownership expense	—	14	—	—	14

Balances at September 30, 2006	16,527	$285,510	$(141,409)	$280	$144,381

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss) from continuing operations	$4,207	$(19,567)	$11,085
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	5,720	5,037	2,898
Amortization of intangible assets	1,489	1,548	789
Stock-based compensation	4,079	—	—
Acquired in process research and development	—	—	210
Impairment of goodwill	—	—	665
Impairment of purchased intangibles	—	—	2,089
Impairment of property and equipment	81	637	234
Stock ownership expense	14	52	206
Restructuring expense	30	171	—
Loss (gain) on sale of property and equipment	58	(93)	(427)
Accretion of non-interest bearing notes payable	39	64	17
Changes in assets and liabilities:
Accounts receivable	(2,274)	31,274	(48,074)
Inventories	14,218	(829)	(22,720)
Other current assets	383	(130)	1,553
Related party receivable	—	—	250
Other assets	(1,168)	536	(1,157)
Accounts payable	(5,269)	(5,475)	14,448
Other current liabilities	4,010	(999)	4,808
Deferred gross margin	(5,659)	1,610	8,764
Other liabilities	79	(91)	(49)

Net cash provided by (used in) operating activities from continuing operations	20,037	13,745	(24,411)
Net cash used in operating activities from discontinued operations	(1,271)	(640)	(1,434)

Net cash provided by (used in) operating activities	18,766	13,105	(25,845)

Cash flows from investing activities:
Purchase of property and equipment	(2,343)	(4,880)	(9,803)
Proceeds from sale of fixed assets	50	270	481
Acquisition of Rapid Thermal Processing Division from Intevac, Inc.	—	—	(300)
Acquisition of Quantum Composers, Inc.	—	—	(1,000)
Acquisition of Tucson Optical Research Corporation	—	—	(625)
Acquisition of certain intangible assets upon termination of a distributor agreement	—	—	(1,138)
Purchase of short-term investments	(125,928)	(56,380)	(420,296)
Maturities and sales of short-term investments	143,319	42,175	459,411

Net cash provided by (used in) investing activities from continuing operations	15,098	(18,815)	26,730

Cash flows from financing activities:
Issuance of common stock, net	1,788	1,923	6,167
Repurchase of common stock	(6,993)	—	—
Repayment of short-term notes	(609)	(1,205)	—

Net cash provided by (used in) financing activities from continuing operations	(5,814)	718	6,167

Net cash used in financing activities from discontinued operations	—	(313)	—

Net cash provided by (used in) financing activities	(5,814)	405	6,167

Effect of exchange rate changes on cash and cash equivalents	(403)	110	126

Net increase (decrease) in cash and cash equivalents from continuing operations	28,918	(4,242)	8,612
Net decrease in cash and cash equivalents from discontinued operations	(1,271)	(953)	(1,434)

Net increase (decrease) in cash and cash equivalents	27,647	(5,195)	7,178
Cash and cash equivalents at beginning of year	20,288	25,483	18,305

Cash and cash equivalents at end of year	$47,935	$20,288	$25,483

Supplemental cash flow disclosures:
Income taxes paid	$768	$498	$59
Interest paid	—	1	6
Supplemental non-cash financing and investing activities disclosure:
Assumed liabilities from acquisition of Quantum Composers, Inc. assets	—	—	155
Note payable issued in acquisition of Quantum Composers, Inc. assets	—	—	2,000
Note payable issued in acquisition of TORC assets	—	—	625

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.  Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) is a supplier of integrated yield management solutions for the flat panel display industry. The Company’s test, repair and inspection systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the active matrix liquid crystal display manufacturing process. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.

The Company currently operates in one segment: the manufacture and servicing of test equipment for the flat panel display industry. Prior to January 2003, the Company conducted business in three operating segments: the manufacture and servicing of test equipment for the flat panel display industry, the manufacture and servicing of cathode ray tube display and high quality glass inspection products and the manufacture and servicing of printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“FAS 144”) and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). Accordingly, in the consolidated statements of operations, the operating results of these former businesses have been classified as “Income (loss) from discontinued operations” for all periods presented. The cash flows from these businesses have been presented as “Net cash flows from discontinued operations” in the operating, investing and financing sections of the consolidated statements of cash flows. The Company continues to incur charges relating to discontinued operations primarily due to costs associated with the Amtower v. Photon Dynamics, Inc. lawsuit.

Management Estimates and Assumptions.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples of estimates made by management include estimates of product life cycles, restructuring charges, stock-based compensation volatility and forfeiture rates and litigation and contingency assessments. Examples of assumptions made by management include assumptions such as meeting the criteria for revenue recognition, the calculation of the allowance for doubtful accounts, inventory write-downs, warranty accruals and when investment impairments are other than temporary. Actual results could differ from those estimates and assumptions.

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

Cash Equivalents and Short-Term Investments.  Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original remaining maturity dates of three months or less from the date of acquisition. Short-term investments consist of highly-liquid investments with remaining maturities greater than three months from the date of acquisition. Long-term investments consist of highly-liquid investments with remaining maturities greater than one year from the balance sheet date, excluding those investments that the Company has the intent and ability to realize within twelve months from the balance sheet date without incurring losses, which are classified as short-term. The Company classifies all securities as available-for-sale and all securities are reported at fair value with any related unrealized gains and losses, net of tax, recorded in Shareholders’ equity under the caption “Accumulated other comprehensive income.” The cost and fair value of

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments are based on the specific identification method. The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. All realized gains and losses and declines in fair value that are other-than-temporary are recorded in earnings in the period of occurrence.

Inventories.  Inventories, consisting of raw materials, work in process and finished goods, are stated at the lower of cost (first-in, first-out) or market. Inventory which is obsolete (defined as inventory that will no longer be used in the manufacturing process) or in excess of the forecasted usage is written down to its estimated market value based on projected demand, historical usage and other known factors. The Company reviews the appropriate valuation of its inventories on a quarterly basis. If actual demand were to decline below the Company’s forecasts, the Company may need to take additional inventory write-downs.

Land, Property and Equipment.  Property and equipment are recorded at cost. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets which are thirty years for buildings, and three to five years for equipment and office furniture and fixtures. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the useful life of the related asset. Land is recorded at cost, and is not depreciated. Amortization of assets recorded under capital leases is included with depreciation expense.

The Company periodically reviews its land, property and equipment to determine if facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than originally estimated. The Company assesses the recoverability of its assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Goodwill and Intangible Assets.  Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but is reviewed for impairment annually during the fourth quarter of each fiscal year.

Acquisition-related intangibles, including purchased technology, license agreements and non-compete contracts, are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives of two to four years. The Company periodically reviews its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Accumulated Other Comprehensive Income (Loss).  The Company reports items required to be recognized under accounting standards as components of comprehensive income (loss), including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, in Shareholders’ equity in its consolidated financial statements.

Concentrations and Other Risk.  The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments consist principally of cash equivalents, marketable securities, trade accounts receivable and financial instruments used in hedging activities.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s customers are located in South Korea, Taiwan, Japan and China. The Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $7.4 million, $19.3 million and $10.4 million of revenue that was recognized in fiscal 2006, 2005 and 2004, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. The Company believes its credit evaluation prior to shipment, credit instruments such as letters of credit, and subsequent monitoring of customer status mitigates its credit risk.

Although the Company had no foreign currency exchange contracts outstanding as of September 30, 2006, 2005 and 2004, it did have approximately $2.8 million of foreign currency forward exchange sales contracts mature in fiscal 2004. These instruments were used to mitigate the impact of currency fluctuations on the Company’s income. The Company may be exposed to credit loss in the event of non-performance by counterparties on foreign exchange contracts it may use in the future to mitigate the effect of exchange rate changes. These counterparties are large, international financial institutions and to date, no counterparty has failed to meet its financial obligations to the Company.

The Company’s products include certain components that are currently supplied by a sole-source vendor. The Company believes that other vendors would be able to provide similar components; however, the qualification of such vendors may require start-up time. In order to mitigate any adverse impacts from a disruption of supply, the Company attempts to maintain an adequate supply of critical single-sourced components.

Foreign Currency.  The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted average exchange rates in effect during the period. The gains and losses from the translation of these subsidiaries’ financial statements into the U.S. dollar are recorded directly into a separate component of shareholders’ equity under the caption “Accumulated other comprehensive income.” Currency transaction gains and losses are included in the Company’s results of operations.

Derivative Financial Instruments.  The Company may use forward exchange contracts to mitigate the effect of exchange rate changes on a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within the following 18 months. The purpose of Photon Dynamics’ foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, cost and eventual cash flows. The Company believes these financial instruments, when used, do not subject it to speculative risk that would otherwise result from changes in currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company’s derivative instruments, if any, are recorded at fair value based on quoted market prices for comparable instruments. Gains and losses, if any, are recorded immediately in earnings.

During fiscal years 2006, 2005 and 2004, the Company did not purchase any new foreign currency exchange contracts; however, in fiscal 2004, the Company had foreign currency forward exchange contracts to sell approximately $2.8 million in Japanese yen that matured.

Warranty.  The Company’s warranty policy generally states that it will provide warranty coverage for a period of one year from final acceptance. The Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment upon product shipment, when the related revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company reviews actual product failure rates and material usage rates on a periodic basis and adjusts the warranty liability as necessary.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition.  Photon Dynamics derives revenue primarily from the sale and installation of equipment and spare part sales.

The Company recognizes revenue on the sale and installation of equipment when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Persuasive evidence of an arrangement exists when a sales quotation outlining the terms and conditions of the arrangement has been issued to the customer and a purchase order has been received from the customer accepting the terms of the sales quotation and stating, at a minimum, the number of systems ordered and the value of the overall arrangement.

The Company accounts for certain of its product sales, as arrangements with multiple deliverables. For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the lesser of the amount due and billable upon shipment and the difference between the total amount due at time of shipment and the allocated fair value of the undelivered elements, with the remaining amount recognized after installation and acceptance when the final amount becomes due. Installation and other services are not essential to the functionality of the products as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors.

For new products that have not been demonstrated to meet product specifications, 100% of revenue is deferred until customer acceptance.

The Company recognizes revenue on the sale of spare parts when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.

Through the second quarter of fiscal 2004, the Company sold its products in Japan through a value-added reseller. Terms and conditions of the Company’s sale of products to its value-added reseller were generally consistent with terms and conditions offered to other customers and title typically transferred to the value-added reseller upon shipment. The Company did not grant any rights of return, stock rotation or price protection for its product sales to its value-added reseller. Accordingly, sales transactions with the value-added reseller, consisting of $0, $0 and $6.0 million of revenue in fiscal 2006, 2005 and 2004, respectively, were recorded in accordance with Company policy.

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

Advertising.  The Company expenses advertising costs as incurred. Advertising expense was $38,000, $56,000 and $109,000 for fiscal 2006, 2005 and 2004, respectively.

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

Earnings Per Share.  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans.

Stock-Based Compensation.  Effective October 1, 2005, the Company estimates the fair value of employee stock options and employee stock purchase plans using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107 and its prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Prior to October 1, 2005, the Company accounted for its stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”).

Variable Interest Entity.  In November 2005, Photon Dynamics entered into agreements which commit the Company to provide funding to an early-stage development company subject to certain conditions and milestones. The funding is in the form of a convertible note. In addition, in exchange for providing a limited use license to certain of the Company’s intellectual property, the Company received an equity interest in the development company. For accounting purposes, Photon Dynamics is considered to be the primary beneficiary within the provisions of FASB Financial Interpretation No. 46 (revised 2003) “Consolidation of Variable Interest Entities.” Due to the nature of the agreement, the Company determined that since Photon Dynamics is essentially providing 100% of the funding, there is no offset for minority interest and so the Company consolidates 100% of the entity’s operations until such time as the entity obtains funding from other sources.

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

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2007. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company will be required to adopt the provisions of SAB 108 in its annual financial statements for the year ending September 30, 2007. The Company does not expect that the adoption of SAB 108 will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for the Company as of September 30, 2009. The Company does not expect that the adoption of SFAS 157 will have a material impact on its results of operations, financial position or cash flows.

Note 2 — Financial Statement Components

	September 30,
	2006	2005
	(In thousands)

Balance Sheet
Inventories:
Raw materials	$10,740	$12,476
Work-in-process	7,036	19,327
Finished goods	666	742

Total	$18,442	$32,545

Land, property and equipment:
Land and building	$7,056	$7,056
Equipment	15,952	17,380
Office furniture and fixtures	2,864	3,102
Leasehold improvements	8,591	8,401

	34,463	35,939
Less: accumulated depreciation and amortization	(18,572)	(16,573)

Total	$15,891	$19,366

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2006	2005
	(In thousands)

Other current liabilities:
Compensation	$3,460	$4,133
Vendor obligation	942	286
Professional fees	891	1,314
Customer deposits	1,500	—
Other accrued expenses	2,174	2,395

Total	$8,967	$8,128

Deferred gross margin:
Deferred system sales	$12,217	$25,481
Deferred cost of revenue related to system sales	(4,763)	(12,368)

Total	$7,454	$13,113

Other non-current liabilities:
Long-term portion of employee notes payable	$—	$966
Other non-current liabilities	119	42

Total	$119	$1,008

Accumulated other comprehensive income Foreign currency translation adjustments	$332	$643
Unrealized losses on available-for-sale securities	(52)	(325)

Total	$280	$318

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Statements of Operations
Interest income and other, net
Interest income	$3,742	$2,187	$1,508
Interest expense	(65)	(74)	(25)
Foreign exchange gain (loss)	(147)	356	(90)
Other	(174)	(251)	3,409 (1)

Total	$3,356	$2,218	$4,802

(1)	In fiscal 2004, the Company recorded a technology license fee resulting from a litigation settlement.

Note 3 — Discontinued Operations

Printed Circuit Board Assembly Inspection Business

The Company formerly had a business which sold printed circuit board assembly inspection products. These products enabled printed circuit board assembly inspection manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the printed circuit board assembly industry primarily through sales representatives and distributors. The Company generally

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized revenue from the sale of its printed circuit board assembly inspection products upon shipment as such product sales were not subject to customer acceptance provisions. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented.

The following table summarizes the results of discontinuing the printed circuit board assembly inspection products former reporting segment:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Revenue	$—	$—	$83
Cost of revenue	—	(126)	—

Gross margin	—	126	83

Operating expenses:
Research and development	—	—	21
Selling, general and administrative	154	182	1,624

Total operating expenses	(154)	182	1,645

Loss from discontinued operations	$(154)	$(56)	$(1,562)

The loss from discontinued operations for the year ended September 30, 2006, consists primarily of approximately $259,000 of legal costs related to the Amtower v. Photon Dynamics, Inc. lawsuit (See Note 12), offset by approximately $108,000 of deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility.

The loss from discontinued operations for the year ended September 30, 2005, includes approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations, approximately $113,000 of legal expenses related to the Amtower v. Photon Dynamics Inc. lawsuit, and approximately $75,000 in other expenses, primarily legal and administrative expenditures.

The loss from discontinued operations for the year ended September 30, 2004, includes litigation costs of approximately $1.5 million for settlement of prior inventory purchase commitments, the settlement of the Thomason v. Photon Dynamics lawsuit and the legal expenses incurred as part of the settlement.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the assets and liabilities of the printed circuit board assembly inspection products discontinued operations:

	September 30,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Other current assets	$597	$175

Total current assets	597	175
Other assets:
Other non-current assets	—	1,016

Total assets	$597	$1,191

LIABILITIES
Current liabilities:
Other current liabilities	$201	$579

Total current liabilities	201	579
Other liabilities:
Other non-current liabilities	—	42

Total liabilities	$201	$621

At September 30, 2006, assets include approximately $445,000 related to a court award for legal fees and costs associated with the Amtower v. Photon Dynamics, Inc. lawsuit (See Note 12). Liabilities relate to potential vendor obligations.

At September 30, 2005, assets included a receivable of approximately $1.0 million against shares that were being held in escrow related to the Company’s acquisition of Intelligent Reasoning Systems, Inc. During the quarter ended March 31, 2006, the Company’s claim against the escrowed shares was accepted and the Company received certain of the escrowed shares as part of the settlement. The Company cancelled the shares and the balance of the escrow account at the time of share cancellation of approximately $1.3 million was recorded as a reduction of common stock in the consolidated financial statements (See Note 9). Current liabilities include approximately $79,000 related to current operating lease obligations, approximately $300,000 related to accrued legal costs for the Amtower v Photon Dynamics Inc. lawsuit and approximately $200,000 related to potential vendor obligations. Other liabilities of approximately $42,000 relate entirely to non-current operating lease obligations.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of fiscal 2003, in accordance with SFAS No. 146, the Company recorded a liability of approximately $2.0 million for costs associated with the discontinuation of the business, including termination benefits of approximately $700,000 and approximately $1.3 million of purchase obligations to suppliers. The following summarizes the liability since inception:

	One-Time
	Termination	Other
	Benefits	Costs	Total
	(In thousands)

Inception of liability	$696	$1,326	$2,022
Cash expenditures	(614)	(652)	(1,266)
Adjustments to the liability	(82)	(474)	(556)

Balance at September 30, 2005	—	200	200
Cash expenditures	—	—	—
Adjustments to the liability	—	—	—

Balance at September 30, 2006	$—	$200	$200

At September 30, 2006, the remaining balance of $200,000 consists primarily of potential vendor obligations.

Cathode Ray Tube Display and High Quality Glass Inspection Business

The Company formerly had a business which sold cathode ray tube display and high quality glass inspection products. These products allowed cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs. The Company previously sold its products for the cathode ray tube display and high quality glass inspection industry primarily through sales representatives and distributors. The Company generally recognized revenue from product sales upon customer acceptance. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of this former business segment have been reclassified as a discontinued operation for all periods presented and the Company now conducts business in one segment.

The following table summarizes the results of discontinuing the cathode ray tube display and high quality glass inspection products reporting segment:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Cost of revenue	$(27)	$(150)	$—

Gross margin	27	150	—

Operating expenses:
Selling, general and administrative	—	(162)	38
Gain on sale of fixed assets	—	—	(209)

Total operating expenses	—	(162)	(171)

Income from discontinued operations	$27	$312	$171

Income from discontinued operations for the year ended September 30, 2006, includes approximately $17,000 of adjustments to reduce the estimated warranty liability.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following summarizes the assets and liabilities of the cathode ray tube display and high quality glass inspection discontinued operations:

	September 30,
	2006	2005
	(In thousands)

Other current liabilities	$19	$74

At September 30, 2006 Other current liabilities relates entirely to lease obligations. Future minimum lease payments due by fiscal year are approximately $18,000 and $1,000 in fiscal 2007 and 2008, respectively.

At September 30, 2005 other current liabilities include approximately $34,000 related to warranty obligations and approximately $40,000 related to operating lease obligations.

In the third quarter of fiscal 2003, in accordance with FAS 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. The following summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total
	(In thousands)

Inception of liability	$1,116	$771	$11	$1,898
Cash expenditures	(1,116)	(393)	(61)	(1,570)
Adjustments to the liability	—	(304)	50	(254)

Balance of liability at September 30, 2005	—	74	—	74
Cash expenditures	—	(21)	—	(21)
Adjustments to the liability	—	(34)	—	(34)

Balance of liability at September 30, 2006	$—	$19	$—	$19

Note 4 — Acquisitions and Dispositions

Year ended September 30, 2004 dispositions

In May 2004, the Company sold all of its assets in South Korea related to its TFT-LCD Backlight Inverter business to WOOYOUNG CO. LTD for approximately $481,000. The assets included inventory and production equipment for which the Company had previously recorded impairment charges, intellectual property and certain employees related to the inverter business. For the year ended September 30, 2004, the Company recorded a gain on the transaction of approximately $419,000, which is included in “Operating income” in the Consolidated Statements of Operations.

Year ended September 30, 2004 acquisitions

In June 2004, the Company acquired all of the assets of Quantum Composers, Inc., related to the design and manufacture of laser assembly products for flat panel display LCD manufacturing and repair (the “Quantum Assets”). Quantum Composers designed and sold pulse generator and laser diagnostic systems and provided

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 5 — Goodwill and Other Purchased Intangible Assets

Goodwill

The carrying value of goodwill was approximately $153,000 at both September 30, 2006 and 2005. There were no additions or adjustments to goodwill during fiscal 2006 and 2005. In fiscal 2004, the Company recorded approximately $665,000 of goodwill impairment charges composed of the following:

In November 2002, as part of the acquisition of the rapid thermal processing technology from Intevac, Inc. (the “RTP Assets”), $2.0 million was placed into escrow to be released either to the Company or to Intevac depending on the occurrence of certain future events during the escrow period. In September 2003, the Company filed a claim against the escrow for the full $2.0 million. In October 2003, the Company received $1.7 million on its claim against the $2.0 million escrow related to the RTP Assets. The claim for the remaining $300,000 was resolved in favor of Intevac. Because the Company had previously written off all goodwill resulting from the acquisition of the RTP Assets, the $300,000 resolved in favor of Intevac resulted in an adjustment to record additional goodwill, which was deemed to be impaired due to continuing deterioration in business conditions during the three month period ended December 31, 2003.

During the three months ended December 31, 2003, the Company recorded a goodwill impairment charge of approximately $365,000 under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), representing the remaining goodwill associated with its inverter business. This impairment charge was a result of the continuing softness in the inverter market. Accordingly the Company performed an impairment analysis for the remaining acquired intangible assets as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

In accordance with FAS 142 and FAS 144, these fiscal 2004 impairment charges established new cost bases for the remaining goodwill assets.

There have been no significant events or circumstances negatively affecting the valuation of goodwill at September 30, 2006 subsequent to the Company’s annual impairment test performed during the fourth quarter of fiscal 2006.

Goodwill at September 30, 2006, relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The components of intangible assets as of September 30, 2006 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(In thousands)

Gross carrying amount at September 30, 2006	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(578)	(1,504)	(948)	(774)	(3,804)

Net carrying amount at September 30, 2006	$428	$904	$190	$194	$1,716

The components of intangible assets as of September 30, 2005 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(In thousands)

Gross carrying amount at September 30, 2005	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(326)	(902)	(568)	(519)	(2,315)

Net carrying amount at September 30, 2005	$680	$1,506	$570	$449	$3,205

The following table summarizes the activity during the fiscal year ended September 30, 2006:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(In thousands)

Balance as of September 30, 2005	$680	$1,506	$570	$449	$3,205
Amortization during the period	(252)	(602)	(380)	(255)	(1,489)

Balance as of September 30, 2006	$428	$904	$190	$194	$1,716

There were no additions to intangible assets and no adjustments to intangible assets other than amortization charges during fiscal 2006 and 2005. In fiscal 2004, the Company recorded approximately $2.1 million of purchased intangibles impairment charges composed of charges related to the remaining portion of the acquired developed technology and core technology related to the inverter business and the RTP assets. These impairment charges were a result of the continuing softness in the inverter market and increasing uncertainty surrounding LTPS technology. In accordance with FAS 142 and FAS 144, these fiscal 2004 impairment charges established a new cost basis for the remaining intangible assets.

Based on intangible assets recorded at September 30, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense relating to intangible assets at September 30, 2006, is approximately $1.2 million and $550,000 in fiscal 2007 and 2008, respectively.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Restructuring and Other Charges

Restructuring

During the third quarter of fiscal 2005, the Company implemented a restructuring plan to relocate all activities in its Markham, Canada location — consisting of research and development related to the Company’s PanelMastertm inspection systems — to the Company’s Daejon, South Korea and San Jose, California locations. The Company recorded this restructuring plan in accordance with SFAS No. 146.

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

The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter of fiscal 2005, which was comprised of approximately $430,000 for employee severance and related benefits and approximately $246,000 related to contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through October 2007, net of a sublease agreement the Company entered into in April 2005, and to costs associated with the book value of leasehold improvements. The Company recorded a total restructuring charge of approximately $1.2 million in the fiscal year ended September 30, 2005. The Company recorded an additional restructuring charge of approximately $114,000 during the six months ended March 31, 2006, which represented the ratable charges for employee severance and related retention benefits that were to be paid on March 31, 2006. This charge was offset by approximately $84,000 of adjustments to the liability for bonuses not paid. These charges are reflected in “Restructuring charge” in the Company’s Consolidated Statements of Operations.

The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total
	(In thousands)

Inception of liability	$430	$246	$676
Cash payments	(526)	(21)	(547)
Costs incurred and charged to expense	521	—	521
Adjustments to the liability	24	(166)	(142)

Balance at September 30, 2005	449	59	508
Cash payments	(492)	(16)	(508)
Costs incurred and charged to expense	114	—	114
Adjustments to the liability	(71)	(5)	(76)

Balance at September 30, 2006	$—	$38	$38

As of September 30, 2006, the remaining liability of approximately $38,000 is reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets and relates primarily to the lease of the Markham, Canada facility, which continues through October 2007. All termination benefits were paid out by March 31, 2006. Adjustments to the liability represent an adjustment to bonus amounts accrued and to foreign currency translation effects on the liability.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Impairment

In fiscal 2006 and 2005, the Company incurred total impairment charges on property and equipment of approximately $81,000 and $637,000, respectively, consisting primarily of manufacturing capital equipment that had no future use. In fiscal 2004 the Company incurred an impairment charge on property and equipment of approximately $234,000 resulting from suspending operations relating to the LTPS and inverter products.

Note 7 — Financial Instruments

Short Term Investments

The amortized cost and estimated fair value of securities available-for-sale, by type, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

September 30, 2006
Auction rate preferred securities	$46,765	$—	$—	$46,765
Corporate debt securities	20,849	—	(48)	20,801
Mortgage-backed securities	2,000	—	(4)	1,996
Money market bank deposits and other	22,167	—	—	22,167

Total available-for-sale investments	$91,781	$—	$(52)	$91,729

Amounts included in:
Cash equivalents	$36,114	$—	$(6)	$36,108
Short-term investments	54,867	—	(33)	54,834
Long-term investments	800	—	(13)	787

Total available-for-sale investments	$91,781	$—	$(52)	$91,729

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

September 30, 2005
Auction rate preferred securities	$30,075	$—	$(4)	$30,071
Mortgage-backed securities	21,769	—	(164)	21,605
Commercial paper and corporate debt securities	21,219	—	(157)	21,062
Money market bank deposits and other	7,108	—	—	7,108

Total available-for-sale investments	$80,170	$—	$(325)	$79,846

Amounts included in:
Cash equivalents	$7,108	$—	$—	$7,108
Short-term investments	73,063	—	(325)	72,738

Total available-for-sale investments	$80,171	$—	$(325)	$79,846

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of the Company’s marketable securities as of September 30, 2006, regardless of the consolidated balance sheet classification, are as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in less than one year	$44,215	$44,177
Due in 1 to 3 years	800	787
Due in 3 to 5 years	—	—
Due in 5 to 10 years	—	—
Due in greater than 10 years	46,765	46,765

Total cost and estimated fair values	$91,780	$91,729

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with contractual maturities over ten years are auction rate securities. While the contractual maturities are long-term, the Company believes the securities are highly liquid and that the Company can take advantage of interest rate re-set periods of between one and twenty-eight days to liquidate the securities. Management has the ability and intent, if necessary, to liquidate these investments to fund operations within the next twelve months and accordingly has classified these investments as Short-term investments in current assets in the Consolidated Balance Sheets.

Net realized gains and losses for the years ended September 30, 2006, 2005 and 2004 were not material to the Company’s financial position or results of operations and have been included in “Interest income and other, net” in the Consolidated Statements of Operations in the respective period. The breakdown of marketable securities with unrealized losses at September 30, 2006 is as follows:

	In a Loss Position		In a Loss Position
	for Less Than		for 12 Months
	12 Months		or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	FMV	Losses	FMV	Losses	FMV	Losses
	(In thousands)

Corporate debt securities	$16,324	$(35)	$2,483	$(13)	$18,807	$(48)
Mortgage-backed securities	1,996	(4)	—	—	1,996	(4)

Total	$18,320	$(39)	$2,483	$(13)	$20,803	$(52)

The gross unrealized losses related to the Company’s investments are due to changes in interest rates and bond yields. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. The Company views these unrealized losses as temporary in nature and believes it has the ability to realize the full value of all these investments.

The Company periodically reviews its investment portfolio for possible impairment due to changes in credit risk or other potential valuation concerns. The Company believes that no investment held at September 30, 2006 was impaired. While certain available-for-sale securities have fair values that are below cost, the Company believes that the decline in market value is due to changes in interest rates and bond yields and not due to increased credit risk.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s international sales are primarily denominated in U.S. dollars although approximately $7.4 million, $19.3 million and $10.4 million of revenue recognized in fiscal 2006, 2005 and 2004 respectively was invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. For foreign currency denominated sales, however, the volatility of the foreign currency markets represents risk to the Company’s margins. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates. The Company records the mark-to-market change in fair value of its derivative instruments within “Other current liabilities” in the Company’s Consolidated Balance Sheet. The Company did not have any foreign currency forward exchange sales contracts at September 30, 2006, 2005 or 2004. The Company had foreign currency forward exchange contracts that matured throughout fiscal 2004 to sell approximately $2.8 million in foreign currencies, primarily Japanese Yen. The Company did not qualify these forward sales contract as hedging instruments, as defined by FAS 133, and, as such, recorded the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Consolidated Statements of Operations. The Company recorded a net gain of approximately $208,000 from changes in fair values of these foreign currency exchange contracts in fiscal year 2004. This net gain is included in “Interest income and other, net” in the Consolidated Statements of Operations.

Note 8 — Income Taxes

The provision for income taxes related to continuing operations consists of the following:

	Year Ended
	September 30,
	2006	2005	2004
	(In thousands)

Current:
Federal	$175	$23	$164
State	2	8	3
Foreign	356	678	410
Deferred:
Foreign	28	(85)	—

Provision for income taxes	$561	$624	$577

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) before income taxes related to continuing operations consists of the following:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Domestic	$3,418	$(26,996)	$17,490
Foreign	1,350	8,053	(5,828)

Income (loss) before income taxes	$4,768	$(18,943)	$11,662

The significant components of the Company’s deferred income tax assets are as follows:

	September 30,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$30,267	$31,954
Research credit carryforwards	9,585	9,528
Canadian research and development expenditures	10,884	9,242
Purchased intangibles	3,004	3,083
Inventory write-downs	5,198	4,229
Depreciation	1,555	2,591
Allowance for doubtful accounts	152	58
Expenses not currently deductible	5,310	4,327
Stock-based compensation	1,399	—
Deferred revenue	4,500	7,210

Total deferred tax assets	71,854	72,222
Valuation allowance	(71,796)	(72,137)

Net deferred tax assets	58	85
Deferred tax liabilities	—	—

Total net deferred tax assets	$58	$85

Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The valuation allowance decreased by approximately $341,000 in fiscal 2006 and increased by approximately $8.0 million in fiscal 2005. As of September 30, 2006, approximately $14.5 million of the valuation allowance is related to the benefits attributable to stock option deductions which will be credited to paid-in capital when realized.

As of September 30, 2006, the Company has federal and state net operating loss carryforwards of approximately $80.8 million and $17.9 million, respectively. The federal net operating loss carryforwards will begin expiring in fiscal year 2022 if not utilized. The state net operating loss carryforwards will expire at various times beginning in fiscal year 2012 if not utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $5.2 million and $5.8 million, respectively. The federal credits expire on an annual basis through fiscal year 2025 if not utilized. The state credits have an indefinite carryforward period.

As of September 30, 2006, the Company has cumulative foreign loss carryforwards for Canadian income tax purposes of approximately $2.0 million. These foreign loss carryforwards will expire on an annual basis through fiscal year 2010 if not utilized. The Company has cumulative Canadian scientific research and development

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures (“SR&D”) available for deduction in future years of approximately $16.2 million. These deductible SR&D can be carried forward to reduce future Canadian taxable income indefinitely. The Company also has SR&D credit carryforwards of approximately $4.4 million, which continue to expire on an annual basis through fiscal year 2015. In consideration of the fiscal 2005 restructuring of the Canadian operation, which closed the Canadian facility and moved all research and development activity elsewhere in the Company, and the varying future expiration dates of the available tax loss and credit carryforwards, the Company does not expect to realize any tax benefit associated with these attributes.

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

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Expected provision (benefit) at federal statutory rate	$1,673	$(6,540)	$3,594
Foreign income tax rate differences	(79)	593	410
Losses (benefited)/not benefited	(1,434)	6,441	(3,482)
Disallowed business meals and entertainment	85	114	54
Nondeductible stock-based compensation	173	—	—
Nondeductible VIE losses	143	—	—
Other individually immaterial items	—	16	1

Provision for income taxes	$561	$624	$577

Note 9 — Shareholders’ Equity

Common Stock Repurchase Program.  On August 21, 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 1.1 million outstanding shares of the Company’s common stock. The repurchases have been and will be made from time to time on the open market at prevailing prices and in negotiated transactions off the market as management deems appropriate. The Company does not repurchase its shares during any period in which the Company is in possession of material non-public information. The purchases are funded from available working capital, and the repurchased shares will be retired or used for ongoing stock issuances. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time management determines that additional purchases are not warranted. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. In fiscal 2006, the Company repurchased the following shares under this plan:

			Total Shares
		Average	Purchased	Shares Yet
	Total Shares	Price Paid	as Part	to be Purchased
	Purchased	per Share	of the Plan	Under the Plan

August 1 through August 31, 2006	503,581	$13.17	503,581	596,419
September 1 through September 30, 2006	26,020	$13.35	529,601	570,399

The aggregate repurchase price of approximately $7.0 million was reflected as a reduction of common stock in the consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement of Escrow Shares.  During the quarter ended March 31, 2006, the Company reached resolution on shares held in escrow. In July 2001, the Company had entered into a share purchase agreement with Intelligent Reasoning Systems, Inc. (“IRSI”) and under the agreement issued 699,010 shares of Photon Dynamics, Inc. common stock. A total of 57,195 shares remained in the escrow account pending resolution of the Company’s claim against the escrow related to the Austin, Texas, facility lease acquired as part of the purchase of IRSI. During the quarter ended December 31, 2005, the Company settled its lease obligations and filed a claim against the escrowed shares. During the quarter ended March 31, 2006, the Company’s claim against the escrowed shares was accepted and the Company received 50,319 shares, while the remaining 6,876 shares were distributed to the former shareholders of IRSI. The Company cancelled the 50,319 shares and the balance of the approximately $1.3 million in the escrow receivable account at the time of share cancellation was recorded as a reduction of common stock in the consolidated financial statements.

Stock Ownership Expense.  During fiscal 2006, 2005 and 2004, the Company recorded approximately $14,000, $52,000 and $206,000 in stock ownership expense related to options granted to a member of its Board of Directors for consulting services (see Note 14). The fair value of these options was computed using the Black-Scholes option-pricing model and revalued in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Shares Reserved.  The Company has reserved shares of common stock for future issuance as follows:

September 30,
2006

Stock options outstanding	1,950,695
Stock options, available for grant	798,336
Shares for employee stock purchase plan	954,691
Exchange shares for previous acquisitions	32,699

Total	3,736,421

Note 10 — Stock-Based Compensation Plans and Other Employee Benefits

Stock-Based Compensation Plans

Effective October 1, 2005, Photon Dynamics adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. Prior to October 1, 2005, the Company accounted for its stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”).

At September 30, 2006, the Company’s stock-based compensation plans included an Equity Incentive program and an Employee Stock Purchase Plan, which are described in more detail below.

Prior to the Adoption of SFAS No. 123R.  Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” No employee stock-based compensation was reflected in net income for fiscal years 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information under SFAS No. 123 for the years ended September 30, 2005 and 2004 is as follows:

	Year Ended September 30,
	2005	2004
	(In thousands, except per share data)

Net income (loss) — as reported	$(19,311)	$9,694
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(9,534)	(7,532)

Net income (loss) — pro forma	$(28,845)	$2,162

Basic net income (loss) per share — as reported	$(1.14)	$0.58

Diluted net income (loss) per share — as reported	$(1.14)	$0.57

Basic net income (loss) per share — pro forma	$(1.71)	$0.13

Diluted net income (loss) per share — pro forma	$(1.71)	$0.13

On September 1, 2005, the Company’s Board of Directors approved the accelerated and full vesting of all unvested outstanding stock options to purchase shares of common stock of Photon Dynamics, Inc. that were held by current employees, including executive officers, but excluding non-employee members of the Company’s Board of Directors, that had an exercise price greater than $25.00 issued under the Company’s Amended and Restated 1995 Stock Option Plan and 2001 Equity Incentive Plan. Options to purchase 340,718 shares were subject to this acceleration, which was effective as of September 1, 2005. The decision to accelerate the vesting of these options was made primarily to reduce future financial impact to the Company’s results of operations, since after analysis it was determined that the retention value of the underwater options was relatively small compared to the income charge to continue vesting these options following the adoption of SFAS No. 123R by the Company on October 1, 2005.

Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation to be recognized in the Company’s Consolidated Statement of Operations as these unvested stock options had no intrinsic value. The effect of the vesting acceleration was the recognition of incremental additional stock-based employee compensation of approximately $3.6 million in the quarter ended September 30, 2005, which is reflected in the Company’s fiscal 2005 pro-forma disclosure, above. This stock-based employee compensation expense amount would otherwise in part have been recognized in the Company’s consolidated statement of operations in future periods after the adoption of SFAS 123R in the first quarter of fiscal 2006.

Impact of the adoption of SFAS No. 123R.  The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R. Under that transition method, compensation cost recognized in the fiscal year ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previously reported amounts have not been restated. The effect of recording stock-based compensation for the fiscal year ended September 30, 2006 was as follows:

Year Ended
September 30, 2006
(In thousands,
except per share data)

Stock-based compensation expense included in continuing operations:
Cost of revenue	$401
Research and development	676
Selling, general and administrative	3,002

Total stock-based compensation expense after income taxes(1)	$4,079

Stock-based compensation expense by type of award:
Employee stock options	$3,724
Employee stock purchase plan	470
Amounts capitalized as inventory and deferred gross margin	(115)

Net effect on net income(1)	$4,079

Effect on net income per share:
Basic	$0.24

Diluted	$0.24

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.

Equity Incentive Program.  The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At September 30, 2006, the equity incentive program consisted of: the 2005 Non-Employee Directors’ Stock Option Plan, under which non-employee directors may be granted options to purchase shares of the Company’s stock; and the 2005 Equity Incentive Plan, under which officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units, and other types of equity awards. The 2005 Non-Employee Directors’ Stock Option Plan permits the grant of share options for up to 400,000 shares of common stock, while the 2005 Equity Incentive Plan permits the grant of share options for up to 1,450,000 shares of common stock. Under the Non-Employee Directors’ Stock Option Plan, non-employee director stock options generally have a vesting period of 12 to 48 months, are generally exercisable for a period of ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Under the Equity Incentive Plan, employee stock options generally have a vesting period of 50 to 60 months, are generally exercisable for a period of seven to ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted with varying criteria such as time-based or performance-based vesting. No restricted stock units have been granted under the equity incentive program.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides certain information with respect to all of Photon Dynamics’ equity compensation plans in effect as of September 30, 2006:

			Number of Securities
			Remaining Available for
			Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,950,070	$23.28	798,336
Equity compensation plans not approved by security holders	625	$16.88	—

Total	1,950,695	$23.28	798,336

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using a multiple options approach, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commissions SAB No. 107 and the Company’s pro forma disclosures of net earnings in prior periods, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The Black-Scholes valuation model requires the input of the following assumptions:

Expected Volatility.  The Company estimates the volatility of its stock options at the date of grant using implied volatilities. In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. Expected volatilities used in fiscal 2006 are based on implied volatilities from traded options on the Company’s stock. Prior to the adoption of SFAS No. 123R, the Company primarily used historical volatility in deriving its expected volatility assumption. The Company determined that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant in the fiscal years ended September 30, 2006, 2005 and 2004, used the following weighted-average valuation assumptions:

	2006	2005	2004

Stock option plan:
Expected stock price volatility	44%	69%	83%
Risk free interest rate	4.5%	3.4%	2.3%
Expected life of options (years)	3.7	5.3	5.6

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

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average
	Available	Options	Average	Remaining Contract	Aggregate
	for Grant	Outstanding	Exercise Price	Term	Intrinsic Value
				(In years)	(In thousands)

Balances at September 30, 2003	725,147	1,750,638	$22.14
Additional shares reserved	400,000	—	—
Options granted	(618,550)	618,550	31.72
Options canceled/expired	352,407	(352,407)	13.27
Options exercised	—	(384,572)	22.74

Balances at September 30, 2004	859,004	1,632,209	$27.73
Additional shares reserved	1,200,000	—	—
Options granted	(797,800)	797,800	19.37
Options canceled/expired	402,104	(399,144)	28.89
Options exercised	—	(84,591)	13.59

Balances at September 30, 2005	1,663,308	1,946,274	$24.64
Plan shares expired(1)	(789,818)	—	—
Options granted	(472,950)	472,950	18.37
Options canceled/expired	397,796	(397,796)	25.36
Options exercised	—	(70,733)	15.06

Balances at September 30, 2006	798,336	1,950,695	$23.28	7.1	$326

Vested and expected to vest at September 30, 2006		1,812,954	$23.63	7.0	$314

Exercisable at September 30, 2006		1,293,441	$25.54	6.6	$280

(1)	The Company’s 1995 Amended and Restated Stock Option Plan expired in November 2005. Option shares that were available for grant at the time of cancellation and all outstanding option shares that subsequently are cancelled or expire are no longer available for grant.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.27 as of September 29, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options Outstanding			Options Vested and Exercisable
	Number of Shares		Weighted-Average		Weighted-Average
	Outstanding at	Weighted-Average	Exercise Price at	Number	Exercise Price at
	September 30,	Remaining	September 30,	Vested and	September 30,
Range of Exercise Price	2006	Contract Life	2006	Exercisable	2006
		(In years)

$ 3.00 - $17.01	217,008	6.63	$14.00	111,633	$12.53
17.36 - 17.75	205,110	7.72	17.45	112,072	17.50
18.06 - 19.46	346,742	6.22	18.87	115,165	18.45
19.50 - 19.50	209,600	8.92	19.50	82,440	19.50
19.68 - 23.24	202,856	7.70	21.59	133,216	21.57
23.50 - 27.58	296,079	6.96	26.36	265,615	26.69
27.83 - 29.91	202,340	6.94	29.36	202,340	29.36
31.11 - 59.00	270,960	6.18	37.06	270,960	37.06

$ 3.00 - $59.00	1,950,695	7.05	$23.28	1,293,441	$25.54

The weighted average grant date fair value of options granted during fiscal 2006, 2005 and 2004 was $6.94, $12.39 and $21.63 per share, respectively. The total intrinsic value of options exercised during the fiscal year ended September 30, 2006 was approximately $298,000. The total cash received from employees as a result of stock option exercises during fiscal 2006, 2005 and 2004 was approximately $1.1 million, $1.1 million and $5.1 million, respectively. In connection with these exercises, the tax benefits realized by the Company was minimal.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3.0 million and will be recognized over an estimated remaining weighted average amortization period of 1.6 years.

Employee Stock Purchase Plan.  The Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings through accumulated payroll deductions toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the purchase date. Offering periods are typically six months in length.

The fair value of the stock purchase plan is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107, FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and the Company’s prior period pro forma disclosures of net earnings, including stock-based compensation (determined

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under a fair value method as prescribed by SFAS No. 123). The fair value in the fiscal years ended September 30, 2006, 2005 and 2004 used the following weighted-average assumptions:

	2006	2005	2004

Stock purchase plan:
Expected stock price volatility	44%	80%	96%
Risk free interest rate	4.6%	1.70%	2.13%
Expected life of plan (years)	0.5	1.6	2.0

The weighted-average fair value of shares issued in fiscal 2006, 2005 and 2004 was $5.27, $13.70 and $15.80, respectively.

The compensation cost in connection with the employee stock purchase plan for the fiscal year ended September 30, 2006 was approximately $470,000. In fiscal 2006, 2005 and 2004, employees purchased 45,309, 47,188 and 84,785 shares, respectively. Total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $722,000, $646,000 and $1.1 million during fiscal 2006, 2005 and 2004, respectively.

The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At September 30, 2006, a total of 954,691 shares were reserved and available for issuance under this Plan.

Other Employee Benefit Plans

Retirement Savings Plan.  The Company has a retirement savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. In fiscal 2006, 2005 and 2004, the Company matched 50% on the first 7% up to $3,500 per year of an eligible employee’s contribution. The total charge to operations under the 401(k) program was approximately $506,000, $469,000 and $411,000 in fiscal 2006, 2005 and 2004, respectively.

Note 11 — Net Income (Loss) Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive potential common shares outstanding during the period. Common equivalent shares consist of stock options issued to employees under employee stock option plans and warrants.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended September 30,
	2006		2005	2004
	(In thousand, except per share data)

Numerator:
Net income (loss) from continuing operations before discontinued operations	$4,207		$(19,567)	$11,085
Net income (loss) from discontinued operations	(127)		256	(1,391)

Net income (loss)	$4,080		$(19,311)	$9,694

Denominator:
Weighted average shares for basic net income (loss) per share	16,978		16,890	16,631
Effect of dilutive securities: Employee stock options	33		— (1)	456

Weighted average shares for diluted net income per share	17,011		16,890	17,087

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.25		$(1.16)	$0.67
Net income (loss) from discontinued operations	(0.01)		0.02	(0.08)

Net income (loss) per share	$0.24		$(1.14)	$0.58

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.25		$(1.16)	$0.65
Net income (loss) from discontinued operations	(0.01	)(2)	0.02	(0.08	)(2)

Net income (loss) per share	$0.24		$(1.14)	$0.57

(1)	The effect of potentially dilutive securities from employee stock options to purchase 124,060 shares at September 30, 2005, was not included in the computation of diluted net loss per share as the effect is antidilutive.

(2)	In accordance with Statement of Accounting Standards No. 128 “Earnings Per Share,” the Company included the effect of dilutive securities from employee stock options to purchase 33,000 and 456,000 shares in its calculation of fiscal 2006 and 2004 diluted net loss from discontinued operations, respectively.

At September 30, 2006, 2005 and 2004, options to purchase 1,949,280, 1,203,202 and 243,000 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.

Note 12 — Commitments and Contingencies

Operating and Capital Leases

The Company has non-cancelable operating leases for various facilities in the United States, South Korea, Japan, Taiwan, China and Canada. Total rent expense under all operating leases was approximately $2.6, million, $2.9 million and $2.4 million for the years ended September 30, 2006, 2005 and 2004, respectively. Certain of these leases contain provisions which permit the Company to renew the leases at the end of their respective lease terms.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense was net of sublease income of approximately $356,000, $186,000 and $4,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Future minimum lease commitments under operating leases at September 30, 2006, are approximately $3.3 million, $2.8 million, $2.7 million, $2.8 million, and $701,000 in fiscal 2007 through 2011, respectively. Expected sublease income is approximately $320,000, and $47,000 in fiscal 2007 and 2008, respectively. Operating lease obligations consist primarily of the Company’s lease agreement for our headquarters in San Jose, California, which is leased under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods.

At September 30, 2006 and 2005, the Company had equipment with a net book value of approximately $195,000 and $0 under capital leases, respectively. Total expense under these capital leases was approximately $17,000 for the year ended September 30, 2006. Future minimum lease commitments under capital leases at September 30, 2006, are approximately $65,000, $71,000 and $60,000 in fiscal 2007, 2008 and 2009, respectively.

Line of Credit

In March 2000, the Company entered into a bank line of credit (“line of credit”) which had an initial term of one year. The Company has renegotiated the line of credit on an annual basis and currently has a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime. In October, 2006, the Company renewed its line of credit with its bank, with terms substantially the same as the original and extended through October, 2007. The line of credit is secured by substantially all of the Company’s assets and contains certain financial and other covenants. At September 30, 2006 and 2005, there were no amounts outstanding under the line of credit.

Purchase Agreements

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open purchase commitments were $27.0 million as of September 30, 2006, including cancelable purchase commitments.

Retention Bonus

The Company entered into an agreement with certain key employees of Summit Imaging, Inc. whereby the Company paid incentive bonuses to retain the identified employees. The agreement provided for a total bonus payment of $1.5 million, to be paid in four annual installments beginning on April 1, 2004. In August of 2005, the Company entered into separation agreements with these employees. The agreement contained contingent provisions for the original bonus to be paid. As of September 30, 2006 and 2005, the Company had accrued approximately $188,000 and $375,000, respectively, through charges to earnings which is included in “Other current liabilities” in the consolidated financial statements.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s product liability during fiscal 2006 and 2005 were as follows:

	Fiscal	Fiscal
	2006	2005
	(In thousands)

Beginning balance	$5,346	$6,194
Estimated warranty cost of new shipments during the period	956	4,770
Warranty charges during the period	(2,288)	(4,651)
Changes in liability for pre-existing warranties, including expirations	4,044	(967)

Ending balance	$8,058	$5,346

The increase in the Company’s warranty liability over the prior year is due primarily to the Company’s agreement with one customer to replace two ArrayCheckertm systems. In the fourth quarter of fiscal 2006, the Company agreed to replace two of the four original Generation 7 test systems sold to a customer with a newer version of our Generation 7 test systems. Even though all four original Generation 7 systems have been used by the customer in full production, reliability and uptime issues have impacted the production capability of the fabrication lines in which they operate. The replacement systems cost of approximately $3.0 million has been accrued as warranty expense in the quarter ended September 30, 2006.

Guarantees

Subject to certain limitations, Photon Dynamics indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, based on prior experience, we believe the fair value of this liability is de minimums and no liability has been recorded.

Legal Proceedings

The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded the Company approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict.

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

Note 13 — Segment Reporting and Geographic Information

Statement of Accounting Financial Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance of the company. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews the Company’s financial information presented on a consolidated basis substantially similar to the accompanying consolidated financial statements. Therefore, the Company has concluded that it operates in one segment: the manufacture and servicing of test equipment for the flat panel display industry. Accordingly the Company has provided only the required enterprise-wide disclosures.

The Company sells its products for the flat panel display industry directly to customers in South Korea, Taiwan, China and Japan. Through the second quarter of fiscal 2004, the Company also, on a limited basis, sold in Japan through a value-added distributor. For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located.

The following is a summary of revenue by geographic area based on location where the product was shipped:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Revenue:
South Korea	$113,288	$41,474	$68,450
Taiwan	41,108	53,159	60,793
Japan	7,665	17,044	11,017
China	10,811	14,136	1,610

Total	$172,872	$125,813	$141,870

The following is a summary of revenue by product line:

	Year Ended September 30,
	2006	2005	2004
	(Percent of total revenue)

Revenue:
ArrayCheckertm	66%	60%	75%
ArraySavertm	19	24	19
RTP systems	—	—	1
PanelMastertm	6	6	—
Customer spares and other	9	10	5

Total	100%	100%	100%

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Year Ended
	September 30,
	2006	2005	2004
	(Percent of total revenue)

Customer A	39%	22%	39%
Customer B	25%	10%	*
Customer C	12%	*	13%
Customer D	*	11%	*
Customer E	*	12%	*
Customer F	*	12%	*
Customer G	*	*	10%
Customer H	*	*	10%

*	Customer accounted for less than 10% of total revenue for the period.

Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	September 30,
	2006	2005
	(Percent of gross accounts receivable)

Customer A	37%	*
Customer B	21%	29%
Customer C	16%	19%
Customer D	16%	10%
Customer E	*	19%

*	Customer accounted for less than 10% of total gross accounts receivable for the period.

Long-lived assets by geographical area were as follows:

	September 30,
	2006	2005
	(In thousands)

United States	$16,234	$21,022
South Korea	1,229	820
Canada	—	519
Other	297	363

Total	$17,760	$22,724

Note 14 — Related Party Transactions

During fiscal 2006, 2005 and 2004, the Company paid $0, $108,000 and $138,000, respectively, to one board member for consulting services rendered to the Company. During fiscal 2006, 2005 and 2004, the Company recorded approximately $14,000, $52,000 and $206,000, respectively, in stock ownership expense related to options granted to this consultant.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Notes Payable

In the third quarter of fiscal 2004, the Company issued $2.0 million in a series of six promissory notes in connection with the acquisition of Quantum Composers, Inc. The notes are non-interest bearing and mature at various times through June 25, 2007. The discount on the notes of $127,000 was calculated based on an imputed interest rate of 6%. The outstanding balance on the promissory notes, net of unamortized discount, was approximately $977,000 and $1.4 million at September 30, 2006 and 2005, respectively. The entire September 30, 2006 balance will be repaid in fiscal 2007.

Note 16 — Quarterly Consolidated Results of Operations (Unaudited)

The following tables contain selected unaudited consolidated statements of operations data for each quarter of fiscal 2006 and 2005:

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006
	(In thousands, except per share data)

Revenue	$41,633	$50,322	$51,658	$29,259
Cost of revenue	22,382	33,069	32,178	25,142

Gross margin	19,251	17,253	19,480	4,117

Operating expenses:
Research and development	8,071	8,560	8,508	7,281
Selling, general and administrative	6,851	6,984	6,968	3,808
Restructuring charge (benefit)	62	(32)	—	—
Impairment of property and equipment	—	—	50	31
Loss on sale of fixed assets	—	—	—	58
Amortization of intangible assets	372	373	372	372

Total operating expenses	15,356	15,885	15,898	11,550

Income (loss) from operations	3,895	1,368	3,582	(7,433)
Interest income and other, net	500	1,019	999	838

Income (loss) from continuing operations before income taxes and discontinued operations	4,395	2,387	4,581	(6,595)
Provision (benefit) for income taxes	352	199	205	(195)

Income (loss) from continuing operations before discontinued operations	4,043	2,188	4,376	(6,400)
Income (loss) from discontinued operations	(680)	334	(127)	346

Net income (loss)	$3,363	$2,522	$4,249	$(6,054)

Net income (loss) per share from continuing operations:
Basic	$0.24	$0.13	$0.26	$(0.38)

Diluted	$0.24	$0.13	$0.26	$(0.38)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006
	(In thousands, except per share data)

Net income (loss) per share from discontinued operations:
Basic	$(0.04)	$0.02	$(0.01)	$0.02

Diluted	$(0.04)	$0.02	$(0.01)	$0.02

Net income (loss) per share:
Basic	$0.20	$0.15	$0.25	$(0.36)

Diluted	$0.20	$0.15	$0.25	$(0.36)

Weighted average number of shares:
Basic	16,946	17,018	17,047	16,849
Diluted	17,047	17,077	17,077	16,849

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005
	(In thousands, except per share data)

Revenue	$36,639	$25,326	$39,096	$24,752
Cost of revenue	22,781	18,768	25,966	15,217

Gross margin	13,858	6,558	13,130	9,535

Operating expenses:
Research and development	9,470	9,818	8,618	8,369
Selling, general and administrative	4,684	6,107	7,352	6,535
Restructuring charges	—	—	951	246
Impairment of property and equipment	—	382	174	81
(Gain) loss on sale of property and equipment	—	—	(143)	50
Amortization of intangible assets	397	398	380	373

Total operating expenses	14,551	16,705	17,332	15,654

Loss from operations	(693)	(10,147)	(4,202)	(6,119)
Interest income and other, net	1,255	164	472	327

Income (loss) from continuing operations before income taxes and discontinued operations	562	(9,983)	(3,730)	(5,792)
Provision for income taxes	39	359	167	59

Income (loss) from continuing operations before discontinued operations	523	(10,342)	(3,897)	(5,851)
Income (loss) from discontinued operations	(6)	(4)	268	(2)

Net income (loss)	$517	$(10,346)	$(3,629)	$(5,853)

Net income (loss) per share from continuing operations:
Basic	$0.03	$(0.61)	$(0.23)	$(0.35)

Diluted	$0.03	$(0.61)	$(0.23)	$(0.35)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2004	2005	2005	2005
	(In thousands, except per share data)

Net income (loss) per share from discontinued operations:
Basic	$0.00	$(0.00)	$0.02	$(0.00)

Diluted	$0.00	$(0.00)	$0.02	$(0.00)

Net income (loss) per share:
Basic	$0.03	$(0.61)	$(0.21)	$(0.35)

Diluted	$0.03	$(0.61)	$(0.21)	$(0.35)

Weighted average number of shares:
Basic	16,872	16,948	16,984	16,931
Diluted	17,009	16,948	16,984	16,931

Note 17 — Subsequent Events (Unaudited)

On November 16, 2006, the Company announced its intention to discontinue its PanelMastertm product line. While the Company will continue to support the current installed base, it will no longer pursue new business for PanelMastertm systems, upgrades or enhancements. The discontinuation of this product line will result in a restructuring charge in the quarter ending December 31, 2006 in accordance with SFAS No. 146.

The restructuring plan will include reducing the Company’s workforce and impairing certain manufacturing assets associated with the product line. Management has approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting up to 17 employees would take place in two phases through the end of December 2006. All affected employees were notified of their termination and the benefits package was explained in sufficient detail such that each affected employee will be able to determine the type and amount of benefits they are entitled to receive.

The Company expects to incur aggregate restructuring charges of approximately $500,000 in its first and second quarters of fiscal 2007 comprised of employee severance charges and the write-off of certain manufacturing assets associated with the product line.

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

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal control over the financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of September 30, 2006, the end of the fiscal year covered by this report, based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, management concluded that as of September 30, 2006, Photon Dynamics maintained effective internal control over financial reporting in accordance with the COSO criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006, was audited by Ernst & Young LLP, our independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP has issued an attestation report on management’s assessment of our internal control over financial reporting as of September 30, 2006, which report is included in Item 8 of this Annual Report on Form 10-K and is incorporated here by reference.

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

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

(1) The information required by this Item with respect to Executive Officers may be found under the caption, “Executive Officers of the Registrant” at the end of Part I, Item 1 of this Annual Report on Form 10-K.

(2) The information required by this Item with respect to Directors, including information with respect to our audit committee and our audit committee financial experts, may be found under the section entitled “Proposal 1 — Election of Directors” appearing in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

(3) The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 — Election of Directors,” respectively, appearing in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Photon Dynamics, Inc. has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website at: www.photondynamcis.com in the section entitled “Corporate Governance Management.” This website address is intended to be an inactive textual reference only. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the SEC.

Item 11.	Executive Compensation

The information required by this Item may be found under the section entitled “Executive Compensation” appearing in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found in the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found in the section entitled “Equity Compensation Plan Information” appearing in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item may be found in the section entitled “Certain Relationships and Related Transactions” appearing in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item may be found in the section entitled “Proposal 5 — Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our Proxy Statement, to be filed in connection with our 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

SCHEDULE II

PHOTON DYNAMICS, INC.

VALUATION AND QUALIFYING ACCOUNT

	Year Ended September 30,
	Balance at	Charged to	Charged to		Balance at
	Beginning	(Credited to)	Other		End of
	of Period	Expense	Accounts	Deductions	Period
	(In thousands)

Allowance for doubtful accounts:
2006	$153	270	—	(17)	$406
2005	$497	(324)	—	(20)	$153
2004	$726	—	—	(229)	$497

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
Jeffrey A. Hawthorne
President, Chief Executive Officer,
Acting Chief Financial Officer and Director

Dated: December 14, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey A. Hawthorne as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. HAWTHORNE Jeffrey A. Hawthorne	President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	December 14, 2006

/s/ MALCOLM J. THOMPSON Malcolm J. Thompson	Chairman of the Board and Director	December 14, 2006

/s/ NICHOLAS BRATHWAITE Nicholas Brathwaite	Director	December 14, 2006

/s/ TERRY CARLITZ Terry Carlitz	Director	December 14, 2006

/s/ MICHAEL J. KIM Michael J. Kim	Director	December 14, 2006

/s/ EDWARD ROGAS JR. Edward Rogas Jr.	Director	December 14, 2006

/s/ CURT WOZNIAK Curt Wozniak	Director	December 14, 2006

EXHIBIT INDEX

Number		Exhibit

3	.1(H)	Amended and Restated Articles of Incorporation of the Registrant.
3	.2(C)	Bylaws of the Registrant and amendments thereto.
3	.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
10	.1(J)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
10	.3.1(B)	Lease Agreement between Berg & Berg Developers and the Registrant, dated August 6, 1996.
10	.3.2(V)	Third Amendment to Lease Agreement between Mission West Properties L.P. II (fka Berg & Berg Developers) and the Registrant dated August 12, 2003.
10	.9(P)*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated December 13, 2005.
10	.20.1(L)*	Amended and Restated 1995 Stock Option Plan, as amended.
10	.20.2(P)	Form of Stock Option Agreement under 1995 Stock Option Plan, as amended.
10	.22.1(M)*	2001 Equity Incentive Plan, as amended.
10	.22.2(W)	Form of Stock Option Agreement under 2001 Equity Incentive Plan, as amended.
10	.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.
10	.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.
10	.25.3(A)	Offer to Sublease, dated April 15, 2005 among Photon Dynamics Canada, Inc., Service Results Technology, and Huntley Contracting Limited.
10	.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003.
10	.30.1(V)*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.
10	.30.2(V)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.
10	.34(S)	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira.
10	.35.1(T)*	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.
10	.35.2(Y)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson, dated December 22, 2004.
10	.36(T)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.
10	.38.1(W)*	Offer Letter between the Registrant and Mark Merrill dated April 27, 2004.
10	.38.2(X)*	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Mark Merrill.
10	.39(W)*	2005 Executive Officer Bonus Compensation Plan.
10	.42(Z)	Letter Agreement between the Registrant and Malcolm Thompson, dated April 8, 2005.
10	.43(C)	Form of Stock Option Agreement for use in the 2005 Equity Incentive Plan.
10	.44(N)	Photon Dynamics, Inc. 2005 Equity Incentive Plan.
10	.45(N)	Photon Dynamics, Inc. 2005 Employee Stock Purchase Plan.
10	.46(N)	Photon Dynamics, Inc. 2005 Non-Employee Directors’ Stock Option Plan.
10	.48(X)*	Offer letter, dated April 29, 2005, between Photon Dynamics, Inc. and Maureen Lamb.
10	.49(A)*	Separation Agreement, dated May 5, 2005, between Photon Dynamics, Inc., and Richard Okumoto.
10	.50(X)*	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Steve Song.

Number		Exhibit

10	.52(P)	Form of Stock Option Agreement for use in the 2005 Non-Employee Director’s Stock Option Plan.
10	.53(D)*	Photon Dynamics, Inc. Fiscal 2006 Management Incentive Plan.
10	.54(F)*	Compensation for Outside Directors, Effective May 24, 2006.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature pages hereto).
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32	.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 000-27234) as filed with SEC on August 9, 2005, and incorporated herein by reference.

(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 000-27234) as filed with SEC on February 9, 2006, and incorporated herein by reference.

(D)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with SEC on January 24, 2006, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on July 25, 2001, and incorporated herein by reference.

(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-27234) as filed with SEC on August 9, 2006, and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(J)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on December 20, 2004, and incorporated herein by reference.

(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A (Commission File No. 000-27234) as filed with the SEC on July 29, 2002, and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117021) as filed with the SEC on June 30, 2004, and incorporated herein by reference.

(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q (Commission File No. 000-27234) for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.

(N)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on March 9, 2005 and incorporated herein by reference.

(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-49444) as filed with the SEC on November 7, 2000 and incorporated herein by reference.

(P)	Previously filed as an exhibit to the Registrant’s Registration Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 000-27234) as filed with the SEC on December 14, 2006, and incorporated herein by reference.

(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (Commission File No. 000-27234) as filed with the SEC on December 11, 2002, and incorporated here by reference.

(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-27234) as filed with SEC on August 14, 2003, and incorporated herein by reference.

(S)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2003 (Commission File No. 000-27234) as filed with SEC on February 17, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.34.

(T)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 000-27234) as filed with SEC on May 14, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.36.

(V)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 000-27234) as filed with the SEC on December 24, 2003, and incorporated here by reference.

(W)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (Commission File No. 000-27234) as filed with the SEC on December 14, 2004, and incorporated here by reference.

(X)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234), filed with the SEC on November 9, 2005, and incorporated herein by reference.

(Y)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2004 (Commission File No. 000-27234) as filed with SEC on February 9, 2005, and incorporated herein by reference.

(Z)	Previously filed as an exhibit to the Registrant’s Current Report on form 8-K (Commission File No. 000-27234) as filed with the Securities and Exchange Commission on April 11, 2005, and incorporated herein by reference

*	Indicates a management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.