Form 10-Q
period 2006-12-31
PHOTON DYNAMICS INC
filed 2007-02-14
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 31, 2007, there were 16,590,372 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,085	$47,935
Short-term investments	78,009	54,834
Accounts receivable, net of allowance for doubtful accounts of $261 and $406 at December 31, 2006 and September 30, 2006, respectively	18,055	29,341
Inventories	24,938	18,442
Other current assets	3,902	3,972

Total current assets	143,989	154,524
Long-term investments	—	787
Land, property and equipment, net	15,054	15,891
Other assets	6,063	4,542
Intangible assets, net	1,343	1,716
Goodwill	153	153

Total assets	$166,602	$177,613

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,199	$7,657
Warranty	7,858	8,058
Other current liabilities	10,276	9,944
Deferred gross margin	2,841	7,454

Total current liabilities	28,174	33,113

Other non-current liabilities	118	119

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	286,681	285,510
Accumulated deficit	(148,609)	(141,409)
Accumulated other comprehensive income	238	280

Total shareholders’ equity	138,310	144,381

Total liabilities and shareholders’ equity	$166,602	$177,613

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
	(in thousands, except per share
	data)
Revenue	$21,435	$41,633
Cost of revenue	15,871	22,382

Gross margin	5,564	19,251

Operating expenses:
Research and development	7,995	8,071
Selling, general and administrative	4,930	6,851
Restructuring charge	446	62
Amortization of intangible assets	373	372

Total operating expenses	13,744	15,356

Income (loss) from operations	(8,180)	3,895
Interest income and other, net	1,081	500

Income (loss) from continuing operations before income taxes and discontinued operations	(7,099)	4,395
Provision for income taxes	101	352

Income (loss) from continuing operations before discontinued operations	(7,200)	4,043
Loss from discontinued operations	—	(680)

Net income (loss)	$(7,200)	$3,363

Income (loss) per share from continuing operations:
Basic	$(0.43)	$0.24

Diluted	$(0.43)	$0.24

Loss per share from discontinued operations:
Basic	$—	$(0.04)

Diluted	$—	$(0.04)

Net income (loss) per share:
Basic	$(0.43)	$0.20

Diluted	$(0.43)	$0.20

Weighted average number of shares:
Basic	16,590	16,946
Diluted	16,590	17,047
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(7,200)	$4,043
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	1,217	1,439
Amortization of intangible assets	373	372
Non-cash stock-based compensation	400	985
Loss on sale of property and equipment	—	6
Non-employee stock ownership expense	—	6
Restructuring charge	273	—
Accretion of non-interest bearing notes payable	8	9
Changes in operating assets and liabilities:
Accounts receivable	11,286	(1,294)
Inventories	(6,435)	1,188
Other current assets	132	505
Other assets	(1,521)	(541)
Accounts payable	(458)	(3,513)
Other current liabilities	139	3,611
Deferred gross margin	(4,613)	(6,862)
Other liabilities	(1)	(40)

Net cash used in operating activities from continuing operations	(6,400)	(86)
Net cash used in operating activities from discontinued operations	(56)	(413)

Net cash used in operating activities	(6,456)	(499)

Cash flows from investing activities:
Purchase of property and equipment	(687)	(195)
Purchase of short-term investments	(41,795)	(16,323)
Maturities and sales of short-term investments	19,373	16,788

Net cash provided by (used in) investing activities from continuing operations.	(23,109)	270

Cash flows from financing activities:
Issuance of common stock	710	362
Capital Lease repayments	(21)	—

Net cash provided by financing activities from continuing operations	689	362

Effect of exchange rate changes on cash and cash equivalents	26	(45)

Net increase (decrease) in cash and cash equivalents from continuing operations	(28,794)	501
Net decrease in cash and cash equivalents from discontinued operations	(56)	(413)

Net increase (decrease) in cash and cash equivalents	(28,850)	88
Cash and cash equivalents at beginning of period	47,935	20,288

Cash and cash equivalents at end of period	$19,085	$20,376

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
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Securities and Exchange Commission on December 14, 2006. Operating results for the three month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2007.
     The condensed consolidated balance sheet as of September 30, 2006, is derived from the Company’s audited consolidated financial statements as of September 30, 2006, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     Description of Operations and Principles of Consolidation. Photon Dynamics is a supplier of integrated yield management solutions for the flat panel display industry. The Company’s test and repair systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the active matrix liquid crystal display manufacturing process. The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
     The Company currently operates in one segment: the manufacture and servicing of test equipment for the flat panel display industry. Prior to January 2003, the Company conducted business in three operating segments: the manufacture and servicing of test equipment, the manufacture and servicing of cathode ray tube display and high quality glass inspection products and the manufacture and servicing of printed circuit board assembly inspection products. In January 2003, the Company implemented a plan to exit the printed circuit board assembly inspection business. In June 2003, the Company implemented a plan to exit the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these former business segments have been presented as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) and Statement of Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Accordingly, in the condensed consolidated statements of operations, the net operating results of these former businesses have been classified as “Income (loss) from discontinued operations,” for all periods presented. The cash flows from these businesses have been presented as net cash flows from discontinued operations, as applicable, in the operating, investing and financing sections of the condensed consolidated statements of cash flows.
     Management Estimates and Assumptions. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Examples of estimates made by management include estimates of product life cycles, restructuring charges, stock-based compensation volatility and forfeiture rates and litigation and contingency assessments. Examples of assumptions made by management include assumptions regarding whether the criteria for revenue recognition were met, the calculation of the allowance for doubtful accounts, inventory write-downs, warranty accruals and when investment impairments are other than temporary. Actual results could differ from those estimates and assumptions.
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
     Concentrations and Other Risk. The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments consist principally of cash equivalents, marketable securities and trade accounts receivable.
     The Company invests excess cash not required for use in operations in securities that the Company believes bear minimal risk of loss. These investments are of a short-term nature and include investments in auction rate preferred securities, commercial paper and government and corporate debt securities. The Company has not experienced any losses due to institutional failure or bankruptcy.
     The Company’s customers are located in South Korea, Taiwan, Japan and China. The Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $9.4 million and $701,000 of revenue that was recognized in the three months ended December 31, 2006 and 2005, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese yen. The Company believes its credit evaluation prior to shipment, credit instruments such as letters of credit, and subsequent monitoring of customer status mitigate credit risk.
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
     Revenue Recognition. Photon Dynamics derives revenue primarily from the sale and installation of equipment and the sale of spare parts.
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
     The Company accounts for certain of its product sales as arrangements with multiple deliverables. For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the lesser of the amount due and billable upon shipment and the difference between the total amount due at time of shipment and the allocated fair value of the undelivered elements, with the remaining amount recognized after installation and acceptance when the final amount becomes due. Installation and other services are not essential to the functionality of the products as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors.

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
     Interest Income. Interest income was approximately $1.3 million and $740,000 for the three months ended December 31, 2006 and 2005, respectively.
     Stock-Based Compensation. The Company estimates the fair value of employee stock options and employee stock purchase plans using the Black-Scholes valuation model, consistent with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”) and SEC Staff Accounting Bulletin No. 107. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.
     Variable Interest Entity. In November 2005, Photon Dynamics entered into agreements which commit the Company to provide funding to an early-stage development company subject to certain conditions and milestones. The funding is in the form of a convertible note. In addition, in exchange for providing a limited use license to certain of the Company’s intellectual property, the Company received an equity interest in the development company. For accounting purposes, Photon Dynamics is considered to be the primary beneficiary within the provisions of FASB Financial Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities.” Due to the nature of the agreement, the Company determined that since Photon Dynamics is essentially providing 100% of the funding, there is no offset for minority interest and so the Company consolidates 100% of the entity’s operations until such time as the entity obtains funding from other sources.
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for the Company in its annual financial statements for the year ending September 30, 2009. The Company does not expect that the adoption of SFAS 157 will have a material impact on its results of operations, financial position or cash flows.
NOTE 2 — Financial Statement Components

	December 31,	September 30,
	2006	2006
	(in thousands)
Inventories:
Raw materials	$13,450	$10,740
Work-in-process	11,311	7,036
Finished goods	177	666

Total	$24,938	$18,442

Other current liabilities:
Compensation	$3,781	$3,460
Vendor obligations	812	942
Professional fees	738	891
Employee notes payable	985	977
Customer deposits	—	1,500
Other accrued expenses	3,960	2,174

Total	$10,276	$9,944

Deferred gross margin:
Deferred system sales	$3,049	$12,217
Deferred cost of revenue related to system sales	(208)	(4,763)

Total	$2,841	$7,454

Accumulated other comprehensive income:
Foreign currency translation adjustments	$323	$332
Unrealized losses on available for sale securities	(85)	(52)

Total	$238	$280

NOTE 3 — Discontinued Operations
Printed Circuit Board Assembly Inspection Business
     The Company formerly had a business which sold printed circuit board assembly inspection products. These products enabled printed circuit board manufacturers to detect and identify defects, thereby increasing yields and quality and reducing costs. In January 2003, the Company implemented a plan to exit this business. Accordingly, the operating results of this former business segment have been classified as a discontinued operation for all periods presented.
     Losses from discontinued operations of the Printed Circuit Board Assembly Inspection Business were approximately $0 and $697,000 in the three months ended December 31, 2006 and 2005, respectively. Loss from discontinued operations for the three months ended December 31, 2005 consisted primarily of additional legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit. These charges were partially offset by deferred rent charges that were reversed in the three months ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility.
     Other current assets at December 31, 2006 and September 30, 2006 include approximately $660,000 and $597,000, respectively, related to discontinued operations of the Printed Circuit Board Assembly Inspection Business. These assets consist primarily of receivables related to the Amtower v. Photon Dynamics, Inc. lawsuit, including court-awarded legal fees and insurance reimbursements. The Amtower v. Photon Dynamics, Inc. lawsuit, which was filed on April 30, 2001, was taken to trial in April 2006 and in May 2006, judgments were entered in favor of the Company and its former officers. In June 2006, the plaintiff filed a timely notice of appeal. The court award for fees and costs incurred bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict.
     Other current liabilities at both December 31, 2006 and September 30, 2006 include approximately $200,000 related to discontinued operations of the Printed Circuit Board Assembly Inspection Business. This liability consists primarily of potential vendor obligations that were initially accrued in fiscal 2003, in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Under SFAS No. 146, the Company recorded a liability of approximately $2.0 million for costs associated with the discontinuation of the business. At September 30, 2006, all amounts recorded under this liability had been settled except for $200,000 of potential vendor obligations.
Cathode Ray Tube Display and High Quality Glass Inspection Business
     The Company formerly had a business which sold cathode ray tube display and high quality glass inspection products. These products allowed cathode ray tube display manufacturers to locate and characterize defects and glass manufacturers to detect and identify defects such as scratches, pits, bubbles, stones, inclusions and distortions, thereby increasing yields and quality and reducing costs. In June 2003, the Company implemented a plan to exit this business. Accordingly, the operating results of this former business segment have been classified as a discontinued operation for all periods presented.
     Income from discontinued operations of the Cathode Ray Tube Display and High Quality Glass Inspection Business were approximately $0 and $17,000 in the three months ended December 31, 2006 and 2005, respectively. Income from discontinued operations for the three months ended December 31, 2005 consisted primarily of amortization of the remaining warranty liability over the remaining warranty period.
     Other current liabilities at December 31, 2006 and September 30, 2006 include approximately $15,000 and $19,000, respectively, related to discontinued operations of the Cathode Ray Tube Display and High Quality Glass Inspection Business. These liabilities relate to operating lease obligations and were initially accrued in fiscal 2003, in accordance with SFAS No. 146. Under SFAS No. 146, the Company recorded a liability of approximately $1.9 million for costs associated with the discontinuation of the business. At September 30, 2006, all amounts recorded under this liability had been settled except for the remaining lease obligations. Future minimum lease payments, due by fiscal year, are approximately $14,000 and $1,000 for the remainder of fiscal 2007 and fiscal 2008, respectively.
NOTE 4 — Goodwill and Other Purchased Intangible Assets
Goodwill
     The carrying value of goodwill was approximately $153,000 at both December 31, 2006, and September 30, 2006. There were no additions or adjustments to goodwill during the three months ended December 31, 2006. There have been no significant events or circumstances negatively affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2006.
     Goodwill of $153,000 as of December 31, 2006, relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.
Intangible Assets
     The components of intangible assets as of December 31, 2006 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Gross carrying amount at December 31, 2006	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(641)	(1,655)	(1,043)	(838)	(4,177)

Net carrying amount at December 31, 2006	$365	$753	$95	$130	$1,343

     The components of intangible assets as of September 30, 2006 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Gross carrying amount at September 30, 2006	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(578)	(1,504)	(948)	(774)	(3,804)

Net carrying amount at September 30, 2006	$428	$904	$190	$194	$1,716

     The following table summarizes the activity during the three months ended December 31, 2006:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Net carrying amount at September 30, 2006	$428	$904	$190	$194	$1,716
Amortization during the period	(63)	(151)	(95)	(64)	(373)

Net carrying amount at December 31, 2006	$365	$753	$95	$130	$1,343

     Based on intangible assets recorded at December 31, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense relating to intangible assets at December 31, 2006, is approximately $804,000 and $558,000 in the remainder of fiscal 2007 and fiscal 2008, respectively.
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
NOTE 5 — Restructuring Charges
PanelMaster Product Discontinuation
     On November 16, 2006, the Company announced its intention to discontinue its PanelMasterTM products. While the Company will continue to support the current installed base, it will no longer pursue new business for PanelMasterTM systems, upgrades or enhancements. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
     The restructuring plan included reducing the Company’s workforce and impairing certain manufacturing assets associated with the PanelMasterTM product line. Management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting ten employees would take place in November and December 2006. In November 2006 all ten of the affected employees were notified of their termination and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits they were entitled to receive.
     The Company recorded a restructuring charge of approximately $446,000 in the three months ended December 31, 2006, which was comprised of approximately $173,000 for employee severance and related benefits and approximately $273,000 related to impairing certain manufacturing assets associated with the product line. These charges are reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the liability since inception:

	One-Time
	Termination	Other
	Benefits	Costs	Total
	(in thousands)
Inception of liability	$173	$273	$446
Cash payments	(91)	—	(91)
Impairment of manufacturing assets	—	(222)	(222)

Balance at December 31, 2006	$82	$51	$133

     As of December 31, 2006, the remaining liability of approximately $133,000 is reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets and relates to benefits to be paid out in the quarter ended March 31, 2007 and to non-cancellable purchase orders for parts associated with the PanelMasterTM product.
Markham, Canada Closure
     During the third quarter of fiscal 2005, the Company implemented a restructuring plan to relocate all activities in its Markham, Canada location which consisted of research and development activities related to the Company’s PanelMasterTM inspection systems, to the Company’s Daejon, South Korea and San Jose, California locations. The Company recorded this restructuring plan in accordance with SFAS No. 146.
     The restructuring plan included reducing the Company’s workforce and closing its Markham, Canada location. Management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting up to 32 employees would take place in three phases through March 31, 2006. Certain of these employees were offered permanent employment elsewhere in the Company and those that accepted were provided with certain relocation benefits in lieu of severance benefits. In the third quarter of fiscal 2005, all 32 of the affected employees were notified of their termination and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits they were entitled to receive.
     The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter of fiscal 2005, which was comprised of approximately $430,000 for employee severance and related benefits and approximately $246,000 related to contract termination costs associated with excess facilities. The charge for excess facilities relates to rent obligations under long term operating lease agreements which are to be paid in cash through October 2007, net of a sublease agreement the Company entered into in April 2005, and to costs associated with the book value of leasehold improvements. The Company recorded a total restructuring charge of approximately $1.2 million in the fiscal year ended September 30, 2005. The Company recorded an additional restructuring charge of approximately $62,000 during the three months ended December 31, 2005, which represented the first quarter share of the ratable charges for future employee severance and related retention benefits that were paid in the quarter ended March 31, 2006. These charges were reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total
	(in thousands)
Inception of liability	$430	$246	$676
Cash payments	(1,018)	(37)	(1,055)
Costs incurred and charged to expense	635	—	635
Adjustments to the liability	(47)	(171)	(218)

Balance at September 30, 2006	—	38	38
Cash payments	—	(2)	(2)
Costs incurred and charged to expense		—	—
Adjustments to the liability	—	(1)	(1)

Balance at December 31, 2006	$—	$35	$35

     As of December 31, 2006, the remaining liability of approximately $35,000 is reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets and relates primarily to the lease, which continues through October 2007. All termination benefits were paid out by March 31, 2006. Adjustments to the liability primarily represent foreign currency translation effects on the liability.

NOTE 6 — Comprehensive Income
     The components of comprehensive income were as follows:

	Three Months Ended
	December 31,
	2006	2005
	(in thousands)
Net income (loss)	$(7,200)	$3,363
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(33)	75
Change in foreign currency translation	(9)	(46)

Other comprehensive income (loss)	(42)	29

Total comprehensive income (loss)	$(7,242)	$3,392

NOTE 7 — Shareholders’ Equity
     Stock Ownership Expense. During the three month periods ended December 31, 2006 and 2005, the Company recorded approximately $0 and $6,000 in stock ownership expense related to options granted to a member of its Board of Directors for consulting services (See Note 12). The fair value of these options was computed using the Black-Scholes option-pricing model and revalued in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
NOTE 8 — Stock-Based Compensation
     Effective October 1, 2005, Photon Dynamics adopted the provisions of SFAS No. 123R, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R.
     The effect of recording stock-based compensation for the three month periods ended December 31, 2006 and 2005 was as follows:

	Three Months Ended
	December 31
	2006	2005
	(in thousands, except per share data)
Stock-based compensation expense included in continuing operations: :
Cost of revenue	$20	$27
Research and development	89	139
Selling, general and administrative	291	819

Total stock-based compensation expense after income taxes (1)	$400	$985

Stock-based compensation expense by type of award: :
Employee stock options	$353	$925
Employee stock purchase plan	104	95
Restricted stock awards	5	—
Amounts capitalized as inventory and deferred gross margin	(61)	(35)

Net effect on net income (1)	$400	$985

Effect on net income per share:
Basic	$0.02	$0.06

Diluted	$0.02	$0.06

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.

Equity Incentive Program
     The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At December 31, 2006, the equity incentive program consisted of: the 2005 Non-Employee Directors’ Stock Option Plan, under which non-employee directors may be granted options to purchase shares of the Company’s stock; and the 2005 Equity Incentive Plan, under which officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units, and other types of equity awards. The 2005 Non-Employee Directors’ Stock Option Plan permits the grant of stock options for up to 400,000 shares of common stock. Under the Non-Employee Directors’ Stock Option Plan, stock options generally have a vesting period of 12 to 48 months, are generally exercisable for a period of ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. The 2005 Equity Incentive Plan permits the grant of stock options for up to 1,450,000 shares of common stock. Under the 2005 Equity Incentive Plan, stock options generally have a vesting period of 50 to 60 months, are generally exercisable for a period of seven to ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted under the Equity Incentive Plan with varying criteria such as time-based or performance-based vesting. Under the 2005 Equity Incentive Plan, restricted stock units generally vest annually over a three to four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of statutory withholding requirements that are paid by Photon Dynamics on behalf of its employees. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Furthermore, the liability for most of the withholding amounts to be paid by Photon Dynamics will be recorded as a reduction in Common Stock when the restricted stock units vest.
     The following table provides certain information with respect to all of Photon Dynamics’ equity compensation plans in effect as of December 31, 2006:

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities		Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options (1)	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,113,810	$21.75	537,678
Equity compensation plans not approved by security holders	625	$16.88	—

Total	2,114,435	$21.75	537,678

(1)	Amounts shown are for options granted only. There were 50,000 shares of restricted stock units issued under the 2005 Equity Incentive Plan as of December 31, 2006.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using a multiple options approach, consistent with the provisions of SFAS No. 123R and Securities and Exchange Commissions SAB No. 107. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The Black-Scholes valuation model requires the input of the following assumptions:
Expected Volatility. The Company estimates the volatility of its stock options at the date of grant using implied volatilities from traded options on the Company’s stock. The Company believes that the use of implied volatility is more reflective of market conditions and a better indicator of expected volatility than the use of historical volatility.
Expected Term. The expected term of options granted is derived from a numerical model of the Company’s stock price and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the valuation model.
Risk-Free Interest Rate. The risk-free rate is based on a risk-free zero-coupon spot interest rate at the time of grant with remaining terms equivalent to the expected term of the Company’s option grants.

Expected Dividends. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes valuation model.
Forfeitures. The Company uses historical data and future expectations of employee turnover to estimate pre-vesting forfeitures. As required by SFAS No. 123R, the Company records stock-based compensation expense only for those awards that are expected to vest. In the three months ended December 31, 2006, the Company adjusted its estimated forfeiture rate in order to better reflect the actual number of instruments for which the requisite service will be rendered. As required by SFAS No. 123R, the Company calculated a cumulative adjustment to compensation cost for the effect on current and prior periods of this change in estimate. This adjustment, consisting of approximately $300,000 reduction of compensation expense, was recorded in the three months ended December 31, 2006.
     The fair value of each option grant in the three month periods ended December 31, 2006 and 2005 used the following weighted-average valuation assumptions:

	Three Months Ended
	December 31,
	2006	2005
Stock option plan:
Expected volatility	44%	44%
Risk free rate	4.6%	4.2%
Expected term (in years)	3.4	3.9
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
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2006	798,336	1,950,695	$23.28
Plan shares expired (1)	(46,421)	—	—
Options granted	(276,500)	276,500	11.17
Restricted stock units granted	(50,000)	—	—
Options canceled/expired	112,263	(112,263)	22.39
Options exercised	—	(497)	4.69

Balances at December 31, 2006	537,678	2,114,435	$21.75	6.8	$353

Vested and expected to vest at December 31, 2006		1,863,513	$22.58	6.7	$298

Exercisable at December 31, 2006		1,286,408	$25.26	6.4	$209

(1)	The Company’s 1995 Amended and Restated Stock Option Plan expired in November 2005. Shares subject to outstanding options that were cancelled or expired during the period are no longer available for grant.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.69 as of December 31, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
     The weighted average grant date fair value of options granted during the three months ended December 31, 2006 was $4.01 per share. The total intrinsic value of options exercised during the three month period ended December 31, 2006 was approximately $3,600. The total cash received from employees as a result of stock option exercises during the three months ended December 31, 2006 was approximately $2,300. In connection with these exercises, the tax benefits realized by the Company for the three months ended December 31, 2006 was minimal.

     The Company settles employee stock option exercises with newly issued common shares.
     As of December 31, 2006, the total unrecognized stock-based compensation balance related to stock options was $2.6 million and will be recognized over an estimated remaining weighted average amortization period of 1.8 years.
Restricted Stock Units
     During the three months ended December 31, 2006, the Company’s Board of Directors approved the grant of 50,000 restricted stock units to one member of the Company’s senior management. In the three months ended December 31, 2006, the Company recorded approximately $5,000 in share-based compensation expense related to this restricted stock unit award. Share-based compensation is calculated based on the market price of Photon Dynamics’ common stock on the date of grant.

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock at September 30, 2006	0	$—
Granted	50,000	$10.93
Vested	0	$—
Forfeited	0	$—

Unvested restricted stock at December 31, 2006	50,000	$10.93

     As of December 31, 2006, there was approximately $542,000 of unrecognized stock-based compensation related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized stock-based compensation is expected to be recognized over an estimated remaining weighted average amortization period of 3.9 years.
Employee Stock Purchase Plan
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
     The fair value of the stock purchase plan is estimated on the date of grant using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and SEC SAB No. 107. The fair value in the three month periods ended December 31, 2006 and 2005 used the following weighted-average assumptions:

	Three Months Ended
	December 31,
	2006	2005
Stock purchase plan:
Expected volatility	44%	44%
Risk free rate	4.7%	4.2%
Expected term (in years)	0.6	0.5
     The compensation cost in connection with the employee stock purchase plan for the three months ended December 31, 2006 was approximately $104,000. There were 63,093 shares purchased under the employee stock purchase plan during the three months ended December 31, 2006. Total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $707,000 during the three months ended December 31, 2006.
     The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At December 31, 2006, a total of 891,598 shares were reserved and available for issuance under this Plan.

NOTE 9 — Net Income (Loss) Per Share
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123R and Statement of Financial Accounting Standards No. 128, “Earnings per Share.”
     The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	December 31,
	2006	2005
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$(7,200)	$4,043
Net loss from discontinued operations	—	(680)

Net income (loss)	$(7,200)	$3,363

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock, for basic net income per share	16,590	16,946
Effect of shares held in escrow	—	57 (2)
Effect of dilutive securities: Employee stock options and restricted stock	— (1)	44

Weighted average shares for diluted net income per share	16,590	17,047

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.43)	$0.24
Net loss from discontinued operations	—	(0.04)

Net income (loss) per share	$(0.43)	$0.20

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.43)	$0.24
Net loss from discontinued operations	—	(0.04)

Net income (loss) per share	$(0.43)	$0.20

(1)	The effect of potentially dilutive securities from employee stock options to purchase 17,696 shares of common stock and from restricted stock units for 50,000 shares of common stock for the three month period ended December 31, 2006 were not included in the computation of diluted net loss per share as the effect is anti-dilutive.

(2)	The Company had 57,195 shares of Photon Dynamics’ common stock in an escrow account related to a lease that was part of the discontinued operations of the Printed Circuit Board Assembly Inspection Business. These shares were considered to be contingently issuable shares under Statement of Financial Accounting Standards No. 128, “Earnings per Share,” and were therefore excluded from the calculation of weighted average shares for basic net income per share and were included in the calculation of weighted average shares for diluted net income per share.
     During the three month periods ended December 31, 2006 and 2005, options to purchase 1,984,151 and 1,780,011 shares, respectively, were not included in the computation of diluted earnings per share because the exercise price, including unamortized stock-based compensation net of tax benefits, was greater than the average market price of common shares for the respective periods and hence, their effect would have been anti-dilutive.
NOTE 10 — Commitments and Contingencies
Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s obligation in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $24.4 million as of December 31, 2006 and $27.0 million as of September 30, 2006.
     During the three months ended December 31, 2006, the Company established a reserve of approximately $650,000 for costs associated with the cancellation of certain purchase orders.
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
     Changes in the Company’s product liability during the three month periods ended December 31, 2006 and 2005 were as follows:

	Three Months Ended
	December 31,
	2006	2005
	(in thousands)
Beginning balance	$8,058	$5,346
Estimated warranty cost of new shipments during the period	995	1,073
Warranty costs during the period	(1,539)	(554)
Changes in liability for pre-existing warranties, including expirations	344	(1,967)

Ending balance	$7,858	$3,898

     The warranty liability at December 31, 2006 includes costs associated with the Company’s agreement with one customer to replace two ArrayCheckerTM systems. In the fourth quarter of fiscal 2006, the Company agreed to replace two of the four original Generation 7 test systems sold to a customer with a newer version of the Company’s Generation 7 test systems. Even though all four original Generation 7 systems have been used by the customer in full production, reliability and uptime issues had impacted the production capability of the fabrication lines in which they operate. The replacement systems cost of approximately $3.0 million was accrued as warranty expense in the quarter ended September 30, 2006.
Legal Proceedings
     There have been no significant changes to the Amtower v. Photon Dynamics, Inc., lawsuit, previously reported in Part I, Item 3. “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     From time to time, Photon Dynamics is involved in claims and legal and administrative proceedings that arise in the ordinary course of business. Based on currently available information, management does not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on the Company’s financial position or results of operations. However, litigation and administrative proceedings are subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on Photon Dynamic’s financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.
NOTE 11 — Geographic Information
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

     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months
	Ended
	December 31,
	2006	2005
	(in thousands)
Revenue:
South Korea	$6,021	$35,047
Taiwan	6,162	5,921
Japan	9,034	665
China	218	—

Total	$21,435	$41,633

     The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months
	Ended
	December 31,
	2006	2005
Revenue:
ArrayCheckerTM	64%	75%
ArraySaverTM	15%	7%
PanelMasterTM	0%	10%
Customer spares and other	21%	8%

Total	100%	100%

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months
	Ended
	December 31,
	2006	2005
Customer A	42%	*
Customer B	22%	40%
Customer C	14%	*
Customer D	11%	*
Customer E	*	44%

*	Customer accounted for less than 10% of total revenue for the period.
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	December 31,	September 30,
	2006	2006
Customer A	18%	37%
Customer B	19%	21%
Customer C	31%	16%
Customer D	14%	16%
     Long-lived assets by geographical area are as follows:

	December 31,	September 30,
	2006	2006
	(In thousands)
United States	$15,053	$16,234
South Korea	1,221	1,229
Other	276	297

Total	$16,550	$17,760

NOTE 12 — Related Party Transactions
     During the three month period ended December 31, 2005, the Company recorded approximately $6,000 in stock ownership expense related to options granted to a board member in his role as a consultant.
NOTE 13 — Provision for Income Taxes
     For the three month periods ended December 31, 2006 and 2005, the Company recorded a provision for income taxes of approximately $101,000 and $352,000, respectively. The Company had a provision for income taxes despite a net loss position in the three month period ended December 31, 2006 due primarily to foreign income taxes. The effective tax rate for the three month period ended December 31, 2005 is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards. The effective tax rate for the three month period ended December 31, 2005 is a combination of foreign income taxes and domestic state taxes.
NOTE 14 — Subsequent Event
     On January 24, 2007, the Company held its Annual Meeting of Shareholders. At that meeting the Company’s shareholders approved an amendment to the 2005 Equity Incentive Plan to permit a one-time stock option exchange program whereby employees holding certain stock options having exercise prices significantly higher than the Company’s market price for its common stock will be allowed to exchange those options for a lesser number of restricted share units. The Company’s executive officers and members of the Company’s board of directors will not be eligible to participate in the exchange.
     At the Annual Meeting of Shareholders, the Company’s shareholders also approved an additional of 800,000 shares reserved for grant under the Company’s 2005 Equity Incentive Plan, increasing the total shares reserved under the 2005 Equity Incentive Plan from 1,450,000 to 2,250,000 shares.
     At the Annual Meeting of Shareholders, the Company’s shareholders also approved the 2006 Non-Employee Directors’ Stock Incentive Plan, which amended and restated the Company’s 2005 Non-Employee Directors’ Stock Option Plan. The 2006 Non-Employee Directors’ Stock Incentive Plan increases shares reserved for grant by 200,000 shares for a total of 505,000 shares reserved for grant; allows for grants of stock awards, including restricted share units; and allows for discretionary initial and annual grants to board members subject to certain conditions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” ”plans,” “anticipates,” ”relies,” “expects,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any such statements. These forward-looking statements are based on current expectations as of the filing date of this Quarterly Report on Form 10-Q and involve a number of uncertainties and risks. These uncertainties and risks include, but are not limited to: the adoption of new technology by our existing and potential customers; the delay of investments by the Company’s customers in response to current economic factors, which could reduce their purchase of Photon Dynamics’ products until the markets become more certain; the migration of our manufacturing operations offshore and the changing customer investment climate, which could lead to impairments of assets; the current economic conditions, which may cause an increase in competitive pricing pressures; the risk of the introduction of competing products having technological and/or pricing advantages, which would reduce the demand for our products; and failure to comply with a variety of United States and foreign federal, state and local laws and regulations, which could lead to the Company incurring additional expenses, interest and penalties.. As a result, our actual results and end user demand may differ substantially from expectations.
     Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The information included in this Quarterly Report on Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements and we expressly assume no obligation to update the forward-looking statements included in this report after the date hereof except as required by law.
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2006, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2006.
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
     We generate revenue from the sale of our ArrayCheckerTM and ArraySaverTM test and repair equipment and customer support, which includes the sale of spare parts. Our test and repair equipment are used primarily in the Array phase of flat panel display production. In prior years, we have also generated revenue from the sale of our PanelMasterTM inspection equipment, which was used primarily in the Cell Assembly phase of flat panel display manufacture. On November 16, 2006, we announced that we are realigning our resources, resulting in the discontinuation of our PanelMasterTM inspection products. While we will continue to support the current installed base, we will no longer pursue new business for PanelMasterTM systems, upgrades or enhancements. This decision represents a strategic realignment of our technical and financial resources, thus enabling us to focus on what we believe are more profitable business opportunities for the Company. Introduced at the end of fiscal 2004, revenue from our PanelMasterTM products represented approximately 6%, 6% and 0% of total revenue in fiscal 2006, 2005 and 2004, respectively. In addition, we had no revenue from our PanelMasterTM products in the first three months of fiscal 2007.
     We sell our products to manufacturers in the flat panel display industry. Our flat panel display customers are located in South Korea, Taiwan and Japan, where flat panel display production is concentrated, and in China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future.

     Our products are primarily manufactured in San Jose, California. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 20 to 36 weeks. In our fourth quarter of fiscal 2006, we entered into agreements to lease approximately 8,200 square feet of manufacturing space in South Korea, where we plan to begin limited assembly and in-house testing of certain of our ArraySaverTM products as early as our second quarter of fiscal 2007. This action is intended to improve the overall cost structure for the ArraySaverTM product line. Our new offshore manufacturing program will be subject to the risks discussed in the risk factor “Our ability to efficiently and effectively implement our strategy of using both domestic and offshore manufacturing may impact our profitability,” in Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We will monitor our manufacturing capacity needs, current and anticipated demand for our products, overall market conditions and other factors we consider relevant as we attempt to implement our strategy of using both domestic and offshore manufacturing. If we are successful in executing our offshore manufacturing strategy, it may result in asset impairment charges by creating excess capacity in our remaining domestic manufacturing facilities.
     The overall success of our business depends upon numerous factors, including, but not limited to:
•	The level of capital expenditures of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays;

•	The ability of our customers to sustain growth long term; and

•	The relative competitiveness of our products and services.
     We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. We do consider consumer demand for flat panel display products to be seasonal, with peak demand occurring in the latter half of each calendar year. This end-user seasonality has an influence on capacity decisions by flat panel display manufacturers and has a limited influence on the flat panel display manufacturers’ overall investment patterns. However, because new fabrication facilities and upgrades to existing facilities represent significant financial investments and take time to implement, we consider flat panel display manufacturers to have cyclical investment patterns.
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
     Our singular focus on our core business of developing yield management solutions for the flat panel display industry gives us a clear strategy and direction. Our management team is focused on several imperatives to support these objectives:
•	Product Focus: We continue to improve our product performance in defect detection, repair success, cost of ownership, ease of use and throughput for each of our product generations. We seek to couple this improved system performance with our expert applications engineering services to provide the best possible business solutions to our customers.

•	Quality Focus: We continue to implement processes to drive product quality improvement and ease of use for our customers.

•	Technology Leadership: We continue to emphasize our research and development to maintain our technology leadership in our products.

•	Financial Improvement: We continue our efforts to improve financial performance. To achieve these goals, we will continue to look for vertical integration opportunities, source certain raw materials and certain system integration in Asia, and expand sales and marketing of our service product offerings.
     In fiscal 2007, we are focusing on the following key areas:
•	Continuing investment in research and development, with a focus on Generation 10 products and new repair product applications;

•	Growing our service and upgrade revenue as a percentage of overall revenue;

•	Improving gross margin on existing products;

•	Executing on effective new product introduction; and

•	Reducing our overall operating expenses.
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
     Active matrix liquid crystal display (“AMLCD”) is the most prevalent and one of the highest performing types of flat panel display available today. An AMLCD uses liquid crystal to control the passage of light. The basic structure of an AMLCD panel consists of two glass panels sandwiching a layer of liquid crystal. The front glass panel is fitted with a color filter, while the back glass panel has transistors fabricated on it. When voltage is applied to a transistor, the liquid crystal is bent, allowing light to pass through to form a pixel. A light source is located at the back of the panel and is called a backlight unit. The front glass panel is fitted with a color filter, which gives each pixel its own color. The combination of these pixels in different colors forms the image on the panel.
     The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different substrate glass sizes. Glass panels are initially manufactured on large glass substrates which are subsequently cut down to the panel size needed for the application. Each progressive increase in initial glass substrate size is referred to by its “generation.” Manufacturing an active matrix liquid crystal display involves a series of three principal phases — the Array Phase, the Cell Assembly Phase and the Module Assembly Phase. At various points in the manufacturing process, the flat panel display manufacturer uses test and inspection equipment to identify defects to permit repair and to avoid wasting costly materials on continued manufacturing of a defective product. Our yield management products include our test and repair equipment that are used primarily in the Array phase of production.
     In the last half of calendar year 2005, market indicators showed that AMLCD demand rose and continued rising into calendar year 2006 as a result of significantly reduced panel prices. However, at the end of the first half of calendar year 2006, we once again saw an oversupply. Flat Panel Display manufacturers had been ramping capacity in anticipation that the World Cup soccer tournament would generate additional consumer demand to offset the typical first half seasonal demand dip. Unfortunately the additional demand did not materialize, creating oversupply and causing inventories to build. Flat Panel Display manufacturers responded by scaling back factory utilization rates and dropping panel average selling prices, which have eroded the manufacturers’ profits
     The recent inventory levels, combined with profitability issues, have resulted in delays in several of our customers’ investment plans. In addition, the majority of manufacturers have scaled back their investment plans for calendar year 2007 until they can evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. Industry sources project a reduction of an estimated 25% to 30% in manufacturers’ capital expenditure spending levels in calendar 2007 from 2006 levels. As a result, we have experienced both lower levels of bookings due to factory investment delays and lower revenue in both our fourth quarter of fiscal 2006 and our first quarter of fiscal 2007. We anticipate lower than anticipated bookings and lower revenue to continue for the next several quarters. In addition, delivery dates for certain of our current orders could be rescheduled into the future by our customers to meet their demands. Based on current and anticipated demand, we will continue to carefully manage our expenses to ensure they are in line with our overall business plan. Our fiscal 2007 management business strategy will focus on increasing operational efficiency and discipline, evaluating human resource and infrastructure requirements and taking appropriate actions to effectively size and manage the business in response to market conditions.
     Growth in the AMLCD television market is expected to continue to fuel the overall growth in the flat panel display market. While there is a current oversupply in the market, overall consumer demand for AMLCD televisions was roughly double that of calendar year 2005. This increased demand has been driven primarily by larger sized AMLCD televisions; and, in addition, we have also seen consumer demand for monitors increase. Industry forecasts suggest that the current consumer market conditions are seasonal in nature and increasingly driven by the fact that the industry is still in the early adoption phase of LCD televisions. Based on industry forecasts, we believe that demand for our Generation 7 test and repair equipment will increase as the market works through the current oversupply and pricing issues; however, the timing of this anticipated increase in demand is uncertain. In addition, we have installed our first Generation 8 systems, which are now helping one of our customers ramp their factory to full production. However, there are many factors that will dictate how successful AMLCD manufacturers are in penetrating the television market, including display performance, price reduction and the ability to maintain profitability.
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
Backlog
     Our backlog, consisting of unshipped system orders, unearned revenue and systems in deferred gross margin, as of December 31, 2006, was approximately $66.1 million, a majority of which we expect to ship, or to recognize for revenue, within the next six to twelve months. This compares to a backlog of $71.0 million as of September 30, 2006. All orders are subject to delay or cancellation with minimal penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders and the cyclical nature of our customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. As discussed earlier, we are currently expecting lower levels of bookings for the next several quarters due to recently announced factory investment delays.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and the related disclosures requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Note 1 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q describes significant accounting policies used in the preparation of our consolidated financial statements. Some of these significant accounting policies are considered to be critical accounting policies.
     A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.
     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. Note 1 of our “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q provides a description of our revenue recognition policy. For each arrangement for the sale and installation of equipment, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.
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
     Our allowance for doubtful accounts was approximately $261,000 and $406,000 at December 31, 2006 and September 30, 2006, respectively. These balances each represent less than 2% of each period’s accounts receivable balance. Historically, losses due to customer bad debts in our flat panel display business have been immaterial, and we expect that this will not change in the foreseeable future. However, if a single customer was unable to make payments, additional allowances may be required. Accordingly, the inability of a single customer to make required payments could have a material adverse effect on our results of operations.
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
     Warranty. Our warranty policy generally states that we will provide warranty coverage for a period of one year from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field service parts and the efficiency by which the product failure is corrected. We estimate our warranty cost based on historical data related to these factors.
     Our liability for warranty coverage was approximately $7.9 million and $8.1 million at December 31, 2006 and September 30, 2006, respectively. Should actual product failure rates, material usage or labor efficiencies differ from our estimates, revisions to the estimated warranty liability and related provision would be required. The warranty liability at both December 31, 2006 and September 30, 2006 includes costs to replace two ArrayCheckerTM systems under warranty. In the fourth quarter of fiscal 2006, we agreed to replace two of the four original Generation 7 test systems purchased by one customer with a newer version of our Generation 7 test systems. Even though all four original Generation 7 systems have been in full production, reliability and uptime issues have impacted the production capability of the fabrication lines in which they operate. The replacement systems’ cost of approximately $3.0 million was accrued as warranty expense in the quarter ended September 30, 2006. Although we believe the problems associated with these two tools scheduled to be replaced were fixed in subsequent versions of our Generation 7 test products, we may experience additional warranty costs on other products that are in excess of our estimated warranty costs.
     Goodwill, Intangible and Other Long-Lived Assets. We have accounted for goodwill and other intangible assets resulting from our acquisitions in accordance with FAS 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.
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
     Goodwill at both December 31, 2006 and September 30, 2006, was approximately $153,000, and related entirely to our purchase of assets from Summit Imaging in fiscal 2003.
     Intangible assets, net of accumulated amortization, as of December 31, 2006 and September 30, 2006 were approximately $1.3 million and $1.7 million, respectively. Intangible assets relate to patents and acquired core technology resulting from our purchase of assets from Summit Imaging in fiscal 2003, the assignment and license agreement signed with IHI in fiscal 2004, the purchase of Quantum Composers in fiscal 2004 and the purchase of Tucson Optical Research Corporation in fiscal 2004.
     Land, property and equipment, net of accumulated deprecation, as of December 31, 2006 and September 30, 2006 were approximately $15.1 million and $15.9 million, respectively. These assets primarily relate to owned manufacturing facilities, leasehold improvements on leased manufacturing facilities and equipment. As a result of decreases in the level of forecasted bookings and management’s commitment to transferring certain manufacturing to South Korea we performed an impairment assessment of our manufacturing facilities and equipment; and, based on that assessment, no impairment charge was required. However, we will continue to assess the assumptions and estimates we use in assessing recoverability of these assets in light of current and expected market conditions and ongoing operational and business decisions. If the assumptions and estimates used in assessing recoverability of these assets change in the future, it may result asset impairment charges.
     Stock-Based Compensation. We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”) and SEC Staff Accounting Bulleting No. 107. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the options expected life and the price volatility of the underlying stock.
     Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse judgment is probable and we can reasonably estimate the ultimate cost of such a judgment. We were not engaged in any significant litigation matter as of December 31, 2006, but are awaiting the result of an appeal by the plaintiff in the Amtower v. Photon Dynamics, Inc lawsuit. This lawsuit is described in Part I, Item 3. “Legal Proceedings” in our fiscal 2006 Annual Report on Form 10-K. We believe that an adverse outcome in the appeal of the Amtower litigation could have a material adverse effect on our financial condition, results of operations and cash flows.

Results of Operations
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated are set forth in the table below.

	Three Months Ended
	December 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue	74.0	53.8

Gross margin	26.0	46.2

Operating expenses:
Research and development	37.3	19.4
Selling, general and administrative	23.0	16.4
Restructure charge	2.1	0.1
Amortization of intangible assets	1.7	0.9

Total operating expenses	64.1	36.8

Income (loss) from operations	(38.2)	9.4
Interest income and other, net	5.0	1.2

Income (loss) from continuing operations before income taxes and discontinued operations	(33.1)	10.6
Provision for income taxes	0.5	0.9

Income (loss) from continuing operations	(33.6)	9.7
Loss from discontinued operations	—	(1.6)

Net income (loss)	(33.6)%	8.1%

Revenue

	Three Months Ended
	December 31,
	2006	Change	2005
	(dollars in millions)
Revenue	$21.4	(49)%	$41.6
     Revenue decreased 49% for the three months ended December 31, 2006 over the same period of the prior fiscal year and decreased 27% sequentially from the three months ended September 30, 2006. As discussed earlier, the recent oversupply of end-user products has caused Flat panel display manufacturers to scale back utilization of existing capacity and to re-assess the timing of new factory investments. This oversupply has resulted in delays many of our customers’ investment plans, which have affected this quarter’s revenue and will continue to affect our revenues in the next few quarters.
     We generate revenue from the sale of our ArrayCheckerTM and ArraySaverTM test and repair equipment and customer support, which includes the sale of spare parts. In prior years, we have also generated revenue from the sale of our PanelMasterTM inspection equipment. As discussed earlier, in November 2006, we announced that we are discontinuing our PanelMasterTM inspection products.
ArrayCheckerTM and ArraySaverTM Product Revenue
     Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 6 and earlier generation test and repair products represented approximately 8% and 20% of revenue in the three month periods ended December 31, 2006 and 2005, respectively. The period-over-period decrease as a percentage of total revenue was due primarily to the shift in flat panel display manufacturers demand to our Generation 7 and 8 products as they move to larger size glass substrates in the manufacturing process. Revenue from our Generation 7 and 8 products represented approximately 72% and 63% of revenue in the three month periods ended December 31, 2006 and 2005, respectively. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6, 7 and 8 ArrayCheckerTM products have had greater average selling prices than previous generations. However, the average selling prices of our Generation 6 and 7 ArraySaverTM products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 7 and future generation products.
     Revenue from our ArrayCheckerTM products represented approximately 64% and 75% of our total revenue for the three months ended December 31, 2006 and 2005, respectively. Revenue from our test products decreased as a percentage of revenue primarily due to the varying levels of capital expenditures of our customers as they invest in manufacturing capacity, which resulted in a higher mix of ArraySaverTM products in the three months ended December 31, 2006 as compared to the same periods in the prior year.
     Revenue from our ArraySaverTM products represented approximately 15% and 7% of our total revenue for the three months ended December 31, 2006 and 2005, respectively. Revenue from our repair products increased as a percentage of total revenue primarily due to the investment patterns of our customers.
     Revenue from our ArrayCheckerTM and ArraySaverTM products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with that portion of the remaining amount due after installation and upon final customer acceptance. Revenue for the three month periods ended December 31, 2006 included a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.
PanelMasterTM Product Revenue
     Our PanelMasterTM inspection equipment operates primarily in the Cell phase of AMLCD production, inspecting glass panels that have been cut down to the size of the needed application. As such, our PanelMasterTM product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify this product by generations.
     Revenue from our PanelMasterTM products represented approximately 0% and 10% of total revenue for the three month periods ended December 31, 2006 and 2005, respectively. As discussed earlier, in November 2006, we announced that we are discontinuing our PanelMasterTM inspection products and, as such, we had no revenue from this product in the current quarter. While we may see limited revenue from the sale of spare parts to support the current installed base, we do not anticipate any future revenue from the sale of PanelMasterTM systems.
Customer Support and Spare Parts Revenue
     Revenue from customer support and spare parts represented approximately 21% and 8% of total revenue for the three month periods ended December 31, 2006 and 2005, respectively. Revenues in the three month period ended December 31, 2006, were higher in absolute dollars than in the comparative prior year period due in part to an increase the installed base of tools at our customers’ facilities.
International Revenue
     Sales to customers in foreign countries continue to represent 100% of our revenue and we expect this to continue in the foreseeable future. Revenue by region for the periods indicated was as follows:

	Three Months Ended
	December 31,
	2006	Change	2005
	(dollars in millions)
South Korea	$6.0	(83)%	$35.0
Taiwan	6.2	4%	5.9
Japan	9.0	1,259%	0.7
China	0.2	100%	—

Total Revenue	$21.4	(49)%	$41.6

     The changes in revenue from the three months ended December 31, 2006 as compared to the same period in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.

     In the three months ended December 31, 2006 and 2005, we recognized revenue of approximately $9.4 million and $701,000, respectively, in currencies other than U.S. dollars, primarily Japanese yen.
Revenue Outlook
     We expect total revenue for the second quarter of fiscal 2007 to be between $10 and $15 million. As discussed earlier, the recent oversupply in end-user products has resulted in delays in some of our customers’ investment plans, and may cause delays in deliveries of current orders, all of which will reduce our revenues. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2007 are subject to risks and uncertainties. Please see Part II, Item 1A “Risk Factors” for factors that could cause these forward looking statements to differ significantly from our actual results.
Gross Margin

	Three Months Ended
	December 31,
	2006	Change	2005
	(dollars in millions)
Gross Margin	$5.9	(71)%	$19.3
Gross Margin Percentage	26%	(43)%	46%
     Gross margins, as a percentage of revenues, decreased in the three month period ended December 31, 2006, as compared to the same period in the prior fiscal year. Gross margins in the current period decreased primarily due to:
•	A lower percentage sales of higher-margin ArrayCheckerTM systems; and,

•	The under-utilization of our San Jose facilities as a consequence of the industry slowdown.
     During the current fiscal year, management voluntarily initiated a review of the Company’s methodology for calculating certain customs duties in connection with the cross-border movements of warranty parts. As a result of this review, we recorded an estimated liability of approximately $1.0 million in the three months ended December 31, 2006 for amounts estimated to have been underreported. Approximately $350,000 of this liability was recorded to our statement of operations, with the majority of this amount recorded to cost of sales, while approximately $680,000 was capitalized into inventory held at the Company’s foreign locations at December 31, 2006.
     Key factors that may impact our future gross margin include:
•	Our revenue mix between higher margin ArrayCheckerTM systems and lower margin ArraySaverTM systems;

•	The costs of increasing customer service staff to support potential increased demands from new and existing customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	The success of our strategy of using both domestic and offshore manufacturing as we begin limited manufacturing of certain of our ArraySaverTM systems in South Korea;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or customer-initiated changes in delivery schedules by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.

Research and Development

	Three Months Ended
	December 31,
	2006	Change	2005
	(dollars in millions)
Expense	$8.0	(1)%	$8.1
Percentage of Revenue	37%		19%
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our overall research and development spending in the three months ended December 31, 2006, remained relatively flat in absolute dollars over the same period of the prior fiscal year. Although we had lower spending on Generation 6 and 7 test and repair product development programs in the current period as compared to the same period in the prior fiscal year, these savings were offset by the launch of our Generation 10 product development program in anticipation of a move to Generation 10 substrate glass by our customers.
     During the fiscal 2007, we will continue our research and development efforts to address the following areas:
•	Focus on product enhancements and improving cost of ownership on our Generation 7, 7.5 and 8 products;

•	Accelerate investments in our Generation 10 product development program; and

•	Invest funds in reliability and cost reduction initiatives.
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
Selling, General and Administrative

	Three Months Ended
	December 31,
	2006	Change	2005
	(dollars in millions)
Expense	$4.9	(28)%	$6.9
Percentage of Revenue	23%		16%
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Our overall selling, general and administrative spending in the three months ended December 31, 2006, decreased in absolute dollars over the same period of the prior fiscal year. This decrease was due to lower costs associated with audit and legal fees and to decreased headcount.
Stock-Based Compensation
     We account for stock-based awards exchanged for employee services under SFAS No. 123R. Pursuant to SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the fair value of the award which is computed using the Black-Scholes option valuation model, and is recognized as expense over the employee requisite service period.

     The effect of recording stock-based compensation for the three months ended December 31, 2006 and 2005 was as follows:

	Three Months Ended
	December 31,
	2006	2005
	(in thousands)
Stock-based compensation expense included in continuing operations:
Cost of revenue	$20	$27
Research and development	89	139
Selling, general and administrative	291	819

Total stock-based compensation expense after income taxes (1)	$400	$985

Stock-based compensation expense by type of award:
Employee stock options	$353	$925
Employee stock purchase plan	104	95
Restricted stock awards	5	—
Amounts capitalized as inventory and deferred gross margin	(61)	(35)

Net effect on net income (1)	$400	$985

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
     As of December 31, 2006, the unrecorded stock-based compensation balance related to stock options was $2.6 million and will be recognized over an estimated remaining weighted average amortization period of 1.8 years, while the unrecorded stock-based compensation balance related to restricted stock awards was approximately $542,000 and will be recognized over an estimated remaining weighted average amortization period of 3.9 years.
Restructuring Charge

	Three Months Ended
	December 31,
	2006	Change	2005
Expense	$446,000	619%	$62,000
Percentage of Revenue	2%		0%
     In November 2006, we recorded a restructuring charge associated with the discontinuation of our PanelMasterTM products. The charge was comprised of expenses for employee severance and related benefits as a result of planned termination of employees and expenses for impairing certain manufacturing assets associated with the product line. We recorded restructuring charges of approximately $446,000 during the three months ended December 31, 2006 related to severance and asset impairments. We do not anticipate any additional charges related to this restructuring.
     Under this restructuring plan, we expect annual savings in salary and benefits costs and depreciation of approximately $150,000 to $200,000 per fiscal year primarily in research and development.
     In April 2005, we recorded a restructuring charge associated with a reduction in workforce and consolidation and closing of our facilities at our Markham, Canada location. The charge was comprised of expenses for employee severance and related benefits as a result of planned terminations of employees and expenses for contract termination costs associated with excess facilities under a long-term operating lease agreement for facilities we vacated in June 2005.
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
     Under this restructuring plan, we expected annual savings in salary and benefits costs, amortization and rent expense of approximately $1.6 million to $2.0 million per fiscal year primarily in research and development. Rent savings were partially offset through March of 2006 by costs to sublease a smaller location in Markham, Ontario, Canada for the employees who were offered retention benefits to complete specific projects and assist in the transition of technology. To date, our actual savings have approximated our expected savings.

Amortization of Intangibles

	Three Months Ended
	December 31,
	2006	Change	2005
Expense	$373,000	0%	$372,000
Percentage of Revenue	2%		1%
     Amortization of intangibles remained flat in absolute dollars in the three months ended December 31, 2006 as compared to the same period in the prior fiscal year. There were no additions or adjustments to the intangible asset base that would change the amount of amortization in the current period.
Interest Income and Other, Net

	Three Months Ended
	December 31,
	2006	Change	2005
Expense	$1.1 million	116%	$500,000
Percentage of Revenue	5%		1%
     Interest income and other, net consisted primarily of interest income, foreign currency transaction gains and losses and other miscellaneous income and expense. The higher level of interest income and other, net, in the three month period ended December 31, 2006 as compared to the same period of the prior fiscal year, was primarily attributable to an increase in interest income due to higher interest rates on invested cash compared to rates in effect in the prior year period and to a decreased effect of foreign currency transaction gains and losses.
Provision for Income Taxes

	Three Months Ended
	December 31,
	2006	Change	2005
Expense	$101,000	(71)%	$352,000
Percentage of Revenue	1%		1%
     The effective tax rates for the three month periods ended December 31, 2006 and 2005 were approximately (1)% and 8%, respectively. The Company had a provision for income taxes despite a net loss position in the three month period ended December 31, 2006 due primarily to foreign income taxes.
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
Discontinued Operations

	Three Months Ended
	December 31,
	2006	Change	2005
Loss	$0	(100)%	$(680,000)
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Loss from discontinued operations for the three months ended December 31, 2005 consisted primarily of additional legal charges related to the Amtower v Photon Dynamics, Inc. lawsuit. These charges were partially offset by deferred rent charges that were reversed in the three months ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility and to the amortization of the remaining warranty liability over the remaining warranty period.
     We do not expect any losses from these businesses in the future.
Liquidity and Capital Resources
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $115.8 million as of December 31, 2006, compared to $121.4 million as of September 30, 2006. A major component of working capital is $97.1 million of cash, cash equivalents and short-term investments as of December 31, 2006, compared to $102.8 million as of September 30, 2006.
Operating Activities of Continuing Operations
     Cash used in operating activities from continuing operations was approximately $6.4 million in the first three months of fiscal 2007. Cash used in continuing operations in the three months ending December 31, 2006, resulted from our net loss of approximately $7.2 million, adjusted for approximately $2.3 million of non-cash related items and for net cash of approximately $1.5 million provided by changes in working capital, the primary source being an decrease in accounts receivable of approximately $11.3 million, offset in part by an increase in inventory of approximately $6.4 million. In addition, we saw a net decrease of approximately $4.6 million in our deferred gross margin. Our accounts receivable decreased due primarily to collections on existing accounts and lower revenue in the three months ended December 31, 2006 than in the prior quarter ended September 30, 2006. The increase in inventories is due primarily to timing of delivery of products in our backlog. Deferred gross margin fluctuates based upon the timing of acceptance on our tools by our customers.
Investing Activities of Continuing Operations
     Cash used in investing activities from continuing operations was approximately $2310 million in the first three months of fiscal 2007. Cash used in investing activities was primarily the result of approximately $22.4 million of net maturities and sales of short-term investments, offset by capital expenditures of approximately $687,000.
Financing Activities of Continuing Operations
     Cash provided by financing activities from continuing operations was approximately $689,000 in the first three months of fiscal 2007 resulting from approximately $710,000 of sales of our common stock under our employee equity compensation plans, offset by approximately $21,000 of payments on our capital leases.
     The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
     We have a bank line of credit (“line of credit”) that currently has a $4.0 million borrowing capacity with an interest rate of floating prime with an expiration date of October 2007. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At December 31, 2006, no amounts were outstanding under the line of credit.
Operating, Investing and Financing Activities of Discontinued Operations
     Discontinued operations consist of our former printed circuit board assembly inspection business and our former cathode ray tube display and high quality glass inspection business. Cash used in operating activities from discontinued operations was approximately $56,000 in the first three months of fiscal 2007 and consists primarily of changes in other working capital balances.
Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at December 31, 2006. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2007(1)	2008	2009	2010	2011	Thereafter
	(In thousands)
Operating lease obligations	$11,558	$2,512	$2,833	$2,727	$2,785	$701	$—
Capital lease obligations	180	49	71	60	—	—	—
Purchase obligations	24,431	23,530	901	—	—	—	—

Total	$36,169	$26,091	$3,805	$2,787	$2,785	$701	$—

(1)	Remaining nine months

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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and is effective for us in our annual financial statements for the year ending September 30, 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our results of operations, financial position or cash flows.

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
     In the three months ended December 31, 2006, approximately $9.4 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen.
     At December 31, 2006, approximately $4.7 million of our cash and cash equivalents and approximately $3.4 million of our accounts receivable were denominated in currencies other than U.S. dollars, primarily in Japanese yen. Our cash and cash equivalents and our accounts receivable are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our cash and cash equivalents and our accounts receivable from the rates at December 31, 2006 would decrease the fair value of our cash and cash equivalents by approximately $424,000 and our accounts receivable by approximately $308,000.
     Although a relatively considerable portion of our revenue in the three months ended December 31, 2006 was denominated in currencies other than U.S. dollars, we expect that our revenue, cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is currently considered minimal. However, as more of our operations become overseas based and we begin additional selling in currencies other than the U.S. dollar, our exposure to foreign currencies may increase.
Market Risk
     Our market risk as described under the heading “Interest Rate Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2006, has not changed significantly.

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
     Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weakness in our internal control over financial reporting described below.
     In connection with the close of the first quarter of our 2007 fiscal year, management determined that as of December 31, 2006 we had a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, management identified a material weakness arising from (1) the absence of specific internal controls surrounding our process for ensuring compliance with the customs regulations of each of the countries into which we import warranty parts and (2) our inability, on a timely basis, to evaluate and document the incorrect classification and valuation of certain warranty parts under applicable customs regulations and communicate such evaluation to our Audit Committee. This material weakness results in more than a remote likelihood that a material misstatement to any of our significant financial statement accounts will not be prevented or detected in the annual or interim financial statements.
     Remediation of the Material Weakness That Existed as of December 31, 2006
     We are undertaking the following actions to remediate the material weakness described above:
•	We are working with outside advisors on the development of new valuation and declaration processes to ensure compliance with all customs regulations of each of the countries into which we import parts.

•	We are reviewing and evaluating our internal controls, including our internal reporting processes, to ensure that legal, regulatory and other matters that could have a significant financial statement impact are evaluated and documented by management and escalated on a timely basis, where appropriate, to the Audit Committee.
     We believe that we are taking the steps necessary to remediate this material weakness and have established a goal of having this material weakness remediated by March 31, 2007. We will continue to implement and monitor these processes, procedures and controls vigorously and will make any further changes that management determines are necessary.
     In light of this determination and as part of the work undertaken in connection with this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report, and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this report.
     Changes in Control Over Financial Reporting in the First Quarter of Fiscal 2007
     During the period covered by this report, we have not implemented any significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     There have been no significant changes to the Amtower v. Photon Dynamics, Inc., lawsuit, previously reported in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
     From time to time, we are involved in claims and legal and administrative proceedings that arise in the ordinary course of business. Based on currently available information, we do not believe that the ultimate outcome of these unresolved matters, individually and in the aggregate, is likely to have a material adverse effect on our financial position or results of operations. However, litigation and administrative proceedings are subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods.
ITEM 1A. Risk Factors
     Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows and trading price of our common stock. You should refer also to our Annual Report on Form 10-K for fiscal year 2006 for additional information concerning these and other uncertainties that could negatively impact our Company.
     We have sustained losses and we may sustain losses in the future.
     We reported net loss for the three months ended December 31, 2006. Although we reported net income for the fiscal years ended September 30, 2006 and 2004, we have reported a net loss for each of the fiscal years ended September 30, 2005, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected. We are currently expecting lower levels of bookings and revenues in our second quarter of fiscal 2007 due to recently announced factory investment delays by our customers, as discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
     Our ability to achieve and maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures and our gross margin improvement programs. Although we expect the current oversupply in the flat panel display market to correct itself and our customers to resume increasing manufacturing capacity, if demand for our products is not sustained and we do not react quickly to reduce discretionary and variable spending, this would impair our ability to achieve profitability on a going-forward basis. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability and we may incur losses going forward.
     Because none of our customers is obligated to purchase our products, each of our customers may cancel or defer its purchases at any time and on short notice, which could harm our operating results.
     We are substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. Accordingly, our customers:
•	may stop purchasing our products or defer their purchases at any time without penalty;

•	are free to purchase products from our competitors;

•	are not required to make minimum purchases; and

•	may cancel orders that they place with us.
     As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. Sales to any single customer may and do vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customers’ purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not and often do not place orders at the same level as the current quarter in the succeeding quarter, which makes it difficult to forecast our revenues in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. This can result in significant quarterly fluctuations in our operating results.
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
     Other factors which may influence our operating results in a particular quarter include:
•	the timing of the receipt of orders from major customers;

•	the result of sudden, unanticipated changes in customer requirements;

•	the cancellation, delay or extension of firm orders;

•	the receipt of final acceptance on new products;

•	the product mix that makes up our revenue;

•	our inability to reduce our expense levels quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	the result of competitive pricing pressures;

•	the ability to obtain components from our single or limited source suppliers in a timely manner;

•	the ability to effectively implement our strategy of migrating manufacturing offshore;

•	the effects of global economic uncertainty;

•	the ability of our manufacturing operations in Korea to timely produce and deliver products in the quantity and of the quality our customers require;

•	the costs of operations in the global markets in which we do business;

•	the effects of changing international economic conditions;

•	the effects of currency exchange rate fluctuations;

•	the outcome of the appeal of litigation with a former executive officer;

•	the effects of worldwide political instability;

•	the ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.
     Due to the factors noted above and other risks discussed in this section, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. In addition, as a result of these or other factors, our operating results could be significantly and adversely affected and our stock price could decline. In addition, it is possible that in some future quarter our operating results may be below the expectations of public market analysts and investors, which could cause our stock price to fall.
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
     In addition, we typically provide a limited warranty on our products for a period of one year from final acceptance by customers. Actual warranty claims may, at times, exceed the estimated cost of warranty coverage we record in our warranty provision. For example, in the fourth quarter of fiscal 2006, we agreed to replace two of the four original Generation 7 ArrayCheckerTM test systems purchased by one customer with a newer version of our Generation 7 test systems under our warranty coverage of the purchased systems. Even though all four original Generation 7 systems have been in full production, reliability and uptime issues have impacted the production capability of the fabrication lines in which they operate. The expected replacement of these systems resulted in additional warranty charges of approximately $3.0 million in the quarter ended September 30, 2006. Although we believe the problems associated with the two array test systems scheduled to be replaced were fixed in subsequent versions of our Generation 7 test systems, we may experience additional warranty costs on other products that are in excess of our estimated warranty costs. In the future, we may incur substantial warranty claim expenses on our products and actual warranty claims may exceed recorded provisions, resulting in harm to our business.
     Capital investment by manufacturers of flat panel display products can be highly cyclical and may decline in the future.
     Our business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. While we consider consumer demand for flat panel display products to be seasonal, we consider the capital equipment procurement practices of flat panel display manufacturers to be highly cyclical. In the last half of calendar year 2005, market indicators showed that AMLCD consumer demand rose and continued rising into calendar year 2006 as a result of significantly reduced panel prices. However, at the end of the first half of calendar year 2006, we once again saw an oversupply in the consumer market, causing manufacturers to respond by scaling back factory utilization rates and dropping panel average selling prices, which eroded the manufacturers’ profits. The majority of manufacturers have scaled back their investment plans for calendar year 2007 until they can evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability.

     When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our costs and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. Adjusting to a downcycle may cause us to reduce or realign our manufacturing capacity, which may result in asset impairment charges in our manufacturing facilities. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. In addition, our need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during downturns.
     We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.
     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first three months of fiscal 2007 and all of fiscal 2006 were as follows: our top four customers accounted for 89% of our revenue in the first three months of fiscal 2007; while our top three customers accounted for 76% of our revenue in fiscal 2006. None of our customers has entered into long-term purchase agreements that would require them to purchase our products
     We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.
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
     We generate revenue from the sale of our ArrayCheckerTM and ArraySaverTM test and repair equipment and customer support, which includes the sale of spare parts. In prior years we generated revenue from our PanelMasterTM inspection equipment. However, in November 2006, we announced that we were discontinuing this product line. The discontinuation of our PanelMasterTM product line increases our dependence on sales of our ArrayCheckerTM and ArraySaverTM product lines and further limits our range of products. In addition, while we will continue to support installed PanelMasterTM systems, our relationship with PanelMasterTM customers may be harmed by our decision to discontinue upgrades and enhancements to the product line, which may affect future orders of our ArrayCheckerTM and ArraySaverTM systems.
     We may not be able to develop and introduce new products that respond to evolving industry requirements in a timely manner, which could reduce our ability to compete effectively.
     The markets for our products are characterized by rapidly changing technologies and frequent new product introductions. The failure to develop new products and introduce them successfully and in a timely manner could harm our competitive position and results of operations. We believe that our future success will depend in part upon our ability to continue to enhance our existing products and to develop and manufacture new products. For example, the size of glass substrates for flat panel displays and the resolution of flat panel displays have changed frequently and may continue to change, requiring us to redesign or reconfigure our flat panel display products.
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

     If we are not able to receive sufficient parts to meet our production requirements, we may experience significant delays in producing our products, which could decrease our revenue for an extended period of time.
     We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of material for manufacturing. Significant delays is receiving required materials could delay our shipments and harm our results of operations and damage customer relationships. In addition, we obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms, certain laser assemblies and certain pellicle products from single source suppliers. Although we seek to reduce dependence on sole and limited source suppliers, alternative sources of supply for this equipment remain unavailable or may only be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could significantly delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment by a single or limited source supplier could harm our results of operations.
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
     Our lengthy and varying-duration customer qualification and customer sales cycle requires us to incur substantial costs to make a sale, and if the sale does not occur then we will have incurred these expenses without obtaining increased sales.
     Our customers typically expend significant efforts in evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, and increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products.
     In addition, our customers’ product purchases are frequently subject to unplanned delays and rescheduling, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.
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
     While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. We derive 100% of our revenue from flat panel display products, substantially all of which were based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business. For example, if the emerging AMLCD television market has a significant shift to plasma technology, it would negatively affect LCD manufacturers’ fab planning and Photon Dynamics business would be negatively impacted.
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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. During each of the fiscal years 2005, 2004 and 2003 we had one or more material weaknesses in our internal control over financial reporting. While we had no material weaknesses in fiscal year 2006, at December 31, 2006, we have one material weakness in our internal control over financial reporting, as discussed under Part I Item 4. “Controls and Procedures” in this report. We are currently working to remediate this material weakness. However, there is no guarantee that once we remediate our material weakness, our internal control over financial reporting will continue to be adequate to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting standards, or that our independent registered public accounting firm will concur with our assessments in the future. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. Due to the numerous material weaknesses in the past that we have remediated and the material weakness we are currently remediating, our compliance costs have been particularly expensive and time consuming. In the future, if we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to further regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and potentially result in a decline of our stock price.
     We have previously disclosed material weaknesses in our internal controls and additionally have restated both our fiscal 2004 annual results of operations and financial condition and our quarterly results of operations and financial condition for both the first and the third quarters of fiscal 2005. Although we committed significant resources to remediate these weaknesses, we encountered an additional material weakness in the first quarter of fiscal 2007 and there can be no assurances that material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses continue to reoccur in the future or new material weaknesses may be found to exist, these material weaknesses may have a significant negative effect on our company and our results of operations, or result in a failure to meet our reporting obligations.
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

     Our failure to comply with governmental regulations related to international activities could subject us to liability and additional expense.
     We are subject to a variety of laws of the United States and other countries related to the import and export of our products and technology, including shipments to South Korea, Japan, Taiwan and China. A failure to comply with these laws could subject us to additional expense and to civil and criminal liability. For example, in the first quarter of fiscal 2007, we recorded a liability of approximately $1.0 million as a result of our review of the Company’s methodology for calculating certain customs duties in connection with the cross-border movements of warranty parts, in which we determined certain amounts had been underreported. The charge is based on our estimate, and the ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws.
     In addition, from time to time we enter into transfer pricing arrangements with our subsidiaries to establish sales prices for internal distributions of goods that have the effect of allocating taxes between the parent corporation and our subsidiaries. In general, these transfer prices have not been approved by any governmental entity and, therefore, may be challenged by the applicable tax authorities.
     We employ a number of foreign nationals in our U.S. operations and, as a result, we are subject to various laws related to the status of those employees. We also send our U.S. employees to foreign countries from time to time and for varying durations of time to assist with our foreign operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the foreign tax authorities, and the affected U.S. employees may be required to register with various foreign governmental authorities. Our failure to comply with the foregoing laws and regulations or any other applicable laws and regulations could subject us to liability.
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

PHOTON DYNAMICS, INC.
By:	/s/ Michael Schradle
Michael Schradle
Chief Financial Officer (Duly authorized and principal financial officer)

Dated: February 14, 2007

Exhibit Index

Number	Exhibit
3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.41	Form of Restricted Stock Unit Agreement under the 2005 Equity Incentive Plan, as amended.

10.43	Form of Stock Option Agreement under the 2005 Equity Incentive Plan, as amended.

10.44	Photon Dynamics, Inc. 2005 Equity Incentive Plan, as amended.

10.47(3)	Photon Dynamics, Inc. 2006 Non-Employee Directors’ Stock Incentive Plan.

10.55(3)	Form of Restricted Stock Unit Agreements under the 2006 Non-Employee Directors’ Stock Incentive Plan.

10.56	Form of Stock Option Agreement under the 2006 Non-Employee Directors’ Stock Incentive Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-described exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with SEC on January 31, 2007, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.