Form 10-Q
period 2007-03-31
PHOTON DYNAMICS INC
filed 2007-05-10
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2007, there were 16,654,207 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2007	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,253	$47,935
Short-term investments	56,815	54,834
Accounts receivable, net of allowance for doubtful accounts of $261 and $406 at March 31, 2007 and September 30, 2006, respectively	14,255	29,341
Inventories	26,187	18,442
Other current assets	3,432	3,972

Total current assets	125,942	154,524

Long-term investments	8,389	787
Land, property and equipment, net	11,200	15,891
Other assets	5,489	4,542
Intangible assets, net	971	1,716
Goodwill	153	153

Total assets	$152,144	$177,613

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,217	$7,657
Warranty	7,418	8,058
Other current liabilities	11,807	9,944
Deferred gross margin	2,985	7,454

Total current liabilities	29,427	33,113

Other non-current liabilities	107	119

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	287,433	285,510
Accumulated deficit	(164,132)	(141,409)
Accumulated other comprehensive income (loss)	(691)	280

Total shareholders’ equity	122,610	144,381

Total liabilities and shareholders’ equity	$152,144	$177,613

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
		(in thousands, except per share data)
Revenue	$13,928	$50,322	$35,363	$91,955
Cost of revenue	13,391	33,069	29,262	55,451

Gross margin	537	17,253	6,101	36,504

Operating expenses:
Research and development	7,197	8,560	15,192	16,631
Selling, general and administrative	6,550	6,984	11,480	13,835
Restructuring charge (benefit)	1,017	(32)	1,463	30
Impairment of property and equipment	2,834	—	2,834	—
Amortization of intangible assets	372	373	745	745

Total operating expenses	17,970	15,885	31,714	31,241

Income (loss) from operations	(17,433)	1,368	(25,613)	5,263
Interest income and other, net	2,015	1,019	3,096	1,519

Income (loss) from continuing operations before income taxes and discontinued operations	(15,418)	2,387	(22,517)	6,782
Provision for income taxes	105	199	206	551

Income (loss) from continuing operations before discontinued operations	(15,523)	2,188	(22,723)	6,231
Loss from discontinued operations	—	334	—	(346)

Net income (loss)	$(15,523)	$2,522	$(22,723)	$5,885

Income (loss) per share from continuing operations:
Basic	$(0.94)	$0.13	$(1.37)	$0.37

Diluted	$(0.94)	$0.13	$(1.37)	$0.37

Income (loss) per share from discontinued operations:
Basic	$—	$0.02	$—	$(0.02)

Diluted	$—	$0.02	$—	$(0.02)

Net income (loss) per share:
Basic	$(0.94)	$0.15	$(1.37)	$0.35

Diluted	$(0.94)	$0.15	$(1.37)	$0.34

Weighted average number of shares:
Basic	16,591	17,018	16,590	17,011
Diluted	16,591	17,077	16,590	17,062
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$(22,723)	$6,231
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	2,541	2,959
Amortization of intangible assets	745	745
Impairment of property and equipment	2,834	—
Non-cash stock-based compensation	1,117	2,038
Foreign currency translation adjustment gain recognized upon liquidation of subsidiary	(928)	—
Non-employee stock ownership expense	—	14
Restructuring charge	273	—
Accretion of non-interest bearing notes payable	15	22
Changes in operating assets and liabilities:
Accounts receivable	15,086	(11,456)
Inventories	(7,663)	1,486
Other current assets	540	(634)
Other assets	(947)	48
Accounts payable	(440)	243
Other current liabilities	1,249	1,789
Deferred gross margin	(4,469)	(7,720)
Other liabilities	(12)	(30)

Net cash used in operating activities from continuing operations	(12,782)	(4,265)
Net cash used in operating activities from discontinued operations	—	(580)

Net cash used in operating activities	(12,782)	(4,845)

Cash flows from investing activities:
Purchase of property and equipment	(923)	(1,408)
Purchase of available-for-sale securities	(63,815)	(43,175)
Maturities and sales of available-for-sale securities	54,228	47,383

Net cash provided by (used in) investing activities from continuing operations	(10,510)	2,800

Cash flows from financing activities:
Issuance of common stock	724	1,617
Capital lease payments	(41)	—

Net cash provided by financing activities from continuing operations	683	1,617

Effect of exchange rate changes on cash and cash equivalents	(73)	(260)

Net decrease in cash and cash equivalents from continuing operations	(22,682)	(108)
Net decrease in cash and cash equivalents from discontinued operations	—	(580)

Net decrease in cash and cash equivalents	(22,682)	(688)
Cash and cash equivalents at beginning of period	47,935	20,288

Cash and cash equivalents at end of period	$25,253	$19,600

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
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Securities and Exchange Commission on December 14, 2006. Operating results for the three and six month periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2007.
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
     Description of Operations and Principles of Consolidation. Photon Dynamics is a leading global supplier of integrated yield management solutions for the flat panel display market. The Company utilizes its advanced digital imaging technology to develop systems that enable flat panel display manufacturers to collect and analyze data from the production line, and quickly diagnose and repair process-related defects, thereby allowing manufacturers to decrease material costs and improve throughput. The Company’s test and repair systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the active matrix liquid crystal display manufacturing process. The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
     The Company currently operates in one segment: the manufacture and servicing of test equipment for the flat panel display industry. Prior to January 2003, the Company conducted business in three operating segments. In January 2003, the Company implemented a plan to exit its printed circuit board assembly inspection business and in June 2003, the Company implemented a plan to exit its cathode ray tube display and high quality glass inspection business. The operating results of these former business segments have been presented as discontinued operations in the Company’s condensed consolidated financial statements.
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
NOTE 2 — Financial Statement Components

	March 31,	September 30,
	2007	2006
	(in thousands)
Inventories:
Raw materials	$12,935	$10,740
Work-in-process	12,992	7,036
Finished goods	260	666

Total	$26,187	$18,442

Other current liabilities:
Compensation	$4,534	$3,460
Vendor obligations	1,933	942
Professional fees	939	891
Employee notes payable	992	977
Customer deposits	—	1,500
Other accrued expenses	4,359	2,174

Total	$12,757	$9,944

Deferred gross margin:
Deferred system sales	$6,025	$12,217
Deferred cost of revenue related to system sales	(3,040)	(4,763)

Total	$2,985	$7,454

Accumulated other comprehensive income (loss):
Foreign currency translation adjustments	$(636)	$332
Unrealized losses on available for sale securities	(55)	(52)

Total	$(691)	$280

NOTE 3 — Discontinued Operations
Printed Circuit Board Assembly Inspection Business
     The Company formerly had a business which sold printed circuit board assembly inspection products which was discontinued in January, 2003.
     The Company incurred no losses from discontinued operations of the Printed Circuit Board Assembly Inspection Business in either the three or six month periods ended March 31, 2007. Income from discontinued operations was approximately $324,000 in the three months ended March 31, 2006, while loss from discontinued operations for the six months ended March 31, 2006 was approximately $374,000. Income from discontinued operations for the three months ended March 31, 2006 consisted primarily of approximately $570,000 of adjustments to the December 31, 2005 legal liability related to the Amtower v. Photon Dynamics, Inc. lawsuit, offset by approximately $246,000 of additional legal charges. Loss from discontinued operations for the six months ended March 31, 2006 consists primarily of legal charges related to the Amtower v. Photon Dynamics, Inc. lawsuit, offset by deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility.
     Other current assets at March 31, 2007 and September 30, 2006 include approximately $565,000 and $597,000, respectively, related to this business. These assets consist primarily of court-awarded legal fees and insurance reimbursements related to the Amtower v. Photon Dynamics, Inc. lawsuit. This lawsuit, which was filed on April 30, 2001, was taken to trial in April 2006 and in May 2006, judgments were entered in favor of the Company and its former officers. In June 2006, the plaintiff filed a timely notice of appeal. The court award for fees and costs incurred bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict. Both parties have filed their opening briefs with the Appellate Court.
     Other current liabilities at September 30, 2006 included approximately $200,000 related to potential vendor obligations, which were resolved during the three months ended March 31, 2007 and resulted in a reversal of the liability.
Cathode Ray Tube Display and High Quality Glass Inspection Business
     The Company formerly had a business which sold cathode ray tube display and high quality glass inspection products, which was discontinued in June 2003.
     The Company incurred no losses from discontinued operations of the Cathode Ray Tube and High Quality Glass Inspection Business in either the three or six month periods ended March 31, 2007. Income from discontinued operations was approximately $10,000 and $28,000 in the three and six month periods ended March 31, 2006, consisting primarily of amortization of the remaining warranty liability over the remaining warranty period.
     Other current liabilities at March 31, 2007 and September 30, 2006 include approximately $11,000 and $19,000, respectively, related to remaining operating lease obligations. Future minimum lease payments, due by fiscal year, are approximately $10,000 and $1,000 for the remainder of fiscal 2007 and fiscal 2008, respectively.
NOTE 4 — Goodwill and Other Purchased Intangible Assets
Goodwill
     The carrying value of goodwill was approximately $153,000 at both March 31, 2007 and September 30, 2006. There were no additions or adjustments to goodwill during the six months ended March 31, 2007. There have been no significant events or circumstances negatively affecting the valuation of goodwill subsequent to the Company’s impairment test performed during the fourth quarter of fiscal 2006.
     Goodwill of $153,000 as of March 31, 2007, relates entirely to the Company’s purchase of assets from Summit Imaging in May 2003.
Intangible Assets
     The components of intangible assets as of March 31, 2007 were as follows:

				Non-
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Gross carrying amount at March 31, 2007	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(704)	(1,805)	(1,138)	(902)	(4,549)

Net carrying amount at March 31, 2007	$302	$603	$0	$66	$971

     The components of intangible assets as of September 30, 2006 were as follows:

				Non-
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Gross carrying amount at September 30, 2006	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(578)	(1,504)	(948)	(774)	(3,804)

Net carrying amount at September 30, 2006	$428	$904	$190	$194	$1,716

     The following table summarizes the activity during the six months ended March 31, 2007:

				Non-
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(in thousands)
Net carrying amount at September 30, 2006	$428	$904	$190	$194	$1,716
Amortization during the period	(126)	(301)	(190)	(128)	(745)

Net carrying amount at March 31, 2007	$302	$603	$0	$66	$971

     Based on intangible assets recorded at March 31, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense relating to intangible assets at March 31, 2007, is approximately $432,000 and $539,000 in the remainder of fiscal 2007 and fiscal 2008, respectively.
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
NOTE 5 — Restructuring and Other Charges
March 2007 Impairment of Property and Equipment
     During the three months ended March 31, 2007, the Company recorded approximately $2.8 million of charges to impair property and equipment.
     As a result of the successful implementation of the Company’s offshore manufacturing program; management performed an impairment assessment of its manufacturing facilities and equipment. Based on that assessment management determined that the Company’s 128,520 square foot U.S. facility leased by the Company was not impaired; however, the 22,000 square foot U.S. manufacturing facility that the Company owns was impaired. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company recorded an impairment charge of approximately $2.0 million based on the difference between the carrying amount of the assets over the assets’ appraised fair value. In addition, the Company incurred an impairment charge of approximately $834,000 as a result of the write-off of certain capital equipment that was determined to have no additional future use.
February 2007 Restructure
     On February 21, 2007, the Company announced the implementation of a company-wide cost reduction plan approved by the board of directors and designed to accelerate the Company’s objective of achieving consistent profitability. Management’s goal was to size the Company’s business in response to the current flat panel display market. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
     The restructuring plan consisted of reducing the Company’s workforce. Management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting 56 employees would occur on February 21, 2007. All affected employees were notified of their termination and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits they were entitled to receive.
     The Company recorded a restructuring charge of approximately $1.0 million in the three months ended March 31, 2007, which was comprised of employee severance and related benefits. These charges are reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     The following table summarizes the liability since inception:

One-Time
Termination
Benefits
(in thousands)
Inception of liability	$1,017
Cash payments	(689)
Adjustments to the liability	3

Balance at March 31, 2007	$331

     As of March 31, 2007, the remaining liability of approximately $331,000 is reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets and relates to benefits expected to be paid out in the quarter ended June 30, 2007. Adjustments to the liability represent foreign currency translation effects on the liability.
November 2006 Restructure
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
     The Company recorded a restructuring charge of approximately $446,000 in the three months ended December 31, 2006, which was comprised of approximately $173,000 for employee severance and related benefits and approximately $273,000 related to impairing certain manufacturing assets associated with the product line. These charges are reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations. All severance amounts were paid out in the six months ended March 31, 2007.
April 2005 Restructure
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
     The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter of fiscal 2005, which was comprised of approximately $430,000 for employee severance and related benefits and approximately $246,000 related to contract termination costs associated with operating leases on excess facilities. The Company recorded a total restructuring charge of approximately $1.2 million in the fiscal year ended September 30, 2005. The Company recorded an additional restructuring charge of approximately $107,000 during the six months ended March 31, 2006, which represented the first quarter share of the ratable charges for future employee severance and related retention benefits that were to be paid through March 31, 2006. This charge was offset by approximately $77,000 of adjustments to the liability for bonuses not paid. These charges were reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations.
     As of March 31, 2007 and September 30, 2006, the Company had a remaining liability of approximately $33,000 and $38,000, respectively, which is reflected in “Other current liabilities” in the Company’s Condensed Consolidated Balance Sheets. This liability relates to lease obligations, which continue through October 2007.
NOTE 6 — Comprehensive Income
     The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$(15,523)	$2,522	$(22,723)	$5,885
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	30	109	(3)	183
Change in foreign currency translation	(958)	(214)	(968)	(260)

Other comprehensive income (loss)	(928)	(105)	(971)	(77)

Total comprehensive income (loss)	$(16,451)	$2,417	$(23,694)	$5,808

     In the quarter ended March 31, 2007, the Company substantially liquidated its net investment in its Canadian subsidiary, Photon Dynamics Canada, Inc., for financial statement purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” the Company recorded a gain on its net investment in this subsidiary of approximately $928,000, composed of translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.
NOTE 7 — Shareholders’ Equity
     Stock Option Plans. On January 24, 2007, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved an increase of 800,000 shares reserved for grant under the Company’s 2005 Equity Incentive Plan from a total of 1,450,000 shares to 2,250,000 shares and an increase of 200,000 shares authorized for issuance under the Company’s 2006 Non-Employee Directors’ Stock Incentive Plan from a total of 400,000 shares to 600,000 shares.
     Stock Option Exchange Program. On January 24, 2007, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the 2005 Equity Incentive Plan to permit a one-time stock option exchange program whereby employees holding certain stock options having exercise prices significantly higher than the Company’s market price for its common stock would be allowed to exchange those options for a lesser number of restricted share units. The Company’s executive officers and members of the Company’s board of directors will not be eligible to participate in the exchange. This exchange is scheduled to take place in the three months ended June 30, 2007.
     Stock Ownership Expense. During the six month period ended March 31, 2006, the Company recorded approximately $14,000 in stock ownership expense related to options granted to a member of its Board of Directors for consulting services (See Note 12). The fair value of these options was computed using the Black-Scholes option-pricing model and revalued in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
NOTE 8 — Stock-Based Compensation
     Effective October 1, 2005, Photon Dynamics adopted the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payments” (“SFAS No. 123R”), which establishes accounting for stock-based awards exchanged for employee services.

Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R.
     The effect of recording stock-based compensation for the three and six month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
	(in thousands, except per share data)
Stock-based compensation expense included in continuing operations: :
Cost of revenue	$25	$24	$106	$88
Research and development	109	195	198	333
Selling, general and administrative	522	798	813	1,617

Total stock-based compensation expense after income taxes (1)	$656	$1,017	$1,117	$2,038

Stock-based compensation expense by type of award: :
Employee stock options	$614	$997	$966	$1,923
Employee stock purchase plan	104	144	208	239
Restricted stock awards	20	—	25	—
Amounts capitalized as inventory and deferred gross margin	(82)	(124)	(82)	(124)

Total stock-based compensation expense after income taxes (1)	$656	$1,017	$1,117	$2,038

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
Equity Incentive and Other Programs
     The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At March 31, 2007, the equity incentive program consisted of:
2006 Non-Employee Directors’ Stock Incentive Plan. Under this plan, non-employee directors may be granted restricted stock units, options to purchase shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 600,000 shares of common stock. Under this plan, stock options generally have a vesting period of 12 to 48 months, are generally exercisable for a period of ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Restricted stock units may be granted under this plan with varying criteria such as time-based vesting. Under this plan, restricted stock units generally vest annually over a three to four-year period from the date of grant.
The 2005 Equity Incentive Plan. Under this plan, officers, key employees, consultants and all other employees may be granted restricted stock units, options to purchase             shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 2,250,000 shares of common stock. Under this plan, stock options generally have a vesting period of 50 to 60 months, are generally exercisable for a period of seven to ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted under the Equity Incentive Plan with varying criteria such as time-based or performance-based vesting. Under the 2005 Equity Incentive Plan, restricted stock units generally vest annually over a three- to four-year period from the date of grant. Restricted stock units issued in the Company’s one-time stock option exchange program will vest over a two- to three-year period from the date of exchange.
     Prior to vesting, restricted stock units under both plans do not have dividend equivalent rights, do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of statutory withholding requirements that are paid by Photon Dynamics on behalf of its directors and employees. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Furthermore, the liability for most of the withholding amounts to be paid by Photon Dynamics will be recorded as a reduction in Common Stock when the restricted stock units vest.
     In addition to its equity incentive programs, the Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings through accumulated payroll deductions toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the purchase date. Offering periods are typically six months in length.
Valuation and Other Assumption
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
     The fair value of each option grant in the three and six month periods ended March 31, 2007 and 2006 used the following weighted-average valuation assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Stock option plan:
Expected volatility	40%	44%	44%	44%
Risk free rate	4.87%	4.44%	4.67%	4.38%
Expected term (in years)	2.9	3.6	3.35	3.7
Expected dividends	None	None	None	None
     The fair value of the Company’s employee stock purchase plan is estimated on the first day of the offering period using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107, and FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” The fair value in the three and six month periods ended March 31, 2007 and 2006 used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Stock purchase plan:
Expected volatility	44%	44%	44%	44%
Risk free rate	4.66%	4.21%	4.66%	4.21%
Expected term (in years)	0.6	0.5	0.6	0.5
Expected dividends	None	None	None	None
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
     Compensation expense on restricted stock units is determined using the fair value of Photon Dynamics’ common stock on the date of the grant. The resulting compensation expense is recognized over the related service period.
Stock Options
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

			Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2006	798,336	1,950,695	$23.28
Additional shares reserved	1,000,000	—	—
Plan shares expired (1)	(61,266)	—	—
Options granted	(316,375)	316,375	11.15
Restricted stock units granted (2)	(63,125)	—	—
Options canceled/expired	197,656	(197,656)	21.02
Options exercised	—	(3,369)	5.23

Balances at March 31, 2007	1,555,226	2,066,045	$21.67	6.5	$687

Vested and expected to vest at March 31, 2007		1,847,165	$22.42	6.5	$538

Exercisable at March 31, 2007		1,342,731	$24.93	6.3	$239

(1)	The Company’s 1995 Amended and Restated Stock Option Plan expired in November 2005. Shares subject to outstanding options that were cancelled or expired during the period are no longer available for grant.

(2)	Restricted stock units are shown as a reduction to shares available for grant as they reduce the total shares available for option grants. Restricted stock units outstanding are not included in the table above, but are shown separately in the table below.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.61 as of March 30, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
     The weighted average grant date fair value of options granted during the six month periods ended March 31, 2007 and 2006 was $3.95 and $7.19 per share, respectively. The total intrinsic value of options exercised during the six month periods ended March 31, 2007 and 2006 was approximately $23,000 and $224,000, respectively. The total cash received from employees as a result of stock option exercises during the six month periods ended March 31, 2007 and 2006 was approximately $18,000 and $895,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the six month periods ended March 31, 2007 and 2006 was minimal.
     The Company settles employee stock option exercises with newly issued common shares.
     As of March 31, 2007, the total unrecognized stock-based compensation balance related to stock options was $2.1 million and will be recognized over an estimated remaining weighted average amortization period of 1.7 years. The Company’s shareholder-approved one-time exchange of options for a lesser number of restricted stock units, which is scheduled to take place in the Company’s third fiscal quarter, will qualify as a modification of the terms of the cancelled options under the provisions of SFAS No. 123R. Therefore, the total compensation cost of the newly-issued restricted stock units will be measured at the date of cancellation and replacement and shall consist of the portion of the grant-date fair value of the original options for which the requisite service is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement. The incremental compensation cost shall be measured as the excess of the fair value of the restricted stock units over the fair value of the cancelled options at the cancellation date.
Restricted Stock Units
     The following table summarizes the restricted stock unit activity for the indicated period:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock at September 30, 2006	0	$—
Granted	63,125	$10.95
Vested	0	$—
Forfeited	0	$—

Unvested restricted stock at March 31, 2007	63,125	$

     As of March 31, 2007, there was approximately $306,000 of unrecognized stock-based compensation related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized stock-based compensation is expected to be recognized over an estimated remaining weighted average amortization period of 3.3 years.
Employee Stock Purchase Plan
     There were 63,093 shares purchased under the employee stock purchase plan during the six months ended March 31, 2007. Total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $707,000 and $722,000 during the six months ended March 31, 2007 and 2006, respectively.
     The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At March 31, 2007, a total of 891,598 shares were reserved and available for issuance under this Plan.
NOTE 9 — Net Income (Loss) Per Share
     Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased, in periods of net income, to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123R and Statement of Financial Accounting Standards No. 128, “Earnings per Share.”
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator:
Net income (loss) from continuing operations	$(15,523)	$2,188	$(22,723)	$6,231
Net loss from discontinued operations	—	334	—	(346)

Net income (loss)	$(15,523)	$2,522	$(22,723)	$5,885

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock, for basic net income per share	16,591	17,018	16,590	17,011
Effect of dilutive securities: Employee stock options and restricted stock	— (1)	59	— (1)	51

Weighted average shares for diluted net income per share	16,591	17,077	16,590	17,062

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(0.94)	$0.13	$(1.37)	$0.37
Net loss from discontinued operations	—	0.02	—	(0.02)

Net income (loss) per share	$(0.94)	$0.15	$(1.37)	$0.35

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(0.94)	$0.13	$(1.37)	$0.37
Net loss from discontinued operations	—	0.02	—	(0.02)

Net income (loss) per share	$(0.94)	$0.15	$(1.37)	$0.34

(1)	The effect of potentially dilutive securities to purchase approximately 81,000 shares of common stock for both the three and six month periods ended March 31, 2007 were not included in the computation of diluted net loss per share as the effect is anti-dilutive.
     The number of options set forth in the following table are not included in the computation of diluted earnings per share because the exercise price, including unamortized stock-based compensation net of tax benefits, was greater than the average market price of common shares. As a result, their effect would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Number of shares	2,049	1,822	2,016	1,782
NOTE 10 — Commitments and Contingencies
Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s obligation in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $16.7 million as of March 31, 2007 and $27.0 million as of September 30, 2006.
     During the three months ended December 31, 2006, the Company established a reserve of approximately $650,000 for costs associated with the cancellation of certain purchase orders.
Warranty Obligations
     The Company generally offers warranty coverage for a period of one year from the date of shipment. Upon product shipment, the Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment. Factors that affect the Company’s warranty liability include the number of installed units under warranty, product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
     Changes in the Company’s product liability during the six month periods ended March 31, 2007 and 2006 were as follows:

	Six Months Ended
	March 31,
	2007	2006
	(in thousands)
Beginning balance	$8,058	$5,346
Estimated warranty cost of new shipments during the period	2,126	3,037
Warranty costs during the period	(3,243)	(1,691)
Changes in liability for pre-existing warranties, including expirations	477	(1,908)

Ending balance	$7,418	$4,784

     The warranty liability at March 31, 2007 includes costs associated with the Company’s agreement with one customer to replace two ArrayCheckerTM systems. In the fourth quarter of fiscal 2006, the Company agreed to replace two of the four original Generation 7 test systems sold to a customer with a newer version of the Company’s Generation 7 test systems. Even though all four original Generation 7 systems have been used by the customer in full production, reliability and uptime issues had impacted the production capability of the fabrication lines in which they operate. The replacement systems cost of approximately $3.0 million was accrued as warranty expense in the quarter ended September 30, 2006.
Legal Proceedings
     The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded the Company approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict. Both parties have filed their opening briefs with the Appellate Court.
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
     The following is a summary of revenue by geographic area based on location where the product was shipped:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Revenue:
South Korea	$4,054	$31,128	$10,073	$66,175
Taiwan	7,468	18,429	13,630	24,350
Japan	1,505	765	10,540	1,430
China	901	—	1,120	—

Total	$13,928	$50,322	$35,363	$91,955

     The following is a summary of revenue by product line (as a percentage of total revenue):

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue:
ArrayCheckerTM	31%	56%	52%	65%
ArraySaverTM	28%	31%	20%	20%
PanelMasterTM	5%	6%	1%	8%
Customer spares and other	36%	7%	27%	7%

Total	100%	100%	100%	100%

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006
Customer A	*	*	28%	*
Customer B	*	38%	20%	39%
Customer C	27%	*	19%	*
Customer D	24%	*	16%	*
Customer E	13%	24%	*	33%
Customer F	*	21%	*	11%

*	Customer accounted for less than 10% of total revenue for the period.
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	March 31,	September 30,
	2007	2006
Customer A	43%	37%
Customer B	11%	21%
Customer C	14%	16%
Customer D	13%	16%
     Long-lived assets by geographical area are as follows:

	March 31,	September 30,
	2007	2006
	(In thousands)
United States	$10,957	$16,234
South Korea	1,123	1,229
Other	244	297

Total	$12,324	$17,760

NOTE 12 — Related Party Transactions
     During the three and six month periods ended March 31, 2006, the Company recorded approximately $8,000 and $14,000, respectively, in stock ownership expense related to options granted to a board member in his role as a consultant.
NOTE 13 — Provision for Income Taxes
     For the three and six month periods ended March 31, 2007, the Company recorded a provision for income taxes of approximately $105,000 and $206,000, respectively. The Company had a provision for income taxes despite a net loss position in both periods due primarily to foreign income taxes. The effective tax rates for both periods is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards.

     For the three and six month periods ended March 31, 2006, the Company recorded a provision for income taxes of approximately $199,000 and $551,000, respectively. The effective tax rate for both periods is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards.
NOTE 14 — Subsequent Event
     On April 19, 2007, the Company entered into agreements with Salvador Imaging, Inc., an international supplier of high-performance digital cameras, to form a new venture that will address emerging low light markets. The new venture, named “Salvador Systems LLC, a Photon Dynamics Company” (“Salvador Systems”) will be a wholly-owned subsidiary of Photon Dynamics, and will focus on developing highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets, and unique inspection capabilities in industrial applications. According to the agreements with Salvador Imaging, the Company is committed to invest at least $2.0 million in the development of Salvador Systems products and will pay certain royalties on sales of products developed by Salvador Systems, LLC to Salvador Imaging, Inc.

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
Overview
Our Company
     We are a leading global supplier of integrated yield management solutions for the flat panel display market. We utilize our advanced digital imaging technology to develop systems that enable flat panel display manufacturers to collect and analyze data from the production line, and quickly diagnose and repair process-related defects, thereby allowing manufacturers to decrease material costs and improve throughput. Our customers use our systems to increase manufacturing yields of high performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.
Flat Panel Display Market
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
     We generate revenue from the sale of our ArrayCheckerTM and ArraySaverTM test and repair equipment and customer support, which includes the sale of spare parts. We have also generated revenue from the sale of our PanelMasterTM inspection equipment, which was used primarily in the Cell Assembly phase of flat panel display manufacture; however, in November 2006, we announced the discontinuation of our PanelMasterTM inspection products.
     We sell our products to manufacturers in the flat panel display industry. Our customers are located in South Korea, Taiwan and Japan, and China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems that in fiscal 2006 ranged in price from $350,000 to $2.8 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.
     While our products have been primarily manufactured in San Jose, California, during the second quarter of our fiscal 2007, we began manufacture of certain of our ArraySaverTM products in Daejon, Korea. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 20 to 36 weeks.
     We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers in different global markets. We do consider consumer demand for flat panel display products to be seasonal, with peak demand occurring in the latter half of each calendar year. This end-user seasonality drives capacity decisions by flat panel display manufacturers and has a limited influence on the flat panel display manufacturers’ overall investment patterns. However, because new fabrication facilities and upgrades to existing facilities represent significant financial investments and take time to implement, we consider flat panel display manufacturers to have cyclical investment patterns.
Flat Panel Display Industry Trends
     At the end of the first half of calendar year 2006, there was an oversupply of flat panel display products in the consumer market, particularly in the television market. Flat Panel Display manufacturers responded by scaling back factory utilization rates and dropping panel average selling prices, which eroded the manufacturers’ profits. As a result, our customers began delaying investment plans in additional capacity.
     In calendar year 2007, the majority of Flat Panel Display manufacturers have scaled back their investment plans until they can evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. Industry sources continue to project a reduction of an estimated 25% to 30% in manufacturers’ capital expenditure spending levels in calendar 2007 from 2006 levels. As a result, we have experienced both lower levels of bookings due to factory investment delays and lower revenue in the first two quarters of our fiscal 2007. We anticipate lower levels of bookings and revenue to continue in our third quarter. In addition, delivery dates for certain of our current orders could be cancelled or rescheduled into the future by our customers to meet their demands. Industry sources show that panel prices have begun to stabilize, which historically has resulted in increases in capital expenditure investments by flat panel display manufacturers. The timing of these capacity increases, however, has been variable in the past and whether an increase in capital expenditures will occur in the future is uncertain.
     In February 2007, in response to management’s review of our Company’s global operations in light of the current and anticipated dynamics of the flat panel display market environment, we announced the implementation of a company-wide cost reduction plan designed to accelerate achieving the Company’s objective of consistent profitability. The plan included several cost cutting initiatives including a reduction in our work-force. As a result of the restructure, we incurred severance-related restructuring charges of approximately $1.0 million during the three month period ended March 31, 2007. In addition, in response to management’s commitment to our offshore manufacturing program we recorded approximately $2.8 million in impairment charges associated with writing down one of our U.S. manufacturing facilities to fair value and with writing off certain capital equipment used in the manufacturing process. As a result of implementing this restructuring plan and impairing excess manufacturing assets, we hope to better align our expenses with our core business strategy and lower our breakeven point, without substantially affecting key R&D investments or affecting customer support. We believe that going forward, our principal focus will be on achieving profitability in our core business and developing avenues which will provide future growth opportunities.
Leveraging Core Technologies
     The core technology that drives our leadership in the flat panel display market is advanced digital imaging. In April 2007, we entered into agreements with Salvador Imaging, an international supplier of high-performance digital cameras for defense and industrial applications, to form a new venture that will address emerging low light markets. Our new venture will combine the digital imaging core competencies of Photon Dynamics and Salvador Imaging as well as our operational and manufacturing strengths to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets, and unique inspection capabilities in industrial applications. We are developing evaluation units and are actively engaged in marketing and sales activities; however, we anticipate that the sales cycle for these markets will be lengthy and it is uncertain if and when we will generate revenue from this new venture.
Backlog
     Our backlog, consisting of unshipped system orders, unearned revenue and systems in deferred gross margin, as of March 31, 2007, was approximately $66.3 million, a majority of which we expect to ship, or to recognize for revenue, within the next six to twelve months. This compares to a backlog of $71.0 million as of September 30, 2006. All orders are subject to delay or cancellation with minimal penalty or no penalty to the customer. Because of possible changes in product delivery schedules and cancellation of product orders and the cyclical nature of our customers’ capital equipment procurement practices, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period. As discussed earlier, we are currently expecting lower levels of bookings for the next several quarters due to recently announced factory investment delays.
Critical Accounting Policies and Estimates
     The preparation of our financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments, assumptions and estimates that affect the amounts reported. Certain of the significant accounting policies used in the preparation of our financial statements are considered to be critical accounting policies, as defined below.
     A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.
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
     Revenue Recognition. Note 1 of our “Notes to Consolidated Financial Statements” in Part II Item 8 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2006 provides a description of our revenue recognition policy. For each arrangement for the sale and installation of equipment, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.
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
     Warranty. Our warranty policy generally states that we will provide warranty coverage for a period of one year from shipment. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field service parts and the efficiency by which the product failure is corrected. We estimate our warranty cost based on historical data related to these factors.
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

     Contingencies and Litigation. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse judgment is probable and we can reasonably estimate the ultimate cost of such a judgment. We were not engaged in any significant litigation matter as of March 31, 2007, but are awaiting the result of an appeal by the plaintiff in the Amtower v. Photon Dynamics, Inc lawsuit. This lawsuit is described in Part I, Item 3. “Legal Proceedings” in our fiscal 2006 Annual Report on Form 10-K. We believe that an adverse outcome in the appeal of the Amtower litigation could have a material adverse effect on our financial condition, results of operations and cash flows.
Results of Operations
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated are set forth in the table below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	96.1	65.7	82.7	60.3

Gross margin	3.9	34.3	17.3	39.7

Operating expenses:
Research and development	51.7	17.1	43.0	18.2
Selling, general and administrative	47.0	13.9	32.5	15.0
Restructuring charge (benefit)	7.3	(0.1)	4.1	0.0
Impairment of property and equipment	20.3	—	7.9	—
Amortization of intangible assets	2.7	0.7	2.1	0.8

Total operating expenses	129.0	31.6	89.6	34.0

Income (loss) from operations	(125.2)	2.7	(72.4)	5.7
Interest income and other, net	14.5	2.0	8.8	1.7

Income (loss) from continuing operations before income taxes and discontinued operations	(110.7)	4.7	(63.6)	7.4
Provision for income taxes	0.8	0.4	0.6	0.6

Income (loss) from continuing operations	(111.5)	4.3	(64.2)	6.8
Loss from discontinued operations	—	0.7	—	(0.4)

Net income (loss)	(111.5)%	5.0%	(64.2)%	6.4%

Revenue

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	Change	2006	2007	Change	2006
	(dollars in millions)
Revenue	$13.9	(72)%	$50.3	$35.4	(62)%	$92.0
     Revenue decreased 72% for the three months ended March 31, 2007 over the same period of the prior fiscal year and decreased 35% sequentially from the three months ended December 31, 2006. As discussed above, the flat panel display manufacturers are scaling back utilization of existing capacity while they re-assess the timing of new factory investments. This process has resulted in delays of many of our customers’ investment plans, which has reduced this quarter’s revenue and will continue to adversely impact our revenues in our third fiscal quarter.
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
ArrayCheckerTM and ArraySaverTM Product Revenue
     Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our Generation 6 and earlier generation test and repair products represented approximately 28% and 37% of revenue in the three month periods ended March 31, 2007 and 2006, respectively and approximately 16% and 29% of revenue in the six month periods ended March 31, 2007 and 2006, respectively. The period-over-period decrease as a percentage of total revenue was due primarily to the shift in flat panel display manufacturers demand to our Generation 7 and 8 products as they move to larger size glass substrates in the manufacturing process. Revenue from our Generation 7 and 8 products represented approximately 31% and 49% of revenue in the three month periods ended March 31, 2007 and 2006, respectively, and approximately 55% of revenue in both the six month periods ended March 31, 2007 and 2006. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, historically we generally have experienced increases in our average selling prices of between 20% and 50% in each new generation product. As with prior generation products, our Generation 6, 7 and 8 ArrayCheckerTM products have had greater average selling prices than previous generations. However, the average selling prices of our Generation 6 and 7 ArraySaverTM products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 7 and future generation products.
     Revenue from our ArrayCheckerTM products represented approximately 32% and 56% of our total revenue for the three month periods ended March 31, 2007 and 2006, respectively, and approximately 51% and 65% of our total revenue for the six month periods ended March 31, 2007 and 2006, respectively. Revenue from our test products decreased as a percentage of revenue primarily due to the varying levels of capital expenditures of our customers as they invest in manufacturing capacity, which resulted in a higher mix of ArraySaverTM products in the three and six months ended March 31, 2007 as compared to the same periods in the prior year.
     Revenue from our ArraySaverTM products represented approximately 28% and 31% of our total revenue for the three month periods ended March 31, 2007 and 2006, respectively, and approximately 20% of our total revenue for both the six month periods ended March 31, 2007 and 2006. Revenue from our repair products decreased as a percentage of total revenue in the three months ended March 31, 2007 as compared to the prior period primarily due to the investment patterns of our customers.
     Revenue from our ArrayCheckerTM and ArraySaverTM products includes revenue recognized upon final customer acceptance. Our sales terms are typically 80% to 90% of the sales price due upon shipment with that portion of the remaining amount due after installation and upon final customer acceptance. Revenue for the three and six month periods ended March 31, 2007 included a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared with the same periods in the prior fiscal year.
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
     Revenue from our PanelMasterTM products represented approximately 5% and 6% of total revenue for the three month periods ended March 31, 2007 and 2006, respectively, and approximately 1% and 8% of total revenue for the six month periods ended March 31, 2007 and 2006, respectively. As discussed earlier, in November 2006, we announced that we are discontinuing our PanelMasterTM inspection products. The revenue in the three months ended March 31, 2007 consists primarily of revenue related to final acceptance on systems shipped prior to fiscal 2007. While we may see limited revenue from the sale of spare parts to support the current installed base, we do not anticipate any future revenue from the sale of PanelMasterTM systems.
Customer Support and Spare Parts Revenue
     Customer support and spare parts revenue generally represents ongoing sales of spare parts and service to our installed equipment base. Revenue from customer support and spare parts represented approximately 35% and 7% of total revenue for the three month periods ended March 31, 2007 and 2006, respectively, and approximately 27% and 7% of total revenue for the six month periods ended March 31, 2007 and 2006, respectively. Revenues in both the three and six month periods ended March 31, 2007 were higher in absolute dollars than in the comparative prior year periods due in part to an increase the installed base of tools at our customers’ facilities. Revenues in both the three and six month periods ended March 31, 2007 were higher as a percentage of total revenue than in the comparative prior year periods due to the more stable nature of our customer support and spare parts revenue. In periods where revenue from new ArrayCheckerTM and ArraySaverTM products declines, revenue from support and spare parts increases as a percentage of total revenues.

International Revenue
     Sales to customers in foreign countries continue to represent 100% of our revenue and we expect sales to customers in foreign countries to continue to represent the majority of our revenue in the foreseeable future. Revenue by region for the periods indicated was as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	Change	2006	2007	Change	2006
	(dollars in millions)
Korea	$4.0	(87)%	$31.1	$10.1	(84)%	$66.2
Taiwan	7.4	(60)%	18.4	13.6	(44)%	24.4
Japan	1.5	97%	0.8	10.6	637%	1.4
China	1.0	100%	—	1.1	100%	—

Total Revenue	$13.9	(72)%	$50.3	$35.4	(62)%	$92.0

     The changes in revenue from the three and six month periods ended March 31, 2007 as compared to the same periods in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.
     In the three and six month periods ended March 31, 2007, we recognized revenue of approximately $1.6 million and $11.0, respectively, in currencies other than U.S. dollars, primarily Japanese yen. In the three and six month periods ended March 31, 2006, we invoiced revenue of approximately $523,000 and $1.2 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen.
Revenue Outlook
     We expect total revenue for our third quarter of fiscal 2007 to be between $15.0 and $20.0 million. As discussed earlier, the recent oversupply in end-user products has resulted in delays in some of our customers’ investment plans, and may cause delays in deliveries of current orders, all of which will reduce our revenues. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2007 are subject to risks and uncertainties. Please see Part II, Item 1A “Risk Factors” for factors that could cause these forward looking statements to differ significantly from our actual results.
Gross Margin

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	Change	2006	2007	Change	2006
Gross Margin	$537,000	(97)%	$17.3 million	$6.1 million	(83)%	$36.5 million
Gross Margin Percentage	4%	(87)%	34%	17%	(56)%	40%
     Gross margins, as a percentage of revenues, decreased in the three and six month periods ended March 31, 2007, as compared to the same periods in the prior fiscal year. Gross margins in the current periods decreased primarily due to:
•	A lower percentage sales of higher-margin ArrayCheckerTM systems:

•	Additional inventory reserves as a consequence of the industry slowdown; and,

•	The under-utilization of our San Jose facilities as a consequence of the industry slowdown.
     During the current fiscal year, management voluntarily initiated a review of the Company’s methodology for calculating certain customs duties in connection with the cross-border movements of warranty parts. As a result of this review, in the three months ended December 31, 2006, we recorded an estimated liability of approximately $1.0 million for amounts estimated to have been underreported. Approximately $350,000 of this liability was recorded to our statement of operations, with the majority of this amount recorded to cost of sales, while approximately $680,000 was capitalized into inventory held at the Company’s foreign locations at

December 31, 2006. We can provide no assurance that upon final review by relevant authorities that the final assessment may be different from our estimated liability.
     Key factors that may impact our future gross margin include:
•	Our revenue mix between higher margin ArrayCheckerTM systems and lower margin ArraySaverTM systems;

•	The costs of increasing customer service staff to support potential increased demands from new and existing customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	Competitive pricing pressures, particularly in the array repair market;

•	The success of our strategy of using both domestic and offshore manufacturing as we begin limited manufacturing of certain of our ArraySaverTM systems in South Korea;

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or customer-initiated changes in delivery schedules by our customers; and

•	Fluctuations in the level of revenue due to the cyclical nature of customers’ capital expenditures.
Research and Development

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	Change	2006	2007	Change	2006
	(dollars in millions)
Expense	$7.2	(16)%	$8.6	$15.2	(9)%	$16.6
Percent of Revenue	52%		17%	43%		18%
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our overall research and development spending in the three and six month periods ended March 31, 2007, decreased slightly in absolute dollars over the same periods of the prior fiscal year. Although we had lower spending on Generation 6 and 7 test and repair product development programs in the current periods as compared to the same periods in the prior fiscal year, these savings were offset by the launch of our Generation 10 product development program in anticipation of a move to Generation 10 substrate glass by our customers.
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

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	Change	2006	2007	Change	2006
	(dollars in millions)
Expense	$6.6	(6)%	$7.0	$11.5	(17)%	$13.8
Percent of Revenue	47%		14%	33%		15%
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Our overall selling, general and administrative spending in the three and six month periods ended March 31, 2007, decreased slightly in absolute dollars over the same periods of the prior fiscal year. This decrease was due to lower costs associated with audit and legal fees, stock compensation charges and decreased headcount.
Restructuring Charge

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	Change	2006	2007	Change	2006
Expense	$1.0 million	3,278%	$(32,000)	$1.5 million	4,777%	$30,000
Percent of Revenue	7%		0%	4%		0%
     Our charges for restructuring in the three and six month periods ended March 31, 2007, increased in absolute dollars over the same periods of the prior fiscal year due to the restructuring programs initiated by management in fiscal 2007 in response to the current dynamics of the flat panel display market.
March 2007 Restructuring
     In February, 2007, we recorded a restructuring charge of approximately $1.0 million associated with a Company-wide cost reduction plan designed to accelerate achieving the Company’s objective of consistent profitability. The charge was comprised of expenses for employee severance and related benefits as a result of planned termination of employees.
     Under this restructuring plan, we expect annual savings in salary and benefits costs of approximately $4.5 million to $5.0 million per fiscal year in “Cost of revenue,” “Research and development” and “Selling, general and administrative.”
November 2006 Restructuring
     In November 2006, we recorded a restructuring charge of approximately $446,000 associated with the discontinuation of our PanelMasterTM products. The charge was comprised of expenses for employee severance and related benefits as a result of planned termination of employees and expenses for impairing certain manufacturing assets associated with the product line. We do not anticipate any additional charges related to this restructuring.
     Under this restructuring plan, we expect annual savings in salary and benefits costs and depreciation of approximately $150,000 to $200,000 per fiscal year primarily in research and development.
April 2005 Restructuring
     In April 2005, we recorded a restructuring charge associated with a reduction in workforce and consolidation and closing of our facilities at our Markham, Canada location. The charge was comprised of expenses for employee severance and related benefits as a result of planned terminations of employees and expenses for contract termination costs associated with excess facilities. We recorded additional restructuring charges of approximately $45,000 during the three months ended March 31, 2006 related to severance and retention amounts being accrued ratably over the related service periods of the employees. This charge was offset by an adjustment to the liability of approximately $77,000 related to bonuses not paid. We recorded restructuring charges of approximately $107,000 during the six months ended March 31, 2006, which was partially offset by the approximate $77,000 of adjustments to the liability related to bonuses not paid. All termination benefits were paid out by March 31, 2006 and we have not incurred any additional restructure charges in fiscal 2007.

     Under this restructuring plan, we expected annual savings in salary and benefits costs, amortization and rent expense of approximately $1.6 million to $2.0 million per fiscal year primarily in research and development. To date, our actual savings have approximated our expected savings.
Impairment of Property and Equipment

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	Change	2006	2007	Change	2006
	(dollars in millions)
Expense	$2.8	100%	$0	$2.8	100%	$0
Percent of Revenue	20%		0%	8%		0%
     We recorded charges for impairment of property and equipment in the three month period ended March 31, 2007 of approximately $2.8 million, as a result of management’s review of our Company’s global operations in light of the current and anticipated dynamics of the flat panel display market environment and to our commitment to transfer certain manufacturing to South Korea. As a result of this review and in conjunction with the Company’s restructuring, we determined that one of our U.S. manufacturing facilities was impaired, and we recorded an impairment charge of approximately $2.0 million based on the difference between the carrying amount of the asset over the asset’s appraised fair value. In addition, we recorded an impairment charge of approximately $834,000 related to the write-off of certain capital equipment that we determined had no additional future use.
Amortization of Intangibles

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	Change	2006	2007	Change	2006
Expense	$372,000	0%	$373,000	$745,000	0%	$745,000
Percent of Revenue	3%		1%	2%		1%
     Amortization of intangibles remained flat in absolute dollars in both the three and six month periods ended March 31, 2007 as compared to the same periods in the prior fiscal year. There were no additions or adjustments to the intangible asset base that would change the amount of amortization in the current period.
     Based on intangible assets recorded at March 31, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, we expect our third quarter amortization to be approximately $254,000.
Interest Income and Other, Net

	Three Months Ended			Six Months Ended
	March 31			March 31
	(dollars in millions)
	2007	Change	2006	2007	Change	2006
Interest Income and Other, Net	$2.0	98%	$1.0	$3.1	104%	$1.5
Percent of Revenue	15%		2%	9%		2%
     Interest income and other, net consisted primarily of interest income, foreign currency transaction gains and losses and other miscellaneous income and expense. The higher level absolute dollar amount of interest income and other, net, in the three and six month periods ended March 31, 2007 as compared to the same periods of the prior fiscal year, was primarily attributable to an increase in interest income due to higher interest rates on invested cash compared to rates in effect in the prior year period and to a decreased effect of foreign currency transaction gains and losses. In addition, in the quarter ended March 31, 2007, we substantially liquidated our Canadian subsidiary, Photon Dynamics Canada, Inc and recorded a gain on our net investment of approximately $928,000 related to foreign currency translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	Change	2006	2007	Change	2006
Expense	$105,000	(47)%	$199,000	$206,000	(63)%	$551,000
Percent of Revenue	1%		0%	1%		1%
     The Company had a provision for income taxes despite a net loss position in the three and six month periods ended March 31, 2007 due primarily to foreign income taxes. The effective tax rates for the three and six month periods ended March 31, 2006 were approximately 8% in both periods.
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
     The effect of recording stock-based compensation for the three and six month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
	(in thousands, except per share data)
Stock-based compensation expense included in continuing operations: :
Cost of revenue	$25	$24	$106	$88
Research and development	109	195	198	333
Selling, general and administrative	522	798	813	1,617

Total stock-based compensation expense after income taxes (1)	$656	$1,017	$1,117	$2,038

Stock-based compensation expense by type of award: :
Employee stock options	$614	$997	$966	$1,923
Employee stock purchase plan	104	144	208	239
Restricted stock awards	20	—	25	—
Amounts capitalized as inventory and deferred gross margin	(82)	(124)	(82)	(124)

Total stock-based compensation expense after income taxes (1)	$656	$1,017	$1,117	$2,038

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
     As of March 31, 2007, the unrecorded stock-based compensation balance related to stock options was $2.1 million and will be recognized over an estimated remaining weighted average amortization period of 1.7 years, while the unrecorded stock-based compensation balance related to restricted stock awards was approximately $306,000 and will be recognized over an estimated remaining weighted average amortization period of 3.3 years.
     Our shareholder-approved one-time exchange of options for a lesser number of restricted share units, which is scheduled to take place in our third fiscal quarter, will qualify as a modification of the terms of the cancelled options under the provisions of SFAS No. 123R. Therefore, although the remaining compensation cost of the exchanged options will be cancelled, the total compensation cost of the newly-issued restricted share units will be measured at the date of cancellation and replacement and shall consist of the portion of the grant-date fair value of the original options for which the requisite service is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement. The incremental compensation cost shall be measured as the excess of the fair value of the restricted shares over the fair value of the cancelled options at the cancellation date.
Discontinued Operations

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	Change	2006	2007	Change	2006
Income (loss)	$0	(100)%	$334,000	$0	(100)%	$(346,000)
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
Liquidity and Capital Resources
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $96.5 million as of March 31, 2007, compared to $121.4 million as of September 30, 2006. A major component of working capital is $82.1 million of cash, cash equivalents and short-term investments as of March 31, 2007, compared to $102.8 million as of September 30, 2006.
Operating Activities of Continuing Operations
     Cash used in operating activities from continuing operations was approximately $12.8 million in the first six months of fiscal 2007. Cash used in continuing operations resulted from our net loss of approximately $22.7 million, adjusted for approximately $6.6 million of non-cash related items and for net cash of approximately $3.3 million provided by changes in operating assets and liabilities, the primary source being an decrease in accounts receivable of approximately $15.1 million, offset in part by an increase in inventory of approximately $7.7 million. In addition, we saw a net decrease of approximately $4.5 million in our deferred gross margin. Our accounts receivable decreased due primarily to collections on receivables at September 30, 2006 and lower revenue in the six months ended March 31, 2007. The increase in inventories is due primarily to timing of delivery of products in our backlog. Deferred gross margin fluctuates based upon the timing of acceptance on our tools by our customers.
Investing Activities of Continuing Operations
     Cash used in investing activities from continuing operations was approximately $10.5 million in the first six months of fiscal 2007. Cash used in investing activities was primarily the result of approximately $9.6 million of net purchases of short-term investments, and by capital expenditures of approximately $923,000.
Financing Activities of Continuing Operations
     Cash provided by financing activities from continuing operations was approximately $683,000 in the first six months of fiscal 2007 resulting from approximately $724,000 of sales of our common stock under our employee equity compensation plans, offset by approximately $41,000 of payments on our capital leases.

     The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options should not be considered an indication of additional funds to be received in future periods.
     We have a bank line of credit (“line of credit”) that currently has a $4.0 million borrowing capacity with an interest rate of floating prime with an expiration date of October 2007. The line of credit is secured by substantially all of our assets and contains certain financial and other covenants. At March 31, 2007, no amounts were outstanding under the line of credit.
Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at March 31, 2007. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2007(1)	2008	2009	2010	2011	Thereafter
	(In thousands)
Operating lease obligations	$10,721	$1,675	$2,833	$2,727	$2,785	$701	$—
Capital lease obligations	163	32	71	60	—	—	—
Purchase obligations	16,658	15,136	1,522	—	—	—	—

Total	$27,542	$16,843	$4,426	$2,787	$2,785	$701	$—

(1)	Remaining six months
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
     In the three and six month periods ended March 31, 2007, approximately $1.6 million and $11.0 million, respectively, of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen. In the three and six month periods ended March 31, 2006, approximately $523,000 and $1.2 million, respectively, of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen.
     At March 31, 2007, approximately $5.8 million of our cash and cash equivalents and approximately $6.3 million of our accounts receivable were denominated in currencies other than U.S. dollars, primarily in Japanese yen. Our cash and cash equivalents and our accounts receivable are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our cash and cash equivalents and our accounts receivable from the rates at March 31, 2007 would decrease the fair value of our cash and cash equivalents by approximately $529,000 and our accounts receivable by approximately $576,000.
     Although a relatively considerable portion of our revenue in the six months ended March 31, 2007 was denominated in currencies other than U.S. dollars, we expect that our revenue, cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is currently considered minimal. However, as more of our operations become overseas based and we begin additional selling in currencies other than the U.S. dollar, our exposure to foreign currencies may increase.
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
     As described in our Form 10-Q of the first quarter of fiscal 2007, we reported a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, management identified a material weakness arising from (1) the absence of specific internal controls surrounding our process for ensuring compliance with the customs regulations of each of the countries into which we import warranty parts and (2) our inability, on a timely basis, to evaluate and document the incorrect classification and valuation of certain warranty parts under applicable customs regulations and communicate such evaluation to our Audit Committee. This material weakness results in more than a remote likelihood that a material misstatement to any of our significant financial statement accounts will not be prevented or detected in the annual or interim financial statements.
     Remediation of the Material Weakness That Existed as of March 31, 2007
     During the second quarter of fiscal 2007, we began undertaking the following actions to remediate the material weakness described above:
•	We are working with the assistance of outside advisors on developing new valuation and declaration processes to ensure compliance with all customs regulations of each of the countries into which we import parts.

•	We are reviewing and evaluating our internal controls, including our internal reporting processes, to ensure that legal, regulatory and other matters that could have a significant financial statement impact are evaluated and documented by management and escalated on a timely basis, where appropriate, to the Audit Committee.
     Although we have made progress during the second quarter on both of these actions to remediate the material weakness, we require additional time to complete the remediation work described above and to test the enhanced controls to ensure that this material weakness has been fully remediated and that the enhanced controls are operating effectively.
     Based on the foregoing and our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weakness in our internal control over financial reporting.
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
     Changes in Control Over Financial Reporting in the Second Quarter of Fiscal 2007
     During the period covered by this report, we have not implemented any significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Photon Dynamics and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award will be stayed during the plaintiff’s appeal of the verdict. Both parties have filed their opening briefs with the Appellate Court.
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
     We reported net loss for the six months ended March 31, 2007. Although we reported net income for the fiscal years ended September 30, 2006 and 2004, we have reported a net loss for each of the fiscal years ended September 30, 2005, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected. We are currently expecting low levels of bookings and revenues in our third quarter of fiscal 2007 due to announced factory investment delays by our customers, as discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
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
     As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. Sales to any single customer may and do vary significantly from quarter to quarter. Our customers generally do not place purchase orders far in advance. In addition, our customers’ purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not and often do not place orders at the same level as the current quarter in the succeeding quarter, which makes it difficult to forecast our revenues in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. In addition, because certain parts used in our manufacturing process require longer lead times, if a customer cancels an order, we may be required to record additional inventory write-offs, which would have a negative impact on our gross margin. All of these factors can result in significant quarterly fluctuations in our operating results.
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
     Other factors which may influence our operating results in a particular quarter include:
•	the timing of the receipt of orders from major customers;

•	the result of sudden, unanticipated changes in customer requirements;

•	the cancellation, delay or extension of firm orders;

•	the receipt of final acceptance on new products;

•	the product mix that makes up our revenue;

•	our inability to reduce our expense levels quickly in the event of market or demand downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	the result of competitive pricing pressures;

•	the ability to obtain components from our single or limited source suppliers in a timely manner;

•	the ability to effectively implement our strategy of migrating or outsourcing manufacturing offshore;

•	the effects of global economic uncertainty;

•	the ability of our offshore manufacturing operations to timely produce and deliver products in the quantity and of the quality our customers require;

•	the costs of operations in the global markets in which we do business;

•	the effects of changing international economic conditions;

•	the effects of currency exchange rate fluctuations;

•	the outcome of the appeal of litigation with a former executive officer;

•	the effects of worldwide political instability;

•	the ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.
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
     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the first six months of fiscal 2007 and all of fiscal 2006 were as follows: our top four customers accounted for 83% of our revenue in the first six months of fiscal 2007; while our top three customers accounted for 76% of our revenue in fiscal 2006. None of our customers has entered into long-term purchase agreements that would require them to purchase our products
     We rely upon sales of a limited range of products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.
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
     We expect sales to customers in foreign countries to continue to represent the majority of our revenue in the foreseeable future. A number of factors may adversely affect our international sales and operations, including:
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
     Our ability to successfully compete in our current markets may be determined in part by our ability to efficiently and effectively implement our strategy of using both domestic and offshore manufacturing. Our offshore manufacturing facilities may at times create excess capacity in our domestic manufacturing facilities which may in turn cause an increase in costs due to the under-utilization of our San Jose facilities. If our offshore manufacturing strategy is successful, we may increase our offshore capacity and move additional manufacturing offshore. This new offshore strategy contributed to an approximately $2.8 million impairment charge we recorded in the quarter ended March 31, 2007 as a result of excess capacity in one of our remaining domestic manufacturing facilities. If we continue to be successful in executing our offshore manufacturing strategy, it may result in additional asset impairment charges by creating excess capacity in our domestic manufacturing facilities.
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
     We may have difficulty integrating businesses or assets that we have acquired or developed in new ventures and may acquire or develop in the future, and we may not realize the benefits that we expect from these acquisitions and new vetnures.
     In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources or partner with other companies to develop new technologies. As a part of this effort, we may make additional acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. For example, in the second quarter of our fiscal 2007 we entered into agreements with Salvador Imaging to form a new venture, named Salvador Systems LLC through which we will seek to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets, and unique inspection capabilities in industrial applications.
     Integrating a business can be a complex, time-consuming and expensive process. If we are not able to do so effectively, we will not be able to realize the benefits that we expect to receive from either our past or future acquisitions and new ventures. For each acquisition or new venture, we must integrate separate technologies, product lines, business cultures and practices, employees and systems. Acquisitions and new ventures are subject to numerous risks, including:
•	difficulty in the assimilation of the technologies and products;

•	entering markets in which we have no or limited direct prior experience;

•	loss of key customers;

•	diversion of management resources;

•	incompatibility of business cultures or practices;

•	loss of key employees;

•	costs and delays in implementing common systems and procedures;

•	potential inefficiencies in delivering services to customers; and

•	assumption of unknown or undisclosed liabilities.

     Any of these difficulties could increase our operating costs or result in impairment of purchased assets, which could harm our financial performance.
     In addition, we may also elect to change our strategic direction and may no longer have need for the acquired businesses or new technologies. For example, in 2004 we determined not to pursue new business for RTP Systems acquired in November 2002. In the third quarter of fiscal 2004, we sold all of our assets related to our TFT-LCD backlight inverter business acquired in September 2002. In 2003, we exited the printed circuit board assembly inspection and the cathode ray tube display and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.
     Compliance with new reporting requirements may strain our resources and we may be unable to implement in a timely manner additional finance and accounting systems, procedures and controls in the future to satisfy new reporting requirements, which could cause our stock price to fall.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform an evaluation of our internal control over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. During each of the fiscal years 2005, 2004 and 2003 we had one or more material weaknesses in our internal control over financial reporting. While we had no material weaknesses in fiscal year 2006, at December 31, 2006, we had one material weakness in our internal control over financial reporting which we are still in the process of remediating. However, there is no guarantee that once we remediate our material weakness, our internal control over financial reporting will continue to be adequate to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting standards, or that our independent registered public accounting firm will concur with our assessments in the future. Preparation for and compliance with these requirements has been, and we expect it will continue to be, expensive and time-consuming. Due to the material weaknesses in the past that we have remediated and the material weakness we are currently remediating, our compliance costs have been particularly expensive and time consuming. In the future, if we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, we could be subject to further regulatory scrutiny and a further loss of public confidence in our internal control over financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligation and potentially result in a decline of our stock price.
     We have previously disclosed material weaknesses in our internal controls and additionally have restated both our fiscal 2004 annual results of operations and financial condition and our quarterly results of operations and financial condition for both the first and the third quarters of fiscal 2005. Although we committed significant resources to remediate these weaknesses, we encountered an additional material weakness in the first quarter of fiscal 2007. This material weakness is still in the process of remediation at March 31, 2007 and there can be no assurances that other material weaknesses will not occur in the future. Accordingly, to the extent these material weaknesses may continue to reoccur in the future or new material weaknesses may be found to exist, material weaknesses may have a significant negative effect on our company and our results of operations, or result in a failure to meet our reporting obligations.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Photon Dynamics, Inc. was held on January 24, 2007 at our offices in San Jose, California. At the Annual Meeting of Shareholders, our shareholders approved the following five proposals:
     1. Proposal to elect directors to serve for the ensuing year and until their successors are elected. The results of the votes for the directors standing for election were as follows:

Name	For	Withheld
Malcolm J. Thompson	14,840,679	661,602
Jeffrey A. Hawthorne	14,844,890	657,391
Nicholas E. Brathwaite	14,623,211	879,070
Michael J. Kim	14,592,331	909,950
Terry H. Carlitz	14,879,297	622,984
Curtis S. Wozniak	14,646,835	855,446
Ed Rogas Jr.	14,883,300	618,981
     2. Proposal to approve an amendment to the 2005 Equity Incentive Plan and applicable predecessor plans to permit a one-time stock option exchange program.

For	10,772,389
Against	1,508,216
Abstain	23,949
No Vote	3,197,727
     3. Proposal to approve an amendment to the 2005 Equity Incentive Plan to increase the number of shares available for issuance under that plan by 800,000 shares of common stock.

For	10,341,942
Against	1,935,301
Abstain	27,311
No Vote	3,197,727
     4. Proposal to approve the 2006 Non-Employee Directors’ Stock Incentive Plan.

For	10,458,552
Against	1,821,015
Abstain	24,987
No Vote	3,197,727

     5. Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as Photon Dynamics’ independent registered public accounting firm for the fiscal year ending September 30, 2006.

For	15,375,017
Against	108,933
Abstain	18,331
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
Dated: May 10, 2007

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