Form 10-K
period 2007-09-30
PHOTON DYNAMICS INC
filed 2008-01-24
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-27234

Photon Dynamics, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3007502 (I.R.S. Employer Identification No.	)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $151,604,028. Excludes an aggregate of 4,570,000 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of March 31, 2007. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of January 2, 2008, there were 17,741,183 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

PHOTON DYNAMICS, INC.

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended September 30, 2007

EXPLANATORY NOTE

Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) previously announced the need to restate: (1) the consolidated financial statements for the years ended September 30, 2004, 2005 and 2006 as contained in its Form 10-K for the year ended September 30, 2006; (2) the unaudited quarterly financial data for the first two quarters in the fiscal year ended September 30, 2007; and (3) the unaudited quarterly financial data for all quarters in the fiscal year ended September 30, 2006.

This Annual Report on Form 10-K for Photon Dynamics’ fiscal year ended September 30, 2007 includes restatements of the following previously filed financial statements and data (and related disclosures):

(a) the consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended September 30, 2006 and 2005;

(b) the consolidated balance sheet as of September 30, 2006;

(c) the selected consolidated financial data as of and for the fiscal years ended September 30, 2003 through 2006; and

(d) the unaudited quarterly financial data for the first two quarters in the fiscal year ended September 30, 2007 and for all quarters in the fiscal year ended September 30, 2006.

In addition to the restated financial statements included in this document, this Annual Report on Form 10-K also includes the unaudited quarterly financial data for the third quarter in the fiscal year ended September 30, 2007, which had not been previously filed on a Quarterly Report on Form 10-Q.

Amendments of the Company’s previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements would, in large part, repeat the disclosure contained in this report. Accordingly, Photon Dynamics has not amended and does not plan to amend these or any other prior filings. Such previous filings should not be relied upon.

For a description of the current restatement, see Note 2, “Restatements of Consolidated Financial Statements and Company Findings” of “Notes to Consolidated Financial Statements” included under Part II, Item 8 of this Annual Report on Form 10-K and “Restatement of Financial Statements, Internal Review of Customs Practices, Remediation Plan and Related Proceedings” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report on Form 10-K.

Unless otherwise noted, all of the information in this Annual Report on Form 10-K is as of September 30, 2007.

i

PHOTON DYNAMICS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements included or incorporated by reference in this Annual Report on Form 10-K other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “plans,” “anticipates,” “relies,” “expects,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any such statements. These forward-looking statements are based on current expectations as of the filing date of this Annual Report on Form 10-K and involve a number of uncertainties and risks. These uncertainties and risks include, but are not limited to: our ability to remediate material weaknesses in our internal controls; our ability to attract and retain qualified employees; possible further changes in our total customs duty liability; possible civil and criminal liability in connection with customs duty issues; the adoption of new technology by our existing and potential customers; our customers’ response to prevailing economic and market conditions; the changing customer investment climate, which could lead to the impairment of our assets; our ability to successfully migrate our manufacturing operations offshore; our ability to maintain competitive pricing; the introduction of competing products having technological and/or pricing advantages, which would reduce the demand for our products; our ability to operate and integrate our newly acquired subsidiary; and failure to comply with a variety of United States and foreign federal, state and local laws and regulations, which could lead to the Company incurring additional penalties, interest and other expenses. As a result, our actual results and end user demand may differ substantially from expectations.

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The information included in this Annual Report on Form 10-K is as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements and we expressly assume no obligation to update the forward-looking statements included in this report after the date hereof except as required by law.

iii

PART I

ITEM 1.	BUSINESS

Introduction

Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) is a California corporation incorporated in 1986. At Photon Dynamics, we utilize our advanced digital imaging technology to develop systems that enable flat panel display manufacturers to collect and analyze data from the production line, and quickly diagnose and repair process-related defects, thereby allowing manufacturers to decrease material costs and improve throughput. Flat panel display manufacturers use our portfolio of products, services and expertise to increase manufacturing yields of high-performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.

On July 27, 2007 we acquired Salvador Imaging, Inc. (“Salvador Imaging”) an international supplier of high-performance digital cameras for the defense, industrial and scientific/medical industries. Salvador Imaging was previously one of our suppliers of camera equipment used in Photon Dynamics’ yield enhancing test equipment. In addition to acquiring their current product base of camera imaging systems, we intend to combine our digital imaging core competencies with Salvador Imaging’s technical strength, as well as our operational and manufacturing strengths, to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for defense applications and unique inspection capabilities in industrial applications.

Additional information about Photon Dynamics, Inc. is available on our website at www.photondynamics.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the SEC. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the SEC.

Our Business Segments

We have two business segments: Flat Panel Display and High-Performance Digital Imaging. Flat Panel Display is our primary business segment, accounting for approximately 99% of our revenues during this fiscal year. We commenced operations in our High-Performance Digital Imaging segment with our acquisition of Salvador Imaging on July 27, 2007.

Flat Panel Display

Industry.  Flat panel displays have become the standard technology in both the mobile electronic devices market and the notebook and desktop computer market. In the television market, flat panel displays have become the standard in adoption rates; however, cathode ray tube displays continue to comprise the majority of the installed base. Competing technology in the television market, such as plasma technology, is limited to large-screen televisions.

Continuous innovations in microelectronics and materials science have enabled manufacturers, including our customers, to produce flat panel displays with sharper resolution, brighter pixels and faster imaging in varying sizes for differing applications. Growth in the mobile electronic devices market, the desktop computer market and the television market have driven the demand for flat panel displays, which offer reduced footprint, weight, power consumption and heat emission and better picture quality as compared to cathode ray tube displays.

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

Manufacturing these highly engineered flat panel display products requires complex, multi-stage production processes, increasing the potential for defects and errors associated with equipment failures, contamination of materials, drift in process parameters, human error and other related factors. These complexities are compounded by the flat panel display industry’s migration toward large-area glass substrates for economical, high-volume production of larger display panels. These manufacturing complexities increase investment in work-in-progress inventories and lengthen production cycles. Because of the high cost of materials used in the manufacture of liquid crystal display (“LCD”), defective LCDs can be quite costly for LCD manufacturers, and ultimately drive up both panel and end product costs. Reliable, repeatable methods of analyzing production-line data and repairing process-related defects are therefore essential to enabling the production of larger, higher-quality LCDs at affordable price points.

Enhancing yields through process control, defect detection and defect repair has become an essential component of optimizing costs and time-to-market in the Flat Panel Display sector. As production processes become more complex and reducing material and labor costs becomes increasingly important, we believe that yield enhancement solutions provide manufacturers with an important competitive advantage.

Manufacture of Active Matrix Liquid Crystal Displays.  The manufacture of active matrix liquid crystal displays is an extremely complex process, which has been developed and refined for different glass substrate sizes and resolutions through research and development, pre-production prototyping and commercial production.

An AMLCD uses liquid crystal to control the passage of light. Liquid crystals are organic molecules that have crystal-like properties but that are liquid at normal temperatures. Because the intermolecular forces are weak, the molecules can be oriented by weak electromagnetic fields. The liquid crystal molecules used in AMLCDs also have an optical anisotropy (different indices of refraction for different axes of the molecule) that is used to create visible images. Depending on the orientation of the molecules, the panel is either transparent or dark. The basic structure of an AMLCD panel may be thought of as two glass panels sandwiching a layer of liquid crystal. The front glass panel, referred to as the color filter plate, is fitted with a two dimensional matrix of color filters and the back glass panel, referred to as the array plate, has a matching two dimensional matrix of transistors fabricated on it. The individual element of the two dimensional matrix is referred to as a pixel. When voltage is applied to a transistor, the liquid crystal is bent, allowing light to pass through to form a pixel. A light source is located at the back of the panel and is called a backlight unit. The front glass panel is fitted with a color filter, which gives each pixel its own color. The combination of these pixels in different colors forms the image on the panel.

Glass panels are initially manufactured on large glass substrates which are subsequently cut down to the panel size needed for the application. Each progressive increase in substrate size is referred to by its “generation.” Generation 5 substrate glass is approximately 1,200 × 1,300 mm in size, Generation 6 substrate glass is approximately 1,500 × 1,800 mm in size, Generation 7 substrate glass is approximately 1,870 × 2,200 mm in size, and Generation 7.5 and 8 substrate glass is approximately 2,160 x 2,460 mm in size. Next generation substrates glass (Generation 10) is currently estimated to be 2,850 x 3,050mm in size.

Manufacturing an active matrix liquid crystal display involves three principal phases:

•	Array Phase. The first phase of the process involves the production of both the array plate and color filter plate. This phase of the process is the fabrication of an array of thin-film transistors (“TFT”), each of which is connected to a transparent sub-pixel, the smallest addressable unit in the display. Three or more sub-pixels are combined to produce a pixel, millions of which are fabricated, using semiconductor processes, on a large glass substrate. A similar process is used to fabricate an array of color filter sub-pixels on a large glass substrate. The array fabrication process is the most capital-intensive process and is housed in cleanrooms in order to minimize particles that can cause pixel defects.

•	Cell Assembly Phase. The second phase, cell assembly, is the joining of the TFT array plate and the color filter plate with liquid crystal material.

•	Module Assembly Phase. The third phase, module assembly, involves packaging the display and attaching the electronics and illumination — or backlight — which will allow the device to display text, graphics and video images.

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

The manufacturing process for each new generation of glass substrate typically requires new fabrication facilities (“fabs”), modifications of the manufacturing process, development and installation of new manufacturing equipment, and, as a result, development and installment of new test and repair equipment. New fabrication facilities and upgrades to existing facilities represent significant investments by flat panel display manufacturers and take time to properly plan, implement, and bring to full capacity.

Challenges Faced by Flat Panel Display Manufacturers.  The ability of flat panel display manufacturers to improve yields of active matrix liquid crystal displays and other flat panel displays depends, in large part, on their ability to test, repair and inspect displays during the manufacturing process and to use the resulting data collection to refine the manufacturing process. The ability to test, repair and inspect helps manufacturers address a number of challenges, including:

•	Demand for Higher Quality. Increased competition among flat panel display manufacturers, improvements in the manufacturing process and higher consumer expectations are moving the flat panel display industry towards a zero defect standard. The manufacturing challenges presented by the goal of zero-defect products have been compounded by the increasing demand for higher resolution and larger displays.

•	Increasing Display Resolutions. Resolutions of advanced flat panel displays now involve several million pixels, presenting a challenge when test and inspection equipment must exercise each pixel. Traditional methods of physically contacting each row and column of pixels with probe cards have difficulty handling current advanced displays. Manufacturers require new techniques, such as non-contact pixel-addressing mechanisms, to more effectively handle these displays.

•	High Cost of Materials. Materials costs comprise approximately 50% to 70% of flat panel display costs, in contrast to only approximately 10% for semiconductors, according to industry sources. Material costs are typically incurred at the start of the manufacturing process and expose the flat panel display manufacturer to higher overall costs due to yield losses incurred during the manufacturing process. High performance LCDs for television applications further increase the complexities associated with LCD manufacturing. Because of the high cost of materials used in the manufacture of LCDs, defective LCDs, especially larger displays, represent a substantial cost to LCD manufacturers, and can ultimately drive up both panel and end product costs. Therefore, it is important to test, repair and inspect early in the manufacturing process before expensive materials are added to the display in the latter assembly phases.

•	Need for Increased Yield and Greater Throughput. Greater yields are realized in part through more effective test, repair and inspection. In order to maintain or improve profitability, flat panel display manufacturers need test, repair and inspection equipment that will allow them to increase process speed while using larger panels.

•	Need for Flexibility. The flat panel display industry is producing a larger number of different panel sizes as the variety of applications incorporating flat panel displays has increased. Manufacturers are seeking test, repair and inspection equipment that can be reconfigured quickly and accurately for different panel sizes, with minimal production downtime.

Products.  Today’s market dynamics demand that flat panel display manufacturers leverage the latest yield enhancement and process tools. We focus specifically on delivering yield enhancement solutions that enable manufacturers to collect data from the production line, analyze the data, and quickly diagnose and repair process-related defects. We focus specifically on delivering solutions that help manufacturers decrease material costs and improve throughput to gain that incremental yield edge so critical to success. Our offerings can be broadly classified into two categories: Yield Enhancement Products and Customer Support.

Yield Enhancement Products.  Our flat panel display yield enhancement products include test and repair equipment that are used primarily in the Array phase of production. Our test equipment can identify and characterize defects at early stages of the manufacturing process so that the panels may be repaired before the next stage or, if necessary, discarded, minimizing the loss of time and materials. Our test and repair systems use similar software-based controls, processing and graphical user interfaces. Our products can be networked together with one another as well as with complementary vendor products so that defect data can be stored, analyzed and used throughout the manufacturing process. Our systems are also compatible with a variety of material handling automation systems.

•	Flat Panel Display Array Test Systems. Our ArrayCheckertm test systems detect, locate, quantify and characterize electrical, contamination and other defects in active matrix liquid crystal displays after array fabrication. These systems use our proprietary non-contact voltage imaging technology to provide a high-resolution voltage map of the entire display and our proprietary image analysis software converts this voltage map into complete pixel defect data. The ArrayCheckertm test systems determine whether individual pixels or lines of pixels are functional and also find more subtle defects such as variations in individual pixel voltage. These defect data files are then used for repair and statistical process control.

•	Flat Panel Display Array Repair Systems. Our ArraySavertm repair systems utilize multiple wavelength laser technology to repair defects in flat panel displays during and after array fabrication. Our systems can use defect data files downloaded from our ArrayCheckertm test systems or other test and inspection systems to automatically position the panel for repair, thereby eliminating the time spent by operators locating defects. The ArraySavertm system includes a high-precision materials handling platform and a user-friendly graphical interface allowing for high throughput. Our high-precision materials handling platform fully automates the precise positioning of the plate for each successive repair, thereby substantially increasing throughput. Our graphical user interface and software supports semi-automated setup of repair programs for common types of defects so that repairs can be executed rapidly and accurately. These programs provide a series of actions that the system automatically executes to repair the particular defect type.

Customer Support.  We enhance the value of our products through our customer support programs, which provide comprehensive worldwide service and support across all of our product lines. With years of experience helping our customers increase yields across a myriad of production environments, our global yield enhancement support organization is equipped to provide customers with a range of preventative and corrective services. These include design, development, and integration services associated with yield enhancement, as well as comprehensive training, project management, process and applications consulting, product maintenance, and life cycle optimization.

Customers.  We sell our flat panel display yield enhancement products to manufacturers in the flat panel display industry. Nearly all of our flat panel display customers are located in South Korea, Taiwan, Japan and China, where flat panel display production is concentrated. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. Sales to our top four customers accounted for 77% of revenue in fiscal 2007, while sales to our top three customers accounted for 76% and 46% of revenue in fiscal 2006 and 2005, respectively. During fiscal 2007, sales to LG.Phillips LCD, Samsung Electronics, AU Optronics Corporation and Sharp Corporation each accounted for more than 10% of our total revenues. See Note 14 of our “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for further information, which is incorporated here by reference, regarding sales to our major customers.

Our business depends significantly upon the capital expenditures of flat panel display manufacturers, which in turn depend on the current and anticipated market demand for products utilizing flat panel displays. We do not consider our business to be seasonal in nature, but it is cyclical with respect to the capital equipment procurement practices of flat panel display manufacturers and is impacted by the investment patterns of these manufacturers. We do consider consumer demand for flat panel display products to be seasonal, with peak demand occurring in the latter half of each calendar year. This end-user seasonality has an influence on capacity decisions by flat panel display manufacturers and has a limited influence on the flat panel display manufacturers’ overall investment patterns. However, because new fabrication facilities and upgrades to existing facilities represent significant investments and require long lead times to implement, we consider flat panel display manufacturers to have cyclical investment patterns. Downturns in the flat panel industry or slowdowns in the worldwide economy have in the past had and could in the future have a material adverse effect on our future business and financial results.

Sales, Service and Marketing.  Our sales, service and marketing strategy is to provide our flat panel display customers with increased manufacturing yields and throughput, improved quality and greater overall efficiency in their manufacturing process. Our sales, service and marketing efforts are focused on building long-term relationships with our customers. We sell our products for the flat panel display industry directly to our customers in South Korea, Taiwan, Japan and China. We service our products worldwide directly at the customer site.

Revenue from our flat panel display products represented 99% of our revenue in fiscal 2007, and 100% of our revenue in fiscal 2006 and 2005, and all of this revenue was derived from sales to companies located outside of the United States. We believe that sales outside the United States will continue to comprise substantially all of our flat panel display revenues. Our future performance will depend, in part, on our ability to compete successfully in Asia. Our ability to compete in this area of the world is dependent upon the continuation of favorable trade laws between countries in the region and the United States, our continuing ability to maintain satisfactory relationships with flat panel display manufacturers in the region and our ability to price our products competitively as compared to our competitors.

Our sales terms range from 60% to 90% of the sales price due upon shipment with the remaining amount due after installation and upon final customer acceptance. We typically provide a limited warranty on our products for a period of 12 months from final acceptance or 14 months from shipment, whichever is shorter. Our field service employees and third-party field service personnel provide customers with repair and maintenance services, primarily warranty related. As of September 30, 2007, we employed 105 sales and service personnel, 20 of whom were located in North America and 85 of whom were located in the Asia-Pacific region, and contracted with a third party to provide an additional field service personnel in Asia. We outsourced a portion of our field service operation in Asia with the objective of lowering overall costs of service without compromising quality.

International sales expose us to risks that are not experienced with domestic sales, such as export license restrictions, political instability, customs compliance, trade restrictions and currency fluctuations. These and other risks relating to our business are detailed Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. See Note 14 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional geographic information, which is incorporated here by reference, including long-lived assets by geographic area as well as revenue from external customers attributable to geographic areas during the last three years.

Manufacturing.  While our products have been historically manufactured in San Jose, California, during the second quarter of our fiscal 2007, we began manufacture of certain of our ArraySavertm products in Daejon, Korea and have begun to outsource both our ArraySavertm and ArrayTester products to third party manufacturers. We perform design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of a majority of our components and subassemblies. Our in-house manufacturing activities consist primarily of final assembly and test of components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. As of September 30, 2007, we employed 61 manufacturing personnel, 52 of whom were located in North America and 9 of whom were located in the Asia-Pacific region. Our strategy to outsource the assembly of our ArraySavertm product line and certain generations of our ArrayCheckertm product line entirely to third-party contractors in Asia is designed to allow us to manufacture our products closer to our customers, transform fixed costs into variable costs and reduce overall costs. We expect to outsource all of our manufacturing in the future with the exception of key core components such as modulators and payloads, which we will continue to source in the United States.

We schedule our flat panel display production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required systems and ship to the customer within approximately 20 to 36 weeks. We maintain quality control through inspection of components, in-process inspection during equipment assembly and final inspection and operation of all manufactured equipment prior to shipment. Although we assemble some components and final test our systems under limited clean room conditions, most of our manufacturing occurs in standard manufacturing space.

Because of the long lead time required to acquire the materials and manufacture a customer order and the cyclical nature of the business, a significant increase in orders could necessitate a build-up in inventory and therefore initially have a negative impact on cash flow. In addition, all orders are subject to postponement or cancellation by the customer with limited or no penalties, which could further result in a build-up in inventory and negatively affect our cash flows.

We believe that our operations and facilities are in substantial compliance with all applicable federal, state, and local laws and regulations covering the discharge of materials into, and protection of, the environment.

Research and Development.  The market for integrated yield enhancement systems is characterized by rapid and continuous technological development and product innovation. We believe that it is necessary to maintain our competitive position through continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our human and financial resources to research and development and seek to maintain close relationships with customers to remain responsive to their needs. For information regarding our research and development expenses during the last three years, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, which is incorporated here by reference. As of September 30, 2007, we employed 136 research and development personnel, 74 of whom were located in North America and 62 of whom were located in the Asia-Pacific region.

We are focusing our current research and development on increasing the performance of our current array test and array repair systems, the design of our next generation systems, and the development of new technologies. We are committing significant engineering efforts toward product improvement and next generation product development. For example, during 2007 we announced the development of our ParagonAviostm Sensor Technology, which improves the throughput and reduces the cost of ownership of our ArrayCheckertm product line. We will continue to invest in research and development to maintain technology leadership in our products. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any of our new products, that we will be able to develop and introduce new products on a timely basis, or that we will be able to enhance our existing products and processes to satisfy customer needs.

High-Performance Digital Imaging

Acquisition of Salvador Imaging.  During fiscal 2007, we purchased Salvador Imaging, an international supplier of high-performance digital cameras for defense, industrial and other applications. Our new High-Performance Digital Imaging business will combine the digital imaging core competencies of Photon Dynamics and Salvador Imaging as well as our operational and manufacturing strengths to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets, and unique inspection capabilities in industrial applications. While we are developing evaluation units and are actively engaged in marketing and sales activities, the activity of Salvador Imaging for the period from the July 27, 2007 date of purchase through September 30, 2007 was immaterial to the Company’s consolidated financial statements.

Industry.  High-performance digital cameras are used in the defense, industrial and scientific/medical industries for a variety of applications. In the defense industry, high-performance digital camera applications include targeting, unmanned vehicle guidance, discrimination of decoy versus real targets and daytime and nighttime surveillance. Industrial customers use high-performance digital cameras for inspection, metrology and machine guidance. Scientific and medical industry applications include X-ray and fluoroscopy.

The principal types of high-performance digital cameras include charge-coupled device (“CCD”) cameras, complementary metal-oxide-semiconductor (“CMOS”) cameras, and electron multiplying charge-coupled device (“EMCCD”) cameras. CCD cameras are typically used in applications where very high quality imagery is needed, such as medical, scientific and astronomical applications. While CMOS cameras typically do not offer image quality as high as their CCD counterparts, CMOS offers the advantages of allowing for readouts at higher speeds and higher levels of on-chip circuit integration. CMOS cameras are typically used for industrial machine vision. In EMCCD cameras, an on-chip gain mechanism is employed, which makes it possible to capture images at extremely low light levels. Applications for EMCCDs include night-time perimeter security, military surveillance, astronomy and certain low-light medical applications ranging from cell biology to radiology.

Products.  We offer standard and custom CCD, CMOS and EMCCD cameras to meet the needs of a broad range of defense, industrial and scientific/medical markets. All of our camera products incorporate low noise, precision analog design coupled with proprietary thermal stabilization to provide high quality imaging performance.

Customers.  We sell our high-performance digital camera products to end customers and system integrators in the defense, scientific, machine vision and medical markets. Our two largest customers in the High-Performance Digital Imaging segment are Lockheed Martin and Remote Vet, which together accounted for less than one percent of our total revenue in fiscal 2007. The unique risks associated with depending on the U.S. government as a significant source of segment revenue are described further in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Sales, Service and Marketing.  Prior to its acquisition, Salvador Imaging’s principal customer had been Photon Dynamics and we have had limited revenue from our high-performance digital imaging products to date and limited experience selling these products to third parties. We rely on a combination of direct sales and a network of qualified sales representatives to sell our high-performance digital imaging products, and we service the products directly. As of September 30, 2007, we had only one employee dedicated to the sale and service of our high-performance digital imaging products at our Colorado Springs facility. In conjunction with the growth of the business, we intend to build our sales, service and marketing organization for these products.

Manufacturing.  We perform design, assembly, testing and quality control of our high performance digital cameras in-house at our Colorado Springs facility. We utilize an outsourcing strategy for the manufacture of a majority of our components and subassemblies. Production lead times are six to twelve weeks, and camera production is based on customer purchase orders and anticipated orders. As of September 30, 2007, we employed four manufacturing personnel at our Colorado Springs, Colorado facility.

We believe that our operations and facilities are in substantial compliance with all applicable federal, state, and local laws and regulations covering the discharge of materials into, and protection of, the environment. During 2007, Salvador Imaging obtained ISO 9000: 2001 certification and in January 2008, Salvador Imaging became certified under the International Traffic in Arms Regulations (ITAR), a set of U.S. government regulations that control the export and import of defense-related products and services.

Research and Development.  We are focusing our current research and development on highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for defense applications and cameras with unique inspection capabilities for industrial applications. As of September 30, 2007, we employed 17 research and development personnel at our Colorado Springs, Colorado facility.

Suppliers

Many of the parts, components and subassemblies (collectively “parts”) that we purchase from our suppliers are standard commercial products, although certain parts are made to our specifications. We use numerous vendors to supply parts for the manufacture and support of our products; however, we obtain several parts, components and subassemblies for our systems from a sole source or a limited group of suppliers. For example, we currently obtain material handling platforms, PCI boards, certain laser assemblies and certain pellicle products from various single source suppliers. Although we seek to reduce dependence on sole source and limited group suppliers, alternative sources of supply for certain pieces of equipment remain unavailable or may only be available on unfavorable terms. The partial or complete loss of a single source or limited group of suppliers or any delay in shipment from a single source or limited group of suppliers could negatively impact our results of operations, damage customer relationships and subject us to penalties from our customers for late delivery of customer orders. Further, a significant increase in the price of one or more of these pieces of equipment could harm our results of operations. To date, we have not experienced any significant damages or loss as a result of sourcing from a sole source or limited group of suppliers or any related delays in shipment.

Intellectual Property

We protect our proprietary technology through various methods such as patents and patent applications, trademarks, non-disclosure agreements and trade secrets. We have filed and obtained a number of United States and foreign patents and have also jointly filed patent applications in Japan. As of November 3, 2007, we have been issued 70 patents in the United States that are effective. The normal expiration dates of these patents range from 2007 to 2024. As of November 3, 2007, there are 23 pending patent applications in the United States. As of November 3, 2007, we have been issued 41 non-U.S. patents that are in force, with expiration dates beginning in 2010, and there are 76 non-U.S. pending patent applications. From time to time, we license our patents to third parties for use in fields of use other than the flat panel industry.

Our patents relate to various aspects of our yield enhancement solutions and other technology as set forth in the following table (as of November 3, 2007):

	Patents in Force
	U.S.	Non-U.S.

Yield enhancement products	43	31
Other	27	10

Total	70	41

We intend to continue to pursue the legal protection of our technology through intellectual property laws. However, we cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe, challenge or misappropriate our proprietary rights.

Backlog

Our backlog consists of work-in-process and unshipped system orders, unearned revenue and systems in deferred gross margin. As of September 30, 2007, our backlog was approximately $60.5 million, compared to approximately $71.0 million as of September 30, 2006. We expect to ship or to recognize revenue on the majority of the September 2007 backlog within the next six to twelve months. All orders are subject to postponement or cancellation by the customer with limited or no penalties. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

Competition

The worldwide markets for integrated yield enhancement systems and high-performance digital cameras are highly competitive. We face substantial competition from established companies, many of which have greater financial, engineering and manufacturing resources, larger service organizations and long-standing customer relationships with key existing and potential customers. We may also face future competition from new market entrants from other overseas and domestic sources.

Our competitors in the Flat Panel Display segment primarily include Micronics Japan, Applied Komatsu Technology, Shimadzu Corporation, LaserFront Technologies, NTN Corporation, Contrel Limited, LG Tech Center, Charm Engineering and Hoya Continuum Corporation. Our competitors in the High-Performance Digital Imaging segment include Roper Industries, Andor, Dalsa and Ball Aerospace.

In both the Flat Panel Display segment and High-Performance Digital Imaging segment, we expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. In addition, our customers may choose to develop proprietary technology that may obviate or lessen their need to purchase our products. Moreover, increased competitive pressure may necessitate price-based competition, which could harm our business, financial condition and results of operations.

In the Flat Panel Display segment, we believe that we can compete effectively with our competitors by building on our substantial installed customer base, providing technologically superior, competitively priced products and emphasizing our easy-to-use user interfaces and customer support. However, realizing and maintaining such advantages will require a continued high level of investment by us in engineering, research and development, marketing and customer service and support. We may not have sufficient resources to continue to make such investments. Even if sufficient funds are available, we may not be able to make the technological advances in a timely manner necessary to maintain such competitive advantages in the Flat Panel Display segment.

Significant competitive factors in the market for our yield enhancement systems include system performance, ease of use, reliability, installed base and technical service and support. We believe that, while price and delivery are important competitive factors, our customers’ overriding requirement is for systems that easily and effectively incorporate automated and highly accurate inspection and repair capabilities into their existing manufacturing processes, thereby enhancing productivity.

Our yield enhancement systems for the flat panel display industry are intended to compete based upon performance and technical capabilities. These systems may compete with less expensive and more labor-intensive manual inspection devices.

Significant competitive factors in the market for our high performance digital cameras include performance, ease of use, reliability and technical service and support. We believe that while price and delivery are important competitive factors, our customers’ overriding requirement is for cameras that easily and effectively meet our customers’ requirements for demanding performance and reliability under harsh physical conditions.

Our high performance digital cameras are intended to compete based upon performance and technical capabilities, but may also compete with less expensive, lower performance cameras.

Employees

As of September 30, 2007, we employed 343 persons. No employees are represented by a labor union or covered by a collective bargaining agreement. We also utilize contract labor, predominantly in our manufacturing operations, which improves our ability to adjust manpower in response to changing demand for our products. Notwithstanding our high turnover rate, described in greater detail below, we consider our relationships with current employees to be generally satisfactory.

Competition is intense in the recruiting of personnel in both the flat panel display and the high-performance digital camera industries. Our future success may depend in part on our continued ability to hire and retain qualified management and technical employees. Our employee turnover in fiscal 2007 was 33% in total, including the voluntary resignation of 15% of our employees.

Business Combinations and Acquisitions

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

During fiscal 2007 we purchased Salvador Imaging, an international supplier of high-performance digital cameras for defense, industrial and other applications. This acquisition seeks to leverage our digital imaging core competencies as well as our operational and manufacturing strengths to develop highly sensitive color and monochrome cameras for new potential markets outside the flat panel display market. In October 2007, we entered into an agreement with LT Solar LLC to acquire an interest in certain technologies related to solar panel technology.

In fiscal 2006, we entered into agreements that committed us to provide funding and limited use licenses to certain of our intellectual property to an early-stage development company, NB Digital. This venture sought to leverage our technology in new potential markets; however, in fiscal 2007 we stopped funding NB Digital, which went into bankruptcy and ceased operations.

For further details regarding our business combinations and dispositions, please see Note 5 of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. For further details regarding our October 2007 acquisition, please see Note 17 of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Our actual results could differ materially from those projected in the forward-looking statements included in this Annual Report on Form 10-K as a result of a number of factors, risks and uncertainties, including the risk factors set forth below and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

We have organized our risks into the following categories:

•	Risks Relating to our Business

•	Risks Relating to Owning our Common Stock

•	Risks Relating to Our Restatements and Related Matters

RISKS RELATING TO OUR BUSINESS

We have sustained losses and we may sustain losses in the future.

We reported a net loss for the fiscal year ended September 30, 2007. Although we reported net income for the fiscal years ended September 30, 2006 and 2004, we reported a net loss for each of the fiscal years ended September 30, 2005, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected. In fiscal 2007, we experienced substantially lower levels of bookings and revenues due to factory investment delays by our customers, as discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Our ability to achieve and maintain profitability is dependent in part on the success of our efforts to increase revenues and to reduce operating expenses as a percentage of revenue through our ongoing cost-cutting measures, gross margin improvement programs and outsourcing of manufacturing to Asia. If demand for our products is not sustained and we do not react quickly to reduce discretionary and variable spending, this would impair our ability to achieve profitability on a going-forward basis. For all of these reasons, there is no assurance that we will be successful in achieving or maintaining increased revenue, reduced operating expenses, positive cash flows or profitability and we may incur losses going forward.

Our customers may cancel or defer their purchases at any time and on short notice, which could harm our operating results.

Our flat panel display business is substantially dependent on orders we receive and fill on a short-term basis. We do not have contracts with our customers that provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders, often with short lead times. Accordingly, our customers:

•	may stop purchasing our products or defer their purchases at any time without penalty;

•	are free to purchase products from our competitors;

•	are not required to make minimum purchases; and

•	have cancelled, and may in the future cancel, purchase orders that they place with us without reimbursing us for any costs incurred.

As a result, we cannot rely on orders in backlog as a reliable and consistent source of future revenue. Sales to any single customer may and do vary significantly from quarter to quarter. Our flat panel display customers generally do not place purchase orders more than twelve months in advance. In addition, our customers’ purchase orders have varied significantly from quarter to quarter. This means that customers who account for a significant portion of our revenues in one quarter may not and often do not place orders at the same level as the current quarter in the succeeding quarter, which makes it difficult to forecast our revenues in future periods. Moreover, our expense levels are based in part on our expectations of future revenue, and we may be unable to adjust costs in a timely manner in response to further revenue shortfalls. In addition, because certain parts used in our manufacturing process require longer lead times, if a customer cancels an order, we may be required to record additional inventory write-offs, which would have a negative impact on our gross margin. In addition, a small number of our flat panel display products are built without any advance customer commitment. All of these factors can result in significant quarterly fluctuations in our operating results.

Our operating results are difficult to predict and may vary from investors’ expectations, which could cause our stock price to fall.

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly and annual results. Consequently, past financial results may not be indicative of future financial results. A substantial percentage of our revenue is derived from the sale of a small number of flat panel yield enhancement systems that ranged in price from approximately $450,000 to $3.4 million in fiscal 2007. Therefore, the timing of, and recognition of revenue from, the sale of a single system could have a significant impact on our quarterly and annual results. After we ship our products, customers may reject or delay acceptance, which would adversely impact our revenues and our stock price. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments.

Other factors which may influence our operating results in a particular quarter or fiscal year include:

•	the result of competitive pricing pressures;

•	the timing of the receipt of orders from major customers;

•	the result of sudden, unanticipated changes in customer requirements;

•	the cancellation or postponement of firm orders by a customer without compensation;

•	the receipt of final acceptance on new products;

•	the product mix that makes up our revenue;

•	the incurrence of warranty expenses;

•	our inability to reduce our expense levels quickly in the event of market downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	the ability to obtain components from our single or limited source suppliers in a timely manner;

•	the ability to effectively implement our strategy of migrating or outsourcing manufacturing offshore;

•	the ability of our offshore manufacturing operations to timely produce and deliver products in the quantity and of the quality our customers require;

•	the costs of operations in the global markets in which we do business;

•	the effects of changing international economic conditions;

•	the effects of currency exchange rate fluctuations;

•	the outcome of the appeal of litigation with a former executive officer;

•	the effects of worldwide political instability;

•	the ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	the introduction of new products by our competitors.

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

We have experienced multiple material weaknesses in our internal controls and procedures during our 2003 through 2007 fiscal years, including three material weaknesses identified during our 2007 fiscal year that have not yet been remediated. If we are unable to implement our remediation plan effectively or if other material weaknesses or control deficiencies develop that we are unable to address, the material weaknesses in our internal controls could have a significant adverse effect on our business, financial condition and results of operations, result in our failure to meet reporting obligations and adversely affect our stock price.

We have experienced one or more material weaknesses in our internal control over financial reporting during each of our 2003 through 2007 fiscal years. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable probability that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in Item 9A, our internal review of customs practices and the resulting restatement of our consolidated financial statements led to the identification of three material weaknesses in internal control over financial reporting, which have not yet been successfully remediated. Our inability to maintain effective internal controls has strained our resources, caused us to delay filing periodic reports with the SEC and subjected us to potential delisting. In addition, we have experienced significant turnover in key financial positions, including three different chief financial officers in the last three years. This turnover has increased the difficulty of improving our financial controls. Our current chief financial officer has determined to leave the Company effective following completion and filing of this Annual Report on Form 10-K. In order to remediate our material weaknesses effectively, we will need to attract and retain a new chief financial officer and devote significant resources to building a new finance team. Although we intend to commit significant resources to rebuilding our finance team and remediating these material weaknesses, there can be no assurances that we will be successful in doing so, or that our revised internal controls and procedures will be effective in remediating our existing material weaknesses and preventing additional material weaknesses from occurring in the future. If we are unable to implement our remediation plan effectively or if other material weaknesses or control deficiencies develop, the material weaknesses in our internal controls could have a significant adverse effect on our business, financial condition and results of operations, result in our failure to meet reporting obligations and adversely affect our stock price. In addition, we will be required to hire additional employees to implement our remediation plan and improve our control environment, which could result in higher than anticipated operating expenses during the implementation of these changes and thereafter.

We have experienced significant employee turnover, including in several key financial positions. If we are unable to attract and retain key employees, it may disrupt our ability to improve our financial controls, meet our reporting obligations and effectively manage our business.

We depend on our employees and our ability to attract and retain key employees. We have recently experienced higher employee attrition, particularly in key financial positions. Our employee turnover in fiscal 2007 was 33% in total, including the voluntary resignation of 15% of our employees. We generally do not have employment contracts with our employees and do not maintain key person life insurance on any of our employees. There can be no assurance that we will be able to retain our existing employees or attract additional qualified personnel in the future. If we are unable retain qualified employees and hire additional key employees, including a new chief financial officer and additional finance staff, it may adversely affect relationships with key customers, disrupt our ability to improve our financial controls, meet our reporting obligations and effectively manage our business.

We have exposure to various foreign and domestic regulatory risks. Our failure to comply with governmental regulations could subject us to liability and additional expense.

We have exposure to various risks related to new, existing and sometimes inconsistent laws, rules and regulations that have been or may in the future be enacted by legislative bodies or regulatory agencies in the countries in which we operate and with which we must comply.

We are subject to a variety of laws of the United States and other countries related to the import and export of our products and technology, including shipments to South Korea, Taiwan, Japan and China. A failure to comply with these laws could subject us to additional expense and to civil and criminal liability. For example, in the first quarter of fiscal 2007, we recorded a liability of approximately $1.0 million as a result of our review of the our methodology for calculating certain customs duties in connection with the cross-border movements of warranty parts, in which we determined certain amounts had been underreported. In the third quarter of fiscal 2007, we began to voluntarily disclose our historical valuation practices to customs authorities in South Korea, Taiwan, Japan and China. As a result of this process, we currently estimate our total costs, including duties, penalties and interest as well as legal, accounting and other costs associated with the restatement, to be in the range of $11.0 million to $12.0 million. This updated estimate is based on both actual settlements with certain government agencies and our estimates of amounts that will be ultimately paid. We have not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. We have not concluded any settlement with U.S. authorities with respect to our failure to make certain filings in connection with the export of warranty parts. We have commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with our exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of our failure to comply with U.S. filing obligations may subject us to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.

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

We employ a number of foreign nationals in our U.S. operations and, as a result, we are subject to various laws related to the status of those employees. We also send our U.S. employees to foreign countries from time to time and for varying durations of time to assist with our foreign operations. Depending on the durations of such arrangements, we may be required to withhold and pay personal income taxes in respect of the affected U.S. employees directly to the foreign tax authorities, and the affected U.S. employees may be required to register with various foreign governmental authorities. Our failure to comply with the foregoing laws and regulations or any other applicable laws and regulations could subject us to liability or the unfavorable treatment of our employees by immigration authorities.

If our flat panel display products experience performance, reliability or quality problems, our customers may reduce their orders.

We believe that future orders of our flat panel display products will depend in part on our ability to satisfy the performance, reliability and quality standards required by our customers. Particularly as customers seek increased yields, greater throughput and higher-quality end products, we must continually redesign our products to meet the needs of our customers. As with the introduction of any new product, our products may experience design and reliability issues. For example, our original Generation 7 ArrayCheckertm and ArraySavertm systems required longer than anticipated time periods to bring them to full production due to design and reliability issues experienced by some of our customers. If our products have performance, reliability or quality problems, then we may experience:

•	delays in receiving final acceptance from our customers, which in turn delays recognition of the associated revenue;

•	cancellation of orders by customers;

•	assessment of penalties by customers;

•	delayed payment by customers;

•	renegotiation of our prices by customers;

•	reduced orders from our customers;

•	additional warranty and service expenses; and

•	higher manufacturing costs.

If we are unable to meet the technological, performance and reliability requirements of our customers, our revenue may decrease and our business could be harmed.

In addition, we typically provide a limited warranty on our flat panel display products for a period of 12 months from final acceptance by customers or 14 months from shipment, whichever is less. Actual warranty claims may, at times, exceed the estimated cost of warranty coverage we record in our warranty provision. For example, in the fourth quarter of fiscal 2006, we agreed to replace two of the four original Generation 7 ArrayCheckertm test systems purchased by one customer with a newer version of our Generation 7 test systems under our warranty coverage of the purchased systems. Even though all four original Generation 7 systems were in full production, reliability and uptime issues had impacted the production capability of the fabrication lines in which they operated. The expected replacement of these systems resulted in additional warranty charges of approximately $3.0 million in the quarter ended September 30, 2006. Approximately $2.7 million of warranty liability associated with this exchange was satisfied during fiscal 2007 when the machines were replaced. Although we believe the problems associated with the two array test systems that were replaced were fixed in subsequent versions of our Generation 7 test systems, we may experience additional warranty costs on other products that are in excess of our estimated warranty costs. In the future, we may incur substantial warranty claim expenses on our products and actual warranty claims may exceed recorded provisions, resulting in harm to our business.

Capital investment by manufacturers of flat panel display products can be highly cyclical and may decline in the future.

Our flat panel display business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The capital equipment procurement practices of flat panel display manufacturers has been highly cyclical. At the end of the first half of calendar year 2006, we saw an oversupply in the consumer market, causing manufacturers to respond by scaling back factory utilization rates and dropping panel average selling prices, which eroded the manufacturers’ profits. The majority of manufacturers scaled back their investment plans for calendar year 2007 as they evaluated television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability.

When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to rapidly adjust our costs and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. Adjusting to a downcycle may cause us to reduce or realign our manufacturing capacity, which may result in asset impairment charges in our manufacturing facilities. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. In addition, our need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during downturns.

We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.

The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s glass panels for flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers in the last three fiscal years is as follows: four 10% customers accounted for 77% of our revenue in fiscal 2007; three 10% customers accounted for 76% of our revenue in fiscal 2006; and five 10% customers accounted for 67% of our revenue in fiscal 2005. None of our customers has entered into a long-term purchase agreement that would require the customer to purchase our products

We rely upon sales of a limited range of flat panel display products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.

The substantial majority of our revenue is expected to come from a limited range of products for the flat panel display industry. Although we are seeking to diversify our market base through the acquisition of Salvador Imaging, we currently expect revenue from the sales of our flat panel display product line to continue to constitute a majority of our revenue in the near future. As a result, we are highly reliant on the flat panel display industry. Any decline in demand for, or failure to achieve continued market acceptance of, our primary products or any new version of these products could harm our business. Continued market acceptance of our array test and array repair products is critical to our success.

We generate the substantial majority of our revenue from the sale of our ArrayCheckertm and ArraySavertm test and repair equipment and customer support, which includes the sale of spare parts. In prior years we generated revenue from our PanelMastertm inspection equipment. However, in November 2006, we announced that we were discontinuing this product line. The discontinuation of our PanelMastertm product line increases our dependence on sales of our ArrayCheckertm and ArraySavertm product lines and further limits our range of products.

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

We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of material for manufacturing. Significant delays in receiving required materials could delay our shipments, subject us to penalties from our customers for late delivery of customer orders, harm our results of operations and damage customer relationships. In addition, we obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms, PCI boards, certain laser assemblies and certain pellicle products from single source suppliers. Although we seek to reduce dependence on sole and limited source suppliers, alternative sources of supply for this equipment remain unavailable or may only be available on unfavorable terms. The partial or complete loss of our sole and limited source suppliers could significantly delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment by a single or limited source supplier could harm our results of operations.

Substantially all of our revenue from flat panel display products is derived from sales to companies located outside the United States, which exposes us to risks that we would not experience with domestic sales.

We expect sales to flat panel display customers in foreign countries to continue to represent nearly all of our revenue in the foreseeable future. A number of factors may adversely affect our international sales and operations, including:

•	political instability and the possibility of hostilities, terrorist attacks, or war;

•	imposition of governmental controls;

•	fluctuations in interest and currency exchange rates;

•	customs and export and import license requirements;

•	restrictions on the export of technology;

•	limited foreign protection of intellectual property rights;

•	periodic local or international downturns;

•	decreases in productivity, temporary plant shutdowns or infrastructure service disruptions resulting from widespread health alerts including Severe Acute Respiratory Syndrome (“SARS”) and warnings of an avian flu pandemic;

•	changes in tariffs; and

•	difficulties in staffing and managing international operations.

If any of these factors occur, our operating results and revenue could be materially and adversely affected.

Our customer qualification and sales cycle is lengthy and unpredictable and requires us to incur substantial costs to make a sale, and if we fail to make a sale, our increased expenses may lead to lower profit margins.

Our flat panel display customers typically expend significant time and effort evaluating and qualifying our products and manufacturing process prior to placing an order. This evaluation and qualification process frequently results in a lengthy sales cycle, typically ranging from nine to twelve months and sometimes longer. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products. We expect that our High-Performance Digital Imaging segment will also be characterized by lengthy sales cycles as we anticipate that customers in the defense, security and medical industries will also generally expend significant time and effort evaluating our products and processes prior to placing an order.

In addition, our customers’ purchases of our products are frequently subject to unplanned delays and rescheduling, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. Unplanned delays in the purchase or installation of our products have occurred in the past, and may continue to occur, as a result of delays in the installation of other manufacturers’ equipment at a customer’s facilities. Long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

Our ability to efficiently and effectively implement our strategy of using both domestic and outsourced offshore manufacturing may impact our profitability.

Our ability to successfully compete in our current flat panel display markets may be determined in part by our ability to efficiently and effectively implement our strategy of using both domestic and offshore manufacturing. Our offshore manufacturing facilities may at times create excess capacity in our domestic manufacturing facilities which may in turn cause an increase in costs due to the under-utilization of our San Jose facilities. If our offshore manufacturing strategy is successful, we may increase our offshore capacity and move additional manufacturing offshore. This new offshore strategy contributed to an approximately $2.8 million impairment charge we recorded in the quarter ended March 31, 2007 as a result of excess capacity in one of our remaining domestic manufacturing facilities. If we continue to be successful in executing our offshore manufacturing strategy, it may result in additional asset impairment charges by creating excess capacity in our domestic manufacturing facilities.

In addition, a number of factors may adversely affect our existing international manufacturing operations and ability to execute our offshore manufacturing strategy, including:

•	political instability and the possibility of hostilities, terrorist attacks, or war;

•	imposition of governmental controls;

•	fluctuations in interest and currency exchange rates;

•	limited foreign protection of intellectual property rights;

•	trade restrictions;

•	periodic or local international downturns;

•	decreases in productivity, temporary plant shutdowns or infrastructure service disruptions resulting from widespread health alerts such as those relating to SARS and avian flu outbreaks; and

•	difficulties in staffing and managing international manufacturing.

If any of these factors occur, our operating results and revenue could be materially and adversely affected.

Any failure of, or other problems at or with, our third party manufacturers could delay shipments of our products, harm our relationships with our customers or otherwise negatively impact our business.

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

The markets in which we compete are highly competitive. We face substantial competition from established competitors that have greater financial, engineering and manufacturing resources than us and have larger service organizations and long-standing customer relationships. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures may force price reductions that could harm our results of operations. Our customers may also develop technology and equipment that may reduce or eliminate their need to purchase our products. Although we believe we have certain technological and other advantages over our competitors, maintaining and capitalizing on these advantages will require us to continue a high level of investment in engineering, research and development, marketing and customer service support. There can be no assurance that we will have sufficient resources to continue to make these investments or that we will be able to make the technological advances necessary to maintain our competitive advantages.

Our success depends in large part on the strength of active matrix liquid crystal display technology in the flat panel display industry.

While our technology is applicable to other flat panel display technologies, our experience has been focused on applications for active matrix liquid crystal displays, the most prevalent and one of the highest performance flat panel displays available today. We derive a substantial majority of our revenue from flat panel display products, substantially all of which are based on the active matrix liquid crystal display technology. An industry shift away from active matrix liquid crystal display technology to existing or new competing technologies could reduce the demand for our existing products and require significant expenditures to develop new products, each of which could harm our business. For example, if the AMLCD television market has a significant shift to plasma technology, it would negatively affect LCD manufacturers’ fab planning and our business would be negatively impacted.

We may have difficulty integrating businesses or assets that we have acquired or developed in new ventures and may acquire or develop in the future, and we may not realize the benefits that we expect from these acquisitions and new ventures.

In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources or partner with other companies to develop new technologies. As a part of this effort, we may make additional acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. For example, in the fourth quarter of our fiscal 2007 we purchased Salvador Imaging, through which we will seek to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets, and unique inspection capabilities in industrial applications.

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

In addition, we may also elect to change our strategic direction and may no longer have need for the acquired businesses or new technologies. For example, in fiscal 2007 we stopped funding NB Digital, which we acquired in November 2002 and which subsequently went into bankruptcy and ceased operations. In the third quarter of fiscal 2004, we sold all of our assets related to our TFT-LCD backlight inverter business acquired in September 2002. In 2003, we exited the printed circuit board assembly, cathode ray tube display and high quality glass inspection businesses. As a result, some or all of the technologies acquired in connection with certain of our prior acquisitions have been abandoned. Future acquisitions may also result in potentially dilutive issuances of equity securities, incurrence of debt and contingent liabilities and amortization expenses related to acquired intangible assets, which could harm our profitability.

We may never achieve or sustain profitability in our High-Performance Digital Imaging business segment.

We commenced operations in our High-Performance Digital Imaging segment with our acquisition of Salvador Imaging in July 2007. Because we have limited experience in this market segment, it is difficult for us to predict our operating results and the ultimate size of the market for our products. There can be no assurance that we will be successful in the introduction, marketing and cost-effective manufacture of any new products, that we will be able to develop and introduce new products on a timely basis, that we will be able to scale our operations from the current low volumes to more substantial commercial volumes, or that we will be able to enhance our existing products to satisfy customer needs. We expect operating expenses for this segment to increase over the next several years as we hire additional sales and marketing personnel and develop our technology and new products. In future periods, revenues could decline and, accordingly, we may not be able to achieve profitability in this segment. Even if we do achieve profitability in this segment, we may not be able to sustain or increase profitability on a consistent basis.

If the products developed within our High-Performance Digital Imaging segment become successful, we may derive a significant portion of our revenue from customers that receive their funding for our products from U.S. government contracts, which are subject to unique risks.

The defense industry is the chief market for products within our High-Performance Digital Imaging segment. If we are successful in developing and marketing our products in the segment, we may significantly increase our revenue derived directly or indirectly from U.S. government contracts awarded to our customers or us under various U.S. government programs. The funding of such programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions that are beyond our control. In addition to normal business risks, contracts involving the U.S. government are subject to unique risks, including the following, which may be beyond our control.

The funding of U.S. government programs is subject to congressional appropriations.  Many of the U.S. government programs in which we or our customers may participate could extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. If we or our customers are successful in participating in a U.S. government program, the termination of funding for that U.S. government program would result in a loss of anticipated future revenues attributable to that program.

The U.S. government would have the ability to modify, curtail or terminate contracts.  The U.S. government may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Because our customers will likely depend on contracts with the U.S. government, modification, curtailment or termination of their contracts with the U.S. government could have an adverse effect on our results of operations and financial condition.

Our contract costs would be subject to audits by U.S. government agencies.  U.S. government representatives could have the right to audit the costs that we incur in connection with work performed as a subcontractor under a

U.S. government contract, including allocated indirect costs. If an audit were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions.

Our business could be subject to potential U.S. government inquiries and investigations.  If we are successful in participating directly or indirectly in a U.S. government program, we would be subject to U.S. government inquiries and investigations of our business practices upon any findings of potential improprieties due to our participation in government contracts. Any such inquiry or investigation could potentially result in an adverse effect on our results of operations and financial condition.

Contracts with the U.S. government would be subject to specific procurement regulations and other requirements affecting us or our customers.  These requirements, although customary in U.S. government contracts, may increase our performance and compliance costs, which could have a negative effect on our financial condition. Our ability to do business with government contractors would be dependent on complying with various registration and licensing requirements, such as the International Traffic in Arms Regulations (ITAR) certification that we recently received for our High-Performance Digital Imaging business. Certain of our high-performance digital imaging cameras are subject to other restrictions and requirements under U.S. laws and regulations. Failure to comply with these regulations and requirements could cause our licenses or permits to be revoked or suspended, or lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting.

Certain U.S. government programs are subject to security classification restrictions on information.  We may participate in programs that are subject to security classification restrictions (“restricted business”), which could limit our ability to discuss details about these programs, their risks or any disputes or claims relating to such programs. As a result, investors might have less insight into our restricted business than other businesses of the company or could experience less ability to evaluate fully the risks, disputes or claims associated with such restricted business.

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

Our corporate offices and manufacturing facilities and our customers’ manufacturing facilities may be subject to disruption from natural disasters.

Operations at our corporate offices and manufacturing facilities are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, fire, earthquake, energy shortages, flooding or other natural disasters. Our corporate offices and manufacturing facilities in California are located near major earthquake faults, which have experienced earthquakes in the past. The manufacturing facilities that we increasingly rely on in Asia are also subject to similar disruptions. Such disruptions could cause delays in shipments of products to our customers. We cannot ensure that alternate production capacity would be available if a major disruption were to occur or that, if it were available, it could be obtained on favorable terms. Such disruptions could result in cancellation of orders or loss of customers and could seriously harm our business. It could also significantly delay our research and engineering efforts for the development of new products, most of which is conducted at our California facilities.

Operations at our customers’ manufacturing facilities are subject to the same disruptions that may affect our facilities. Any such disruption could result in the delay of scheduled delivery dates for products ordered by affected customers, the cancellation of existing orders, and the delay of future orders, all of which could seriously harm our business.

We rely upon certain critical information systems for our daily business operation. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operation.

Our global operations are linked by information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. Despite our network security measures, our products, tools and servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems and with our products at customer sites. Any such event could have an adverse effect on our business, operating results, and financial condition.

We may experience difficulties with our enterprise resource planning (“ERP”) system and other IT systems. System failure or malfunctioning may result in disruption of operations and the inability to process transactions, and this could adversely affect our financial results.

System failure or malfunctioning could disrupt our ability to timely and accurately process and report key components of the results of our consolidated operations, our financial position and cash flows. Any disruptions or difficulties that may occur in connection with our ERP system or other systems could also adversely affect our ability to complete important business processes such as the evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unforeseen problems with regard to our ERP system or other systems, our business could be adversely affected.

RISKS RELATING TO OWNING OUR COMMON STOCK

Our stock price may fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to variations in quarterly operating results and other factors, such as:

•	the need to restate our consolidated financial statements;

•	announcements of technological innovations or new products by us or by our competitors;

•	failure to comply with government regulations;

•	developments in patent or other property rights; and

•	developments in our relationships with our customers.

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

RISKS RELATING TO OUR RESTATEMENTS AND RELATED MATTERS

Our current restatement of our consolidated financial statements and related events, as well as possible future restatements, may have a material adverse effect on our business.

As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, we have restated our financial results for the fiscal years ended September 30, 2003 through 2006. Our customers, suppliers, investors and current and prospective employees may react negatively to the restatement, which could have an adverse effect on our business and results of operations. As long as we continue to have one or more unremediated material weaknesses in our internal control over financial reporting, we may in the future identify additional reasons to restate our financial results. Furthermore, the threshold for causing us to restate financial information in the future is potentially very low in the current regulatory environment due in part to the fact that we currently, and in the near future, expect to operate at close to break-even levels of earnings or loss. If, as a result of any of the matters described above, we are required to amend this report or restate certain of our financial information, it may have a material adverse effect on our business and results of operations.

If we do not comply with the requirements of NASDAQ, our common stock may be delisted from the NASDAQ National Market.

We have received letters from the staff of NASDAQ stating that, as a result of the delayed filings of our June 30, 2007 Form 10-Q and our September 30, 2007 Form 10-K we are subject to delisting from the NASDAQ National Market. To date, NASDAQ has granted an exception to the listing requirement, pending further review, and subject to us filing our delinquent reports by specified dates. However, there can be no assurance that the Listing Council will decide to allow our common stock to remain listed on the NASDAQ National Market. In addition, if the SEC disagrees with the manner in which we have accounted for the financial impact of the restatement, we could experience further delays in filing subsequent SEC reports that could result in delisting of our common stock from the NASDAQ National Market.

If our common stock is delisted from the NASDAQ National Market, it would subsequently trade on the Pink Sheets, which may reduce the price of the our common stock and the liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets would materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to the company or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our principal properties at September 30, 2007 is as follows:

Location	Type	Principal Use	Footage	Ownership

San Jose, California	Office and plant	Headquarters, marketing, sales, administration, manufacturing, research, engineering	128,520	Leased
Markham, Ontario, Canada*	Office	Sublet	50,000	Leased
San Jose, California	Office and plant	Vacant	22,000	Owned
DaeJeon, Korea	Office	Sales, service, marketing, administration, research	12,000	Leased
Seongnam, Korea	Office	Sales, service, marketing, administration, research	11,000	Leased
Hsin Chu, Taiwan	Office	Sales, service, marketing, administration, research	10,236	Leased

*	Terminated in November 2007.

We also lease office space for other, smaller research, sales and service offices in several locations around the world. In addition, we lease approximately 8,200 square feet of manufacturing and office space in South Korea and approximately 5,800 square feet of manufacturing and office space in Colorado Springs, Colorado, for use by Salvador Imaging. Our operating leases expire at various times through December 2010, with most having renewal options at the fair market value for additional periods up to five years. Additional information on these leases is included in Note 13 of the “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data.” We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have adequate capacity for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Photon Dynamics and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeal for the State of California upheld the trial court’s judgment and award.

As of December 31, 2007, we have paid approximately $6.3 million, net of VAT amounts refunded, to foreign customs authorities in connection with our settlements regarding underpayment of customs duties for warranty parts and expect to pay approximately $1.3 million more to settle all known amounts with foreign customs authorities. We have not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, we have not concluded any settlement with U.S. authorities with respect to our failure to make certain filings in connection with the export of warranty parts. We have commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with our exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of our failure to comply with U.S. filing obligations may subject us to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.

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

No matters were submitted to a vote of our security holders during the quarter ended September 30, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Price

Our common stock is traded on the NASDAQ National Market under the symbol “PHTN.” The following table sets forth the high and low closing sales prices of our common stock as traded on the NASDAQ National Market for the periods indicated.

	December 31,	March 31,	June 30,	September 30,
Fiscal 2007 Quarter Ended	2006	2007	2007	2007

High	$11.76	$12.80	$10.99	$9.09
Low	$11.39	$12.38	$10.72	$8.98

	December 31,	March 31,	June 30,	September 30,
Fiscal 2006 Quarter Ended	2005	2006	2006	2006

High	$19.26	$22.72	$19.75	$13.48
Low	$16.74	$17.47	$12.52	$10.30

The closing price for our common stock as reported by the NASDAQ National Market on January 2, 2008 was $8.08 per share. As of January 2, 2008, there were approximately 139 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Share Repurchase Program

On August 21, 2006, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to a maximum of 1.1 million outstanding shares of our common stock. During fiscal 2006, the repurchases were made from time to time on the open market at prevailing prices and in negotiated transactions off the market as management deemed appropriate. The purchases were funded from available working capital, and the repurchased shares have either been retired or used for ongoing stock issuances. In fiscal 2007, we did not make any repurchases as management determined that additional purchases were not warranted. Although we do not anticipate any additional purchases, the timing and actual number of additional shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.

In fiscal 2006, we repurchased the following shares under this plan:

			Total Shares
		Average	Purchased	Shares Yet
	Total Shares	Price Paid	as Part	to be Purchased
	Purchased	per Share	of the Plan	Under the Plan

August 1 through August 31, 2006	503,581	$13.17	503,581	596,419
September 1 through September 30, 2006	26,020	$13.35	529,601	570,399

Performance Measurement Comparison

The following graph shows the total shareholder return of an investment of $100 in cash on September 30, 2000 for (i) Photon Dynamics’ Common Stock, (ii) the NASDAQ Stock Market (U.S.) Composite Index, and (iii) the Philadelphia Semiconductor Index. All values assume reinvestment of the full amount of all dividends and are calculated as of September 30 of each year:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Photon Dynamics, Inc., The NASDAQ Composite Index
And The Philadelphia Semiconductor Index

* $100 invested on 9.30.02 in stock or index-including reinvestment of dividends.

Fiscal year ending September 30.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables include selected consolidated summary financial data for each of our last five fiscal years. As discussed in Note 2 “Restatements of Consolidated Financial Statements and Company Findings” of “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data,” our selected consolidated financial data as of and for our fiscal years ended September 30, 2006, 2005, 2004 and 2003 have been restated to correct our past accounting for Customs and Duties expense and certain other adjustments. This data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended September 30, 2007, 2006 and 2005, and the consolidated balance sheet data as of September 30, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended September 30, 2004 and 2003, and the consolidated balance sheet data as of September 30, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this report.

In fiscal 2003, we discontinued operations in two business segments: the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these businesses have been reclassified as discontinued operations for all periods presented. We currently operate in two business segments: the manufacture and servicing of test equipment for the flat panel display industry and the design and manufacture of high-performance digital cameras for the defense, industrial inspection and medical industries.

As more fully described in Note 2, “Restatements of Consolidated Financial Statements and Company Findings” of “Notes to Consolidated Financial Statements” included under Part II, Item 8 of this Annual Report on Form 10-K, we have restated our consolidated financial results for our fiscal years 2003 through 2006. For purposes of comparison, the tables below show selected data as previously reported, the restatement adjustments that were made to the selected data, and selected data reflecting all such restatement adjustments. We have not issued restated financial statements for our 2003 through 2006 fiscal years, but selected unaudited information about the restatement adjustments for those periods is presented below. We have also recorded entries relating to periods prior to fiscal 2003, which resulted in a cumulative reduction in accumulated deficit as of October 1, 2002 of approximately $116,000. This adjustment is comprised mainly of customs and duties expenses, as discussed in more detail in Note 2.

	Year Ended September 30,
(As Previously Reported for the 2003 Through 2006 Fiscal Years)	2007		2006		2005		2004		2003
			As		As		As		As
			previously		previously		previously		previously
			reported		reported		reported		reported
	(In thousands, except per share data)

Consolidated Statements of Operations:
Revenue	$74,267		$172,872		$125,813		$141,870		$67,196
Income (loss) from operations	(38,982)		1,412		(21,161)		6,860		(30,692)
Income (loss) from continuing operations before discontinued operations	(35,072	)(1)	4,207	(2)	(19,567	)(3)	11,085	(4)	(27,780	)(5)
Income (loss) from discontinued operations	—		(127)		256		(1,391)		(44,592)
Net income (loss)	$(35,072)		$4,080		$(19,311)		$9,694		$(72,372)
Income (loss) per share from continuing operations before discontinued operations:
Basic	$(2.09	)(1)	$0.25	(2)	$(1.16	)(3)	$0.67	(4)	$(1.73	)(5)
Diluted	$(2.09	)(1)	$0.25	(2)	$(1.16	)(3)	$0.65	(4)	$(1.73	)(5)
Income (loss) per share from discontinued operations:
Basic	$—		$(0.01)		$0.02		$(0.08)		$(2.77)
Diluted	$—		$(0.01)		$0.02		$(0.08)		$(2.77)
Net income (loss) per share:
Basic	$(2.09	)(1)	$0.24	(2)	$(1.14	)(3)	$0.58	(4)	$(4.50	)(5)
Diluted	$(2.09	)(1)	$0.24	(2)	$(1.14	)(3)	$0.57	(4)	$(4.50	)(5)
Consolidated Balance Sheets:
Cash, cash equivalents and short-term investments	$83,810		$102,769		$93,026		$84,155		$116,469
Working capital	88,599		121,411		116,488		132,335		125,624
Total assets	148,261		177,613		183,684		207,900		161,919
Other non-current liabilities	5,419		119		1,008		1,528		193
Shareholders’ equity	118,184		144,381		142,594		159,959		144,143

	Year Ended September 30,
	2007		2006	2005	2004	2003
(Restatement Adjustments for the 2003 Through 2006 Fiscal Years)			Adjustments(6)	Adjustments(6)	Adjustments(6)	Adjustments(6)
	(In thousands, except per share data)

Consolidated Statements of Operations:
Revenue	$	N/A	$—	$—	$—	$—
Income (loss) from operations		N/A	(1,486)	(1,117)	(550)	(403)
Income (loss) from continuing operations before discontinued operations		N/A	(2,039)	(1,562)	(713)	(592)
Income (loss) from discontinued operations		N/A	—	—	—	—
Net income (loss)	$	N/A	$(2,039)	$(1,562)	$(713)	$(592)
Income (loss) per share from continuing operations before discontinued operations:
Basic	$	N/A	$(0.12)	$(0.09)	$(0.05)	$(0.03)
Diluted	$	N/A	$(0.12)	$(0.09)	$(0.04)	$(0.03)
Income (loss) per share from discontinued operations:
Basic	$	N/A	$—	$—	$—	$—
Diluted	$	N/A	$—	$—	$—	$—
Net income (loss) per share:
Basic	$	N/A	$(0.12)	$(0.09)	$(0.04)	$(0.04)
Diluted	$	N/A	$(0.12)	$(0.09)	$(0.04)	$(0.04)
Consolidated Balance Sheets:
Cash, cash equivalents and short-term investments	$	N/A	$—	$—	$—	$—
Working capital		N/A	(5,116)	(2,983)	(1,421)	(708)
Total assets		N/A	3,157	1,798	911	491
Other non-current liabilities		N/A	—	—	—	—
Shareholders’ equity		N/A	(5,116)	(2,983)	(1,421)	(708)

	Year Ended September 30,
	2007		2006		2005		2004		2003
(As Restated for the 2003 Through 2006 Fiscal Years)
			As restated		As restated		As restated		As restated
	(In thousands, except per share data)

Consolidated Statements of Operations:
Revenue	$74,267		$172,872		$125,813		$141,870		$67,196
Income (loss) from operations	(38,982)		(74)		(22,278)		6,310		(31,095)
Income (loss) from continuing operations before discontinued operations	(35,072	)(1)	2,168	(2)	(21,129	)(3)	10,372	(4)	(28,372	)(5)
Income (loss) from discontinued operations	—		(127)		256		(1,391)		(44,592)
Net income (loss)	$(35,072)		$2,041		$(20,873)		$8,981		$(72,964)
Income (loss) per share from continuing operations before discontinued operations:
Basic	$(2.09	)(1)	$0.13	(2)	$(1.25	)(3)	$0.62	(4)	$(1.76	)(5)
Diluted	$(2.09	)(1)	$0.13	(2)	$(1.25	)(3)	$0.61	(4)	$(1.76	)(5)
Income (loss) per share from discontinued operations:
Basic	$—		$(0.01)		$0.02		$(0.08)		$(2.77)
Diluted	$—		$(0.01)		$0.02		$(0.08)		$(2.77)
Net income (loss) per share:
Basic	$(2.09	)(1)	$0.12	(2)	$(1.24	)(3)	$0.54	(4)	$(4.54	)(5)
Diluted	$(2.09	)(1)	$0.12	(2)	$(1.24	)(3)	$0.53	(4)	$(4.54	)(5)
Consolidated Balance Sheets:
Cash, cash equivalents and short-term investments	$83,810		$102,769		$93,026		$84,155		$116,469
Working capital	88,599		116,295		113,505		130,914		124,916
Total assets	148,261		180,770		185,482		208,811		162,410
Other non-current liabilities	5,419		119		1,008		1,528		193
Shareholders’ equity	118,184		139,265		139,611		158,538		143,435

(1)	Includes a restructuring charge of approximately $1.4 million related to a Company-wide restructuring and the discontinuation of the PanelMasterTM product line, an impairment charge of approximately $2.8 million related to the impairment of an idle manufacturing facility, net stock-based compensation of approximately $2.0 million related to our stock option plans and our employee stock purchase plan, an acquired in-process research and development charge of approximately $1.1 million in connection with the acquisition of Salvador Imaging and charges for amortization of intangibles of approximately $1.7 million.

(2)	Includes a restructuring charge of approximately $30,000 related to the restructuring of the Company’s Markham, Canada location, an impairment charge of approximately $81,000 related to the impairment of manufacturing capital equipment and charges for amortization of intangibles of approximately $1.5 million. Effective October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payments,” and as a result, fiscal 2006 includes net stock-based compensation of approximately $4.0 million related to our stock option plans and our employee stock purchase plan. There were no comparable charges in previous fiscal years.

(3)	Includes a restructuring charge of approximately $1.2 million related to the restructure of the Company’s Markham, Canada location, an impairment charge of approximately $637,000 related primarily to impairment of manufacturing capital equipment and charges for amortization of intangibles of approximately $1.5 million.

(4)	Includes a goodwill impairment charge of approximately $665,000, purchased intangible asset write-off of approximately $2.1 million and property and equipment impairment charges of approximately $234,000, all related to the suspension of the low-temperature poly-silicon (“LTPS”) and inverter product lines; acquired in-process research and development charge of approximately $210,000 in connection with the acquisition of certain assets from Quantum Composers, Inc.; gain on fixed assets of approximately $427,000 related to the sale of the TFT-LCD Backlight Inverter Business, and charges for amortization of intangibles of approximately $789,000.

(5)	Includes a goodwill impairment charge of approximately $10.0 million related to the Akcron and RTP Assets, purchased intangible asset write-off of approximately $3.5 million related to the Akcron and RTP Assets, and an acquired in-process research and development charge of approximately $2.5 million related to the acquisition of certain assets from Intevac related to Intevac’s Rapid Thermal Processing Division and the acquisition of substantially all the assets of Summit Imaging, and charges for amortization of intangibles of approximately $1.2 million.

(6)	For a discussion of the adjustments related to the restatement, see “Restatement of Financial Statements Internal Review off Customs Practices, Remediation Plan and Related Proceedings” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Part I Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Generally, the use of words such as “may,” “will,” “could,” “would,” “should,” “plans,” “anticipates,” “relies,” “expects,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms, or other comparable terminology and similar expressions identify forward-looking statements. The information included in this Annual Report on Form 10-K is as of the filing date with the SEC and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

BUSINESS AND COMPANY OVERVIEW

Our Company

We are a leading global supplier of integrated yield enhancement solutions for the flat panel display market. We utilize our advanced digital imaging technology to develop systems that enable flat panel display manufacturers to collect and analyze data from the production line and quickly diagnose and repair process-related defects, thereby allowing manufacturers to decrease material costs and improve throughput. Our customers use our systems to increase manufacturing yields of high performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.

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

We sell our products to manufacturers in the flat panel display industry. Our customers are located primarily in South Korea, Taiwan, Japan, and China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. A substantial percentage of our revenue is derived from the sale of a small number of yield enhancement systems that in fiscal 2007 ranged in price from $450,000 to $3.4 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.

While our products have been historically manufactured in San Jose, California, during the second quarter of our fiscal 2007, we began manufacture of certain of our ArraySavertm products in Daejon, Korea and have begun to outsource both our ArraySavertm and ArrayTester products to third party manufacturers. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 20 to 36 weeks.

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

Flat Panel Display Industry Trends

At the end of the first half of calendar year 2006, there was an oversupply of flat panel display products in the consumer market, particularly in the television market. Flat panel display manufacturers responded by scaling back factory utilization rates and dropping panel average selling prices, which eroded the manufacturers’ profits. As a result, our customers began delaying investment plans for additional capacity.

In calendar year 2007, the majority of flat panel display manufacturers scaled back their investment plans until they could evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. As a result, we experienced both lower levels of bookings due to factory investment delays and lower revenue in our fiscal year 2007 as compared to fiscal year 2006. Demand for notebook, monitor and television LCD products was strong during 2007 compared to 2006. Relatively strong demand and the delay in adding new manufacturing capacity during the second half of 2006 and 2007 resulted in supply approaching equilibrium with demand. Industry sources show that panel prices have begun to stabilize due to tightening supply, which improved the profitability of LCD manufacturers in the second half of the 2007 calendar year. Flat panel display manufacturers’ efforts to balance supply with demand were realized, improving the health of the flat panel display industry. With supply and demand equilibrium, flat panel display prices stabilized and in some cases increased. Across the industry, flat panel display manufacturers returned to profitability in mid-2007. The combination of delayed manufacturing capacity investments over the past five quarters and strong demand for IT and television displays has created a capacity shortfall, particularly for larger-sized panels. Flat panel display manufacturers are now investing to add capacity into existing Generation 5, Generation 6 and Generation 7 lines as well as accelerating Generation 8 plans in order meet forecasted demand. Growth in notebook display demand and robust flat-screen television adoption fuel an optimistic outlook for stable supply and demand in calendar year 2008 and 2009. While we expect that flat panel display manufacturers will again begin to make new factory investments and upgrades to existing factories during the second half of calendar year 2008, we can provide no assurances that this anticipated industry recovery will occur.

In response to management’s review of our Company’s global operations in light of anticipated dynamics in the flat panel display market environment, in February 2007 we implemented a company-wide cost reduction plan designed to accelerate achieving the Company’s objective of consistent profitability. The plan included several cost cutting initiatives including a reduction in our work-force. As a result of the restructuring, we incurred severance-related restructuring charges of approximately $1.0 million during the three month period ended March 31, 2007. In addition, as a result of management’s commitment to our offshore manufacturing program we recorded approximately $2.8 million in impairment charges associated with writing down one of our U.S. manufacturing facilities to fair value and with writing off certain capital equipment used in the manufacturing process. By implementing this plan, we hope to better align our expenses with our core business strategy and lower our breakeven point, without substantially affecting key R&D investments or affecting customer support. We believe that going forward our principal focus will be on achieving profitability in our core business and investing in new ventures that will provide future growth opportunities.

Leveraging Core Technologies

The core technology that drives our leadership in the flat panel display market is advanced digital imaging. In April 2007, we entered into agreements with Salvador Imaging, an international supplier of high-performance digital cameras for defense and industrial applications, to form a new venture that would address emerging low light markets. In July 2007, we entered into agreements with Salvador Imaging to acquire 100% of the issued and outstanding shares of Salvador Imaging.

Our new venture will combine the digital imaging core competencies of Photon Dynamics and Salvador Imaging as well as our operational and manufacturing strengths to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets, and unique inspection capabilities in industrial applications. We are developing evaluation units and are actively engaged in marketing and sales activities; however, we anticipate that the sales cycle for these markets will be lengthy and it is uncertain if and when we will generate revenue from this new venture. The activity of Salvador Imaging for the period from the July 27, 2007 date of purchase through September 30, 2007 was immaterial to the Company’s consolidated financial statements.

Backlog

Our backlog consists of work-in-process and unshipped system orders, unearned revenue and systems in deferred gross margin. As of September 30, 2007, our backlog was approximately $60.5 million, compared to approximately $71.0 million as of September 30, 2006. We expect to ship or to recognize revenue on the majority of the September 2007 backlog within the next six to twelve months. All customer orders are subject to delay or cancellation and any assessable penalties or other provisions may not be collectible or enforceable against our customers due to the limited number of customers. We may also be unable to obtain reimbursement for any costs incurred on a cancelled or postponed order. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.

RESTATEMENT OF FINANCIAL STATEMENTS, INTERNAL REVIEW OF CUSTOMS PRACTICES, REMEDIATION PLAN AND RELATED PROCEEDINGS

Background on Restatements Related to Customs Duties for Warranty Parts

In the first quarter of fiscal 2007, our management voluntarily began a review of the Company’s practices with respect to the payment of customs duties for warranty parts in response to concerns raised by our chief financial officer and general counsel. Management, in consultation with our Audit Committee, determined in January 2007 that the Company had maintained incorrect classification and valuation practices with respect to the import of warranty parts into our South Korea, Taiwan, Japan and China field service locations, resulting in the underpayment of customs duties. At that time we estimated that the range of our liability was between approximately $1.0 million and $2.0 million. Because there was no basis to conclude that any amount within this range provided a better estimate than any other amount, we recorded a liability of approximately $1.0 million, which included underpaid duties, penalties and interest. We evaluated the impact and timing of the liability and concluded that the potential adjustment did not have a material effect on the financial statements for fiscal years ended September 30, 2002 through 2006. Accordingly, we recorded the estimated liability at December 31, 2006. Approximately $350,000 of the $1.0 million was recorded to our statement of operations, with the majority of this amount recorded to cost of sales, while approximately $680,000 was capitalized into warranty and spares inventory held at our foreign locations at December 31, 2006.

As the review continued into the third quarter of fiscal 2007, we commenced a process of voluntarily disclosing our historical valuation practices to customs authorities in South Korea, Taiwan, Japan and China with the goal of reaching settlements for past due duty amounts plus interest and penalties if applicable. In July 2007, we negotiated a settlement with the Korean Customs Service in South Korea for our primary South Korean field service location.

This location accounted for the majority of total warranty parts exported by the Company over the five-year period under audit and the settlement represented the majority of total liability to be recorded. Based upon this settlement and assessing the status of our discussions in the other jurisdictions, we revised our estimated liability including associated costs from the approximately $1.0 million recorded at December 31, 2006 to a range of approximately $7.0 million to $8.0 million at June 30, 2007, net of refundable VAT amounts.

In light of the materiality of the revised estimate and that the underpaid duties, penalties and interest largely related to prior periods, our management and Audit Committee determined on July 16, 2007 that it was appropriate to restate: (i) our consolidated financial statements for the years ended September 30, 2004, 2005 and 2006 as contained in our Form 10-K for the year ended September 30, 2006; (ii) the unaudited quarterly financial data for the first two quarters in the fiscal year ended September 30, 2007; and (iii) the unaudited quarterly financial data for all quarters in the fiscal year ended September 30, 2006. Our management and Audit Committee discussed their conclusions with our independent registered public accounting firm. We disclosed these determinations in a Form 8-K on July 18, 2007.

Management’s internal review, conducted with the oversight of the Audit Committee and in consultation with outside advisers both in the United States and in the affected Asian countries, concluded that for a period of at least five years, there was a routine practice of underreporting the value of warranty parts shipped to and between Korea, Taiwan, China and Japan. A number of employees of the Company, including former executive officers, either knew or should have known that the Company’s customs practices were non-compliant.

We have continued to work with the remaining customs agencies and reached settlements in September and October of 2007 in South Korea, Taiwan, and China and are in the process of reaching settlement in Japan. As a result, we determined the customs duty and nonrefundable VAT, interest and penalty liability, including the effect of historical foreign exchange rates, to be as follows at September 30, 2007:

September 30,
2007
(In thousands)

South Korea	$3,917
Taiwan	2,130
Japan	49
China	1,148

Total liability	7,244
Amounts paid at September 30, 2007	(3,691)

Net liability at September 30, 2007	$3,553

In addition, we determined total refundable VAT in all locations to be approximately $4.1 million. As of September 30, 2007, we had paid and received a refund for approximately $3.5 million.

We currently estimate our total costs, including duties, penalties and interest as well as legal, accounting and other costs associated with the restatement, to be in the range of $11.0 million to $12.0 million. In addition, we have commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with our exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of our failure to comply with U.S. filing obligations may subject us to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.

The increased estimates as of June 30, 2007 and September 30, 2007 compared to the original estimate as of December 31, 2006 were primarily due to the following factors:

1. Increased Span of Korean Audit.  The December estimate assumed that duties would be subject to a two-year statute of limitations. However, the Korean customs authorities determined that a five-year statute of limitations was the appropriate period.

2. Foreign Currency Effect:  The December estimate was based on then-prevailing exchange rates. The customs authorities, however, determined that it was appropriate to use the exchange rates prevailing at the date of import into the country.

3. Lower Declared Values:  The December estimate assumed that the Company had valued warranty parts at 10% of standard cost when in fact a lower, de minimis value was often assigned for customs duty purposes.

4. Computed Value:  The December estimate assumed that it was appropriate to value parts based on inventory costs plus a calculated transfer-price mark-up (8%). As a result of the settlement with the Korean Customs Service, the June estimate was calculated using a mark-up based on the Company’s average historical gross margins.

5. Interest and Penalties:  The December estimate used an interest rate of 5% per annum and assumed penalties of between 7% and 10% of the underpaid amounts owed in Korea. After discussion with the Korean Customs Service, the interest rate and penalties totaled 20% of the underpaid amounts owed in Korea.

6. Value Added Tax (VAT) Recoverability:  The December estimate assumed that VAT paid in China and Taiwan would be refundable. After discussions with customs authorities in China and Taiwan, it was determined that VAT would not be deemed refundable in China and would only be deemed creditable against future VAT payments in Taiwan.

7. Excluded Parts:  The December estimate excluded certain parts that management believed had already been subject to audit by the Korean Customs Service After review, it was determined that these parts had not been audited and the revised estimates included these parts.

8. Drawback Calculation:  The December estimate assumed that duties on returned merchandise would be refundable. After discussions with the relevant customs authorities, the June estimate significantly reduced these drawback assumptions.

Adjustments identified as a result of the Company’s voluntary review and disclosure to customs authorities aggregate to the following effects on the Company’s consolidated statements of operations for all affected periods:

	Three Months Ended				Year Ended September 30,
	March 31,		December 31,
	2007		2006		2006	2005	2004	2003	2002
	(In thousands)

Consolidated Statement of Operations Data:
Understatement of cost of revenue	$291	(1)	$181	(2)	$1,624	$1,473	$550	$403	$85
Overstatement (understatement) of interest income and other, net	19	(1)	67	(2)	553	445	164	190	31
Overstatement of net income (loss)	310	(1)	248	(2)	2,177	1,918	713	592	116

(1)	Includes the reversal of approximately $85,000 of additional charges related to the initial estimate of customs liabilities made by the Company in the quarter ended March 31, 2007. This amount included a charge of approximately $67,000 to Cost of revenue and approximately $16,000 to Interest income and other, net.

(2)	Includes the reversal of approximately $350,000 of charges from the initial estimate of customs liabilities made by the Company in the quarter ended December 31, 2006. This amount included a charge of approximately $220,000 to Cost of revenue and approximately $129,000 to Interest income and other, net.

The effect to the Company’s “Interest income and other, net” includes the effects of foreign currency transaction gains and losses incurred to adjust the customs liability to its foreign currency equivalent over the periods presented. The amounts presented above include the initial allocation of the $1.0 million liability recorded in January reallocated to the proper periods.

The aggregate effect to the Company’s consolidated balance sheet data are as follows for all affected periods include:

					September 30,
	March 31,		December 31,
	2007		2006		2006	2005	2004	2003	2002
						(In thousands)

Consolidated Balance Sheet Data:
Understatement of other current assets	$3,808		$3,551		$3,157	$1,798	$911	$491	$81
Overstatement of other assets	14	(1)	682	(3)	—	—	—	—	—
Understatement of other current liabilities	10,217	(2)	8,632	(4)	8,673	5,137	2,332	1,199	197
Understatement of accumulated deficit	6,498		6,113		5,516	3,339	1,421	708	116

(1)	Includes the reversal of $14,000 of additional charges capitalized into field service inventory related to the initial estimate of customs liabilities made by the Company in the quarter ended March 31, 2007.

(2)	Includes the reversal of $89,000 of additional customs liabilities made by the Company in the quarter ended March 31, 2007.

(3)	Includes the reversal of the Company’s initial $682,000 of charges capitalized into field service inventory from the initial estimate of customs liabilities made by the Company in the quarter ended December 31, 2006.

(4)	Includes the reversal of $1.0 million of the original estimated customs liability made by the Company in the quarter ended December 31, 2006.

Background on Restatements Related to Other Accounting Issues

In the course of the preparation of our fiscal 2007 financial statements, we identified certain other errors that related to previously reported periods, including:

•	Over-expensing of certain invoices related to inventory receipts and operating expenses which affected fiscal 2005 and 2006 and the first two quarters of fiscal 2007;

•	An over-accrual of a fiscal 2005 management bonus that was reversed in the first quarter of fiscal 2006; and

•	An over-expensing of certain options related to former executive officers due to problems discovered in the supporting software, which affected fiscal 2006 and the first two quarters of fiscal 2007.

Adjustments identified as a result of these errors aggregate to the following effects on the Company’s consolidated statements of operations for all affected periods:

	Three Months Ended		Year Ended September 30,
	March 31,	December 31,
	2007	2006	2006	2005
	(In thousands)

Consolidated Statement of Operations Data:
Overstatement of cost of revenue	$78	$102	$190	$94
Over (under) statement of research and development	3	59	(157)	225
Overstatement of selling, general and administrative	66	48	105	37
Understatement of net income (loss)	147	209	138	356

Identification of Material Weaknesses

Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2007:

•	The absence of adequate processes for detecting noncompliance with applicable laws and regulations and our employee code of conduct, evaluating the effect of such noncompliance on our financial statements on a timely and accurate basis, and communicating such noncompliance and related evaluation to our Audit Committee;

•	The absence of adequate processes and programs in our control environment to educate employees on our employee code of conduct and applicable laws and regulations; and

•	Insufficient accounting and finance personnel with the knowledge and experience required to ensure an appropriate level of review of financial statement accounts.

As a result of the identified material weaknesses, our management concluded that, as of September 30, 2007 our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of September 30, 2007 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

Beginning the second quarter of fiscal 2007, we have undertaken the following actions in an effort to remediate the first and second material weaknesses described above:

•	Review and evaluation of our internal controls, including our internal reporting processes, to ensure that legal, regulatory and other matters that could have a significant financial statement effect are identified and evaluated and documented by management and escalated on a timely basis, where appropriate, to the Audit Committee.

•	Development, with the assistance of outside advisors, of new valuation and declaration processes to ensure compliance with all customs regulations of each of the countries into which we import parts, including replacing manual invoices with an automated customs commercial invoice process that requires review by legal and finance personnel.

•	Enhanced compliance and ethics training for employees, including implementation of an online compliance system in four languages, increasing awareness of the employee code of conduct through mandatory training for all employees, and reinforcing the ethics policy by requiring an annual ethics certification for all employees; and

•	With respect to personnel who were determined to have known, or who should have known, that the Company’s customs practices were non-compliant, certain of such personnel have been terminated or have otherwise left the Company, and others, including a former executive officer, have had their responsibilities and reporting relationships modified.

With respect to the third material weakness described above, we have initiated a search for qualified candidates for those positions identified as being advisable additions to the finance and accounting staff of the Company. In the interim, certain key positions are being performed by temporary employees and contractors until qualified candidates are found and commence employment with us. We are actively engaged in a search for a new chief financial officer with the goal of filling the position as soon as practicable. We are also working to fill other finance positions as soon as practicable.

We currently are unable to determine when these material weaknesses will be fully remediated and can provide no assurances on the timing of new hires as part of our remediation efforts.

Related Proceedings

NASDAQ Delisting Hearing:  As a result of the ongoing restatement activities we failed to file our Form 10-Q for the quarter ended June 30, 2007 when it was due in August 2007. This failure violated NASDAQ rules, as did our failure to file subsequent periodic reports. On October 25, 2007, we received notice from the NASDAQ Stock Market that the NASDAQ Listing Qualifications Panel had granted the Company’s request for continued listing on the NASDAQ Stock Market conditioned on the Company becoming current with its filings by December 19, 2007. On December 11, 2007 we requested, and on December 26, 2007 we were granted, a conditional extension from the NASDAQ Listing Qualifications Panel of the deadline by which we must become current in our filings to January 23, 2008. We have filed this Form 10-K for the year ended September 30, 2007, which includes the unaudited quarterly financial data for the quarter ended June 30, 2007 and the restated financial data for the periods set forth above, prior to the extended NASDAQ Stock Market deadline, which we believe satisfies the condition for continued listing.

CURRENT RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended September 30, 2007 includes restatements of the following previously filed financial statements and data (and related disclosures):

(a) The consolidated statements of operations, shareholders’ equity and cash flows for the fiscal years ended September 30, 2006 and 2005,

(b) The consolidated balance sheet as of September 30, 2006,

(c) The selected consolidated financial data as of and for the fiscal years ended September 30, 2003 through 2006,

(d) The unaudited quarterly financial data for the first two quarters in the fiscal year ended September 30, 2007 and for all quarters in the fiscal year ended September 30, 2006.

In addition to the restated financial statements included in this document, this Annual Report on Form 10-K also includes the unaudited quarterly financial data for the third quarter in the fiscal year ended September 30, 2007, which had not been previously filed on a Quarterly Report on Form 10-Q.

The impact of the restatement on periods prior to Fiscal 2003 was a net increase of $116,000 to opening accumulated deficit as of October 1, 2002.

The following tables represent the impact of the restatement on our previously reported consolidated statements of operations data for the fiscal years 2003 through 2006.

Consolidated Statements of Operations data for the year ended September 30, 2006

	Year Ended September 30, 2006
	As Previously		As
	Reported	Adjustments	Restated
	(In thousands, except per share data)

Revenue	$172,872	$—	$172,872
Cost of revenue	112,771	1,434	114,205
Research and development	32,420	157	32,577
Selling, general and administrative	24,611	(105)	24,506
Income (loss) from operations	1,412	(1,486)	(74)
Interest income and other, net	3,356	(553)	2,803

Income from continuing operations before income taxes and discontinued operations	4,768	(2,039)	2,729
Provision for income taxes	561	—	561

Income from continuing operations	4,207	(2,039)	2,168
Loss from discontinued operations	(127)	—	(127)

Net income	$4,080	$(2,039)	$2,041

Net income per share from continuing operations:
Basic	$0.25	$(0.12)	$0.13

Diluted	$0.25	$(0.12)	$0.13

Net loss per share from discontinued operations:
Basic	$(0.01)	$—	$(0.01)

Diluted	$(0.01)	$—	$(0.01)

Net income per share:
Basic	$0.24	$(0.12)	$0.12

Diluted	$0.24	$(0.12)	$0.12

Weighted average number of shares:
Basic	16,978	16,978	16,978
Diluted	17,011	17,011	17,011

The following table summarizes the impact of the restatement to Cost of revenues, Research and development, Selling, general and administrative, Interest income and other, net, and Net income for the fiscal year ended September 30, 2006.

		Research	Selling,	Interest
	Cost of	and	General and	Income and	Net
	Revenue	Development	Administrative	Other, Net	Income
			(In thousands)

As previously reported	$112,771	$32,420	$24,611	$3,356	$4,080
Adjustments:
Customs and duties	1,624	—	—	(553)	(2,177)
Other Accounting errors	(190)	157	(105)	—	138

As restated	$114,205	$32,577	$24,506	$2,803	$2,041

Consolidated Statements of Operations data for the year ended September 30, 2005

	Year Ended September 30, 2005
	As Previously		As
	Reported	Adjustments	Restated
	(In thousands, except per share data)

Revenue	$125,813	$—	$125,813
Cost of revenue	82,732	1,379	84,111
Research and development	36,275	(225)	36,050
Selling, general and administrative	24,678	(37)	24,641
Loss from operations	(21,161)	(1,117)	(22,278)
Interest income and other, net	2,218	(445)	1,773

Loss from continuing operations before income taxes and discontinued operations	(18,943)	(1,562)	(20,505)
Provision for income taxes	624	—	624

Loss from continuing operations	(19,567)	(1,562)	(21,129)
Income from discontinued operations	256	—	256

Net loss	$(19,311)	$(1,562)	$(20,873)

Net loss per share from continuing operations:
Basic	$(1.16)	$(0.09)	$(1.25)

Diluted	$(1.16)	$(0.09)	$(1.25)

Net income per share from discontinued operations:
Basic	$0.02	$—	$0.02

Diluted	$0.02	$—	$0.02

Net loss per share:
Basic	$(1.14)	$(0.10)	$(1.24)

Diluted	$(1.14)	$(0.10)	$(1.24)

Weighted average number of shares:
Basic	16,890	16,890	16,890
Diluted	16,890	16,890	16,890

The following table summarizes the impact of the restatement to Cost of revenues, Research and development, Selling, general and administrative, Interest income and other, net, and Net loss for the fiscal year ended September 30, 2005.

		Research	Selling,	Interest
	Cost of	and	General and	Income and	Net
	Revenue	Development	Administrative	Other, Net	Loss
	(In thousands)

As previously reported	$82,732	$36,275	$24,678	$2,218	$19,311
Adjustments:
Customs and duties	1,473	—	—	(445)	1,918
Other Accounting errors	(94)	(225)	(37)	—	(356)

As restated	$84,111	$36,050	$24,641	$1,773	$20,873

Consolidated Statements of Operations data for the year ended September 30, 2004

	Year Ended September 30, 2004
	As Previously		As
	Reported	Adjustments	Restated
	(In thousands, except per share data)

Revenue	$141,870	$—	$141,870
Cost of revenue	83,969	550	84,519
Income from operations	6,860	(550)	6,310
Interest income and other, net	4,802	(164)	4,638

Income from continuing operations before income taxes and discontinued operations	11,662	(713)	10,949
Provision for income taxes	577	—	577

Income from continuing operations	11,085	(713)	10,372
Loss from discontinued operations	(1,391)	—	(1,391)

Net income	$9,694	$(713)	$8,981

Net income per share from continuing operations:
Basic	$0.67	$(0.06)	$0.62

Diluted	$0.65	$(0.06)	$0.61

Net loss per share from discontinued operations:
Basic	$(0.08)	$—	$(0.08)

Diluted	$(0.08)	$—	$(0.08)

Net income per share:
Basic	$0.58	$(0.05)	$0.54

Diluted	$0.57	$(0.06)	$0.53

Weighted average number of shares:
Basic	16,631	16,631	16,631
Diluted	17,087	17,087	17,087

All adjustments in the fiscal year ended September 30, 2004 shown in the table above relate to the Company’s restatement for customs and duties issues.

Consolidated Statements of Operations data for the year ended September 30, 2003

	Year Ended September 30, 2003
	As Previously		As
	Reported	Adjustments	Restated
	(In thousands, except per share data)

Revenue	$67,196	$—	$67,196
Cost of revenue	44,071	403	44,474
Loss from operations	(30,692)	(403)	(31,095)
Interest income and other, net	2,968	(190)	2,778

Loss from continuing operations before income taxes and discontinued operations	(27,724)	(592)	(28,316)
Provision for income taxes	56	—	56

Loss from continuing operations	(27,780)	(592)	(28,372)
Loss from discontinued operations	(44,592)	—	(44,592)

Net loss	$(72,372)	$(592)	$(72,964)

Net loss per share from continuing operations:
Basic	$(1.73)	$(0.03)	$(1.76)

Diluted	$(1.73)	$(0.03)	$(1.76)

Net loss per share from discontinued operations:
Basic	$(2.77)	$—	$(2.77)

Diluted	$(2.77)	$—	$(2.77)

Net loss per share:
Basic	$(4.50)	$(0.04)	$(4.54)

Diluted	$(4.50)	$(0.04)	$(4.54)

Weighted average number of shares:
Basic	16,089	16,089	16,089
Diluted	16,089	16,089	16,089

All adjustments in the fiscal year ended September 30, 2003 shown in the table above relate to the Company’s restatement for customs and duties issues.

Consolidated Quarterly Information

The following statements of operations data presents the impact of the restatement on our previously issued consolidated statements of operations for each of the quarters ended December 31, 2005, March 31, 2006, June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2007. Financial data for the quarter ended June 30, 2007 is also shown, but has not been previously reported and therefore is not restated; however, it is included for comparative purposes.

	Three Months Ended		Three Months Ended
	December 31, 2006		December 31, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Revenue	$21,435	$21,435	$41,633	$41,633
Cost of revenue	15,871	15,950	22,382	22,671
Research and development	7,995	7,936	8,071	8,249
Selling, general and administrative	4,930	4,882	6,851	6,834
Income (loss) from operations	(8,180)	(8,152)	3,895	3,445
Interest income and other, net	1,081	1,014	500	420

Income (loss) from continuing operations before income taxes and discontinued operations	(7,099)	(7,138)	4,395	3,865
Provision for income taxes	101	101	352	352

Income (loss) from continuing operations before discontinued operations	(7,200)	(7,239)	4,043	3,513
Loss from discontinued operations	—	—	(680)	(680)

Net income (loss)	$(7,200)	$(7,239)	$3,363	$2,833

Net income (loss) per share from continuing operations:
Basic	$(0.43)	$(0.44)	$0.24	$0.21

Diluted	$(0.43)	$(0.44)	$0.24	$0.21

Net loss per share from discontinued operations:
Basic	$—	$—	$(0.04)	$(0.04)

Diluted	$—	$—	$(0.04)	$(0.04)

Net income (loss) per share:
Basic	$(0.43)	$(0.44)	$0.20	$0.17

Diluted	$(0.43)	$(0.44)	$0.20	$0.17

Weighted average number of shares:
Basic	16,590	16,590	16,946	16,946
Diluted	16,590	16,590	17,047	17,047

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Revenue	$13,928	$13,928	$50,322	$50,322
Cost of revenue	13,391	13,604	33,069	33,381
Research and development	7,197	7,194	8,560	8,556
Selling, general and administrative	6,550	6,484	6,984	6,959
Income (loss) from operations	(17,433)	(17,577)	1,368	1,085
Interest income and other, net	2,015	1,996	1,019	808

Income (loss) from continuing operations before income taxes and discontinued operations	(15,418)	(15,581)	2,387	1,893
Provision for income taxes	105	105	199	199

Income (loss) from continuing operations before discontinued operations	(15,523)	(15,686)	2,188	1,694
Income (loss) from discontinued operations	—	—	334	334

Net income (loss)	$(15,523)	$(15,686)	$2,522	$2,028

Net income (loss) per share from continuing operations:
Basic	$(0.94)	$(0.95)	$0.13	$0.10

Diluted	$(0.94)	$(0.95)	$0.13	$0.10

Net income per share from discontinued operations:
Basic	$—	$—	$0.02	$0.02

Diluted	$—	$—	$0.02	$0.02

Net income (loss) per share:
Basic	$(0.94)	$(0.95)	$0.15	$0.12

Diluted	$(0.94)	$(0.95)	$0.15	$0.12

Weighted average number of shares:
Basic	16,591	16,591	17,018	17,018
Diluted	16,591	16,591	17,077	17,077

	Three	Three Months Ended
	Months	June 30, 2006
	Ended	As Previously	As
	June 30, 2007	Reported	Restated
	(In thousands, except per share data)

Revenue	$14,430	$51,658	$51,658
Cost of revenue	11,215	32,178	32,573
Research and development	6,213	8,508	8,492
Selling, general and administrative	5,831	6,968	6,929
Income (loss) from operations	(8,988)	3,582	3,242
Interest income and other, net	327	999	859

Income (loss) from continuing operations before income taxes and discontinued operations	(8,661)	4,581	4,101
Provision for income taxes	72	205	205

Income (loss) from continuing operations before discontinued operations	(8,733)	4,376	3,896
Loss from discontinued operations	—	(127)	(127)

Net income (loss)	$(8,733)	$4,249	$3,769

Net income (loss) per share from continuing operations:
Basic	$(0.52)	$0.26	$0.23

Diluted	$(0.52)	$0.26	$0.23

Net loss per share from discontinued operations:
Basic	$—	$(0.01)	$(0.01)

Diluted	$—	$(0.01)	$(0.01)

Net income (loss) per share:
Basic	$(0.52)	$0.25	$0.22

Diluted	$(0.52)	$0.25	$0.22

Weighted average number of shares:
Basic	16,635	17,047	17,047
Diluted	16,635	17,077	17,077

		Three Months Ended
	Three Months	September 30, 2006
	Ended	As Previously	As
	September 30, 2007	Reported	Restated
	(In thousands, except per share data)

Revenue	$24,474	$29,259	$29,259
Cost of revenue	15,605	25,142	25,580

Research and development	5,404	7,281	7,280
Selling, general and administrative	5,879	3,808	3,784
Loss from operations	(4,265)	(7,433)	(7,846)
Interest income and other, net	853	838	717

Loss from continuing operations before income taxes and discontinued operations	(3,412)	(6,595)	(7,129)
Provision (benefit) for income taxes	3	(195)	(195)

Loss from continuing operations before discontinued operations	(3,415)	(6,400)	(6,934)
Income from discontinued operations	—	346	346

Net loss	$(3,415)	$(6,054)	$(6,588)

Net loss per share from continuing operations:
Basic	$(0.20)	$(0.38)	$(0.41)

Diluted	$(0.20)	$(0.38)	$(0.41)

Net income per share from discontinued operations:
Basic	$—	$0.02	$0.02

Diluted	$—	$0.02	$0.02

Net loss per share:
Basic	$(0.20)	$(0.36)	$(0.39)

Diluted	$(0.20)	$(0.36)	$(0.39)

Weighted average number of shares:
Basic	17,434	16,849	16,849
Diluted	17,434	16,849	16,849

The following tables summarize the impact of the restatement to Cost of revenues, Research and development, Selling, general and administrative, Interest income and other, net, and Net loss for the restated quarters in the fiscal years ended September 30, 2006 and 2007.

	Fiscal 2007
	Three Months	Three Months
	Ended	Ended
	December 31, 2006	March 31, 2007
	(In thousands)

Cost of revenues:
As previously reported	$15,871	$13,391
Adjustments:
Customs and duties	181	291
Other accounting errors	(102)	(78)

As restated	$15,950	$13,604

Research and development:
As previously reported	$7,995	$7,197
Adjustments:
Customs and duties	—	—
Other accounting errors	(59)	(3)

As restated	$7,936	$7,194

Selling, general and administrative:
As previously reported	$4,930	$6,550
Adjustments:
Customs and duties	—	—
Other accounting errors	(48)	(66)

As restated	$4,882	$6,484

Interest income and other, net:
As previously reported	$1,081	$2,015
Adjustments:
Customs and duties	(67)	19
Other accounting errors	—	—

As restated	$1,014	$1,996

Net income (loss):
As previously reported	$(7,200)	$(15,523)
Adjustments:
Customs and duties	(248)	(310)
Other accounting errors	209	147

As restated	$(7,239)	$(15,686)

	Fiscal 2006
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(In thousands)

Cost of revenues:
As previously reported	$22,382	$33,069	$32,178	$25,142
Adjustments:
Customs and duties	358	316	474	476
Other accounting errors	(69)	(4)	(79)	(38)

As restated	$22,671	$33,381	$32,573	$25,580

Research and development:
As previously reported	$8,071	$8,560	$8,508	$7,281
Adjustments:
Customs and duties	—	—	—	—
Other accounting errors	178	(4)	(16)	(1)

As restated	$8,249	$8,556	$8,492	$7,280

Selling, general and administrative:
As previously reported	$6,851	$6,984	$6,968	$3,808
Adjustments:
Customs and duties	—	—	—	—
Other accounting errors	(17)	(25)	(39)	(24)

As restated	$6,834	$6,959	$6,929	$3,784

Interest income and other, net:
As previously reported	$500	$1,019	$999	$838
Adjustments:
Customs and duties	(80)	(211)	(140)	(121)
Other accounting errors	—	—	—	—

As restated	$420	$808	$859	$717

Net income (loss):
As previously reported	$3,363	$2,522	$4,249	$(6,054)
Adjustments:
Customs and duties	(438)	(527)	(614)	(597)
Other accounting errors	(92)	33	134	63

As restated	$2,833	$2,028	$3,769	$(6,588)

Results of fiscal 2007 Quarterly Operations

Revenues in each quarter of fiscal 2007 decreased over each of the comparative quarters in fiscal 2006 as our customers scaled back utilization of existing capacity while they re-assessed the timing of new factory investments and upgrades to existing factories based on then-current market conditions. Revenues did not decrease sequentially quarter over quarter in fiscal 2007 as revenues in each quarter were based on the investment patterns of flat panel display manufacturers, which in turn depended on the then-current and anticipated market demand for products utilizing flat panel displays.

Gross margins in each of the first three quarters of fiscal 2007 decreased over each of the comparative quarters in fiscal 2006, while gross margins in the fourth quarter of fiscal 2007 increased as compared to the fourth quarter of fiscal 2006. The decreases in gross margin in each of the first three quarter of fiscal 2007 as compared to the same quarters in the prior fiscal year were primarily due to a lower mix of higher-margin ArrayCheckertm Systems.

Operating expenses in each quarter of fiscal 2007 generally included less research and development expenses as compared to the same quarters in the prior fiscal year due to lower spending on our Generation 6 and 7 test and repair product development programs and to savings from the restructuring plans initiated in the first and second quarters of fiscal 2007. Selling, general and administrative expenses in each of the first three quarters of fiscal 2007 decreased over each of the comparative quarters in fiscal 2006, while selling, general and administrative expenses in the fourth quarter of fiscal 2007 increased as compared to the fourth quarter of fiscal 2006. The decreases were due primarily to lower costs associated with audit and legal fees, stock compensation charges and savings from the restructuring plans initiated in the first and second quarters of fiscal 2007. The increase in selling general and administrative costs in the fourth quarter of fiscal 2007 as compared to the same quarter in fiscal 2006 was due in part to the legal and audit costs associated with the restatement of our financial statements as contained in this Annual Report on Form 10-K. In addition, we incurred restructuring charges of approximately $446,000 and $1.1 million in the first two quarters of fiscal 2007, respectively, associated with first-quarter discontinuation of our PanelMastertm product line and our second-quarter company-wide restructure. We incurred charges of approximately $2.8 million in the second quarter of fiscal 2007 for the impairment property and equipment including a $2.0 million charge for one of our U.S. manufacturing facilities.

Results of fiscal 2006 Quarterly Operations

Revenues in each quarter of fiscal 2006 increased over each the comparative quarters in fiscal 2005 as our customers continued their expansion of manufacturing capacity. Revenues did not increase sequentially, quarter over quarter in fiscal 2006 as revenues in each quarter were based on the investment patterns of flat panel display manufacturers, which in turn depended on the current and anticipated market demand for products utilizing flat panel displays. Revenues in the fourth quarter of fiscal 2006 were the lowest of the year, as flat panel display manufacturers began scaling back utilization of existing capacity while they re-assessed the timing of new factory investments and upgrades to existing factories based on then-current market conditions.

Gross margins in each of the first three quarters of fiscal 2006 increased over each of the comparative quarters in fiscal 2005, while gross margins in the fourth quarter of fiscal 2006 decreased as compared to the fourth quarter of fiscal 2005. The increases in gross margin in each of the first three quarter of fiscal 2006 as compared to the same quarters in the prior fiscal year were primarily due to a higher mix of higher-margin ArrayCheckertm Systems. Cost of revenue for the fourth quarter of fiscal 2006 included a $3.0 million warranty expense charge related to our agreement to replace two of the four original Generation 7 test systems sold to a customer with a newer version of our Generation 7 test systems, as discussed earlier in this Annual Report.

Operating expenses in each quarter of fiscal 2006 generally included less research and development expenses as compared to the same quarters in the prior fiscal year due to lower spending on our Generation 6 and 7 test, repair and inspection product development programs and to the full-year savings from our April 2005 restructuring associated with the closing of our Markham, Canada location. These cost savings were partially offset by the impact of SFAS No. 123R to the fiscal 2006 quarterly research and development expenses, for which there were no comparable charges in the research and development expenses for the same periods of the prior fiscal year. Selling, general and administrative expenses in each of the first three quarters of fiscal 2006 increased over each of the comparative quarters in fiscal 2005, while selling, general and administrative expenses in the fourth quarter of fiscal 2006 decreased as compared to the fourth quarter of fiscal 2005. The increases in each of the first three quarters of fiscal 2006 as compared to the same quarters in the prior fiscal year were due primarily to costs associated with SFAS No. 123R and higher costs associated with audit and legal fees and increased headcount. In addition, the third and fourth quarter of fiscal 2006 included approximately $50,000 and $31,000 of charges to impair property and equipment.

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

Revenue Recognition

Note 1 of our “Notes to Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K provides a description of our revenue recognition policy. For each arrangement for the sale and installation of equipment, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.

In addition, for arrangements with multiple deliverables, we make additional judgments as to whether each item has value to the customer on a stand-alone basis, whether there is objective and reliable evidence of the fair value of the undelivered items and whether the amounts of revenue for each element are subject to refund. Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgments, such as whether fair value can be established on undelivered elements and/or whether delivered elements have stand-alone value to the customer. Changes to our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition.

We may, at various times, have a significant deferred gross margin balance relative to our consolidated revenue. Recognition of this deferred revenue over time can have a material impact on our consolidated revenue in any period and result in significant fluctuations.

We have a policy to record a provision as necessary for estimated sales returns in the same period as the related revenue is recorded, which is netted against revenue. These estimates are based on historical sales returns and other known factors which have not varied widely in the past and we do not reasonably expect these factors to significantly change in the foreseeable future. If the historical data we use to calculate these estimates does not properly reflect future returns, additional provisions may be required. Historically, we have not experienced the return of any of our flat panel display systems upon which we have recognized revenue. Due to the relatively high prices of our systems, the return of one of these systems as a sales return could have a material adverse effect on our results of operations.

Allowance for Doubtful Accounts

Our trade receivables are derived primarily from sales to flat panel display manufacturers located in South Korea, Taiwan, Japan and China. In order to monitor potential credit losses, we perform periodic evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for the potential inability of our customers to make required payments based upon our assessment of the expected collectibility of all accounts receivable. In estimating the provision, we consider (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware regarding a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.

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

Warranty

Our warranty policy generally states that we will provide warranty coverage for a period 12 months from final acceptance or 14 months from shipment, whichever is shorter. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field service parts and the efficiency by which the product failure is corrected. We estimate our warranty cost based on historical data related to these factors.

Goodwill and Intangible Assets

We do not amortize either goodwill or intangible assets with indefinite useful lives, but rather we review these assets for impairment at least annually and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be reported.

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

Stock-Based Compensation

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS No. 123R”) and SEC Staff Accounting Bulleting No. 107. SFAS No. 123R requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the options, expected life and the price volatility of the underlying stock.

Contingencies and Litigation

We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse judgment is probable and we can reasonably estimate the ultimate cost of such a judgment.

We were not engaged in any significant litigation matter as of September 30, 2007, but are awaiting the result of an appeal by the plaintiff in the Amtower v. Photon Dynamics, Inc. lawsuit. This lawsuit is described in Part I, Item 3. “Legal Proceedings” in this Annual Report on Form 10-K. We believe that an adverse outcome in the appeal of the Amtower litigation could have a material adverse effect on our financial condition, results of operations and cash flows.

RESULTS OF OPERATIONS

Fiscal Years Ended September 30, 2007, 2006 and 2005

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our Consolidated Statements of Operations.

	Year Ended September 30,
	2007	2006	2005
		As	As
		Restated	Restated

Revenue	100.0%	100.0%	100.0%
Cost of revenue	75.9	66.1	66.9

Gross margin	24.1	33.9	33.1
Operating expenses:
Research and development	36.0	18.8	28.7
Selling, general and administrative	31.1	14.2	19.6
Restructuring charge	1.8	0.0	1.0
Impairment of property and equipment	3.8	0.0	0.5
Loss (gain) on sale of property and equipment	0.1	0.0	(0.1)
Acquired in-process research and development	1.4	—	—
Amortization of intangible assets	2.3	0.9	1.2

Total operating expenses	76.6	34.0	50.9

Income (loss) from operations	(52.5)	0.0	(17.7)
Interest income and other, net	5.6	1.6	1.4

Income (loss) from continuing operations before income taxes and discontinued operations	(46.8)	1.6	(16.3)
Provision for income taxes	0.4	0.3	0.5

Income (loss) from continuing operations before discontinued operations	(47.2)	1.3	(16.8)
Income (loss) from discontinued operations	—	(0.1)	0.2

Net income (loss)	(47.2)%	1.2%	(16.6)%

Operating Segments

Prior to fiscal 2003, we operated in three operating segments. In fiscal 2003, we implemented plans to exit our printed circuit board assembly inspection business and our cathode ray tube display and high quality glass inspection business. The operating results of these former business segments have been presented as discontinued operations in our consolidated financial statements.

From fiscal 2003 to 2007 we operated in one segment: Flat Panel Display. A second operating segment, High-Performance Digital Imaging, was created in July 2007 when we purchased Salvador Imaging. For the year ended September 30, 2007, the results of operations of our new High-Performance Digital Imaging segment were immaterial, generating less than 1% of our total revenues.

Revenue

We primarily generate revenue from the sales of our ArrayCheckertm and ArraySavertm test and repair equipment and customer support, which includes the sales of spare parts. In fiscal 2007, we generated limited revenue from sales of our high-performance camera products, which resulted from our fourth-quarter acquisition of Salvador Imaging. In addition, we had limited revenue in fiscal 2006 and 2005 from our PanelMastertm inspection equipment product line, which has been discontinued.

Our revenue for fiscal 2007, 2006 and 2005, is as follows:

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in thousands)

Revenue	$74,267	(57)%	$172,872	$172,872	37%	$125,813

Revenue decreased 57% in fiscal 2007 from fiscal 2006. As discussed earlier, the flat panel display manufacturers have scaled back utilization of existing capacity while they re-assess the timing of new factory investments and upgrades to existing factories. This process resulted in reductions and delays of many of our customers’ investment plans during fiscal 2007. Revenue increased 37% in fiscal 2006 from fiscal 2005 as our customers continued their expansion of manufacturing capacity. We expect that flat panel display manufacturers will again begin to make new factory investments and upgrades to existing factories during the second half of the 2008 calendar year, but we can provide no assurances that this anticipated industry recovery will occur.

ArrayCheckertm and ArraySavertm Product Revenue

Our ArrayCheckertm and ArraySavertm test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our test and repair equipment, by generation and by product, are as follows:

	Fiscal Year Ended
	September 30,
	2007	2006	2005

Revenue by generation:
Generation 6 and earlier	24%	35%	84%
Generation 7 and 8	49%	50%	—
Revenue by product:
ArrayCheckertm	57%	66%	60%
ArraySavertm	15%	19%	24%

Total revenue from our Generation 6 and earlier generation test and repair products decreased sequentially from fiscal 2005 to fiscal 2007 while total revenue from our Generation 7 and 8 test and repair products began in fiscal 2006 and remained relatively flat in fiscal 2007. This represents a shift to our Generation 7 and 8 products among flat panel display manufacturers as manufacturers move to larger-size glass substrates in the manufacturing process. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control in addition to being able to handle larger size glass substrate. As a result, historically we generally have experienced increases in our average selling prices of between 10% and 20% in each new generation product. As with prior generation products, our Generation 6, 7 and 8 ArrayCheckertm products have greater average selling prices than previous generations. However, the average selling prices of our Generation 6 and 7 ArraySavertm products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our Generation 7 and future generation products.

The revenue mix of our ArrayCheckertm and ArraySavertm test and repair products has been driven by investment decisions of our customers as they invest in manufacturing capacity.

Revenue from our ArrayCheckertm and ArraySavertm test and repair products includes revenue recognized at the time of shipment and revenue recognized upon final customer acceptance. Our sales terms are typically 60% to 90% of the sales price due upon shipment with that portion of the remaining amount due after installation and upon final customer acceptance. Revenue for fiscal 2007 included lower revenue related to the receipt of final customer acceptances following completed installation of our products compared with fiscal 2006, both as a percentage of revenue and in absolute dollar value. Revenue for fiscal 2006 included lower revenue related to the receipt of final customer acceptances following completed installation of our products compared with fiscal 2005, both as a percentage of revenue and in absolute dollar value.

PanelMastertm Product Revenue

Our PanelMastertm inspection equipment operates primarily in the Cell Assembly phase of AMLCD production, inspecting glass that has been cut down to the size of the needed application. As such, our PanelMastertm product is not dependent on the initial glass substrate size and can function on either Generation 6 or Generation 7 fabrication lines. Consequently, we do not classify this product line by generations. As discussed above, due to a continued decline in demand for our PanelMastertm products, in November of 2006, we announced that while we would continue to support the current installed base, we were discontinuing the PanelMastertm product line and would no longer pursue new business for PanelMastertm systems, upgrades or enhancements for this product line.

Revenue from our PanelMastertm products represented less than 1% and approximately 6% of total revenue in fiscal 2007 and 2006, respectively. The revenue recognized in fiscal 2007 consists primarily of revenue related to final acceptance on systems shipped prior to fiscal 2007. While we may see limited revenue from the sale of spare parts to support the current installed base, we do not anticipate any future revenue from the sale of PanelMastertm systems.

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

Customer Support and Spare Parts Revenue

Revenues from customer support and spare parts represented approximately 28% and 9% of total revenue for fiscal 2007 and 2006, respectively. Revenue in fiscal 2007 was higher in absolute dollars than in the comparative prior year period due in part to an increase the installed base of tools at our customers’ facilities. Revenue in fiscal 2007 was higher as a percentage of total revenue than in the comparative prior year due to the more stable nature of our customer support and spare parts revenue. In periods where revenue from new ArrayCheckertm and ArraySavertm products declines, revenue from support and spare parts increases as a percentage of total revenues.

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

High-Performance Digital Cameras

Revenues from our high-performance digital cameras represented less than 1% of total revenue in fiscal 2007, with no corresponding revenue in prior fiscal years. In the fourth quarter of fiscal 2007, we purchased Salvador Imaging, an international supplier of high-performance digital cameras for defense, industrial and other applications. In addition to acquiring their current product base of camera imaging systems, we hope to leverage our digital imaging core competencies with theirs to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets. We are developing evaluation units and are actively engaged in marketing and sales activities; however, we anticipate that the sales cycle for these markets will be lengthy and it is uncertain if and when we will generate significant revenue from this new venture.

International Revenue

Revenue by country for the periods indicated was as follows:

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in millions)

South Korea	$26.2	(77)%	$113.3	$113.3	173%	$41.5
Taiwan	23.3	(43)	41.1	41.1	(23)	53.2
Japan	18.7	144	7.7	7.7	(55)	17.0
China	4.7	(57)	10.8	10.8	(24)	14.1
United States	1.4	(100)	—	—	—	—

	$74.3	(57)%	$172.9	$172.9	37%	$125.8

The changes in revenue from fiscal 2007 to fiscal 2006 and from fiscal 2006 to 2005 are a result of the investment patterns of flat panel display manufacturers, which in turn depends on the current and anticipated market demand for products utilizing flat panel displays.

In fiscal 2007, 2006 and 2005, we invoiced revenue of approximately $18.7 million, $7.4 million and $19.3 million, respectively, in currencies other than U.S. dollars, primarily Japanese yen.

Revenue Outlook

The combination of delayed manufacturing capacity investments over the past five quarters and strong demand for IT and television displays has created a capacity shortfall, particularly for larger-sized panels. Flat panel display manufacturers are now investing to add capacity into existing Generation 5, Generation 6 and Generation 7 lines as well as accelerating Generation 8 plans in order meet forecasted demand. Growth in notebook display demand and robust flat-screen television adoption fuel an optimistic revenue outlook for calendar years 2008 and 2009. While we expect that flat panel display manufacturers will again begin to make new factory investments and upgrades to existing factories during the second half of calendar year 2008, we can provide no assurances that this anticipated industry recovery will occur. In addition, we do not anticipate future investments made by flat panel display manufactures to approach the levels of investment during calendar years 2004 through 2006 and as such, do not expect our Flat Panel Display revenues to approach levels achieved in prior fiscal years. As stated above, forward looking statements such as these and the ones below regarding our expected financial results for fiscal 2008 are subject to risks and uncertainties. Please see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for factors that could cause these forward looking statements to differ significantly from our actual results.

Gross Margin

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
			As	As		As
			restated	restated		restated
	(Dollars in thousands).

Gross Margin	$17,893	(70)%	$58,667	$58,667	41%	$41,702
Gross Margin Percentage	24%	(29)%	34%	34%	(3)%	33%

Gross margins, as a percentage of revenues, decreased in fiscal 2007 as compared to fiscal 2006, despite a relatively high mix of higher-margin ArrayCheckertm systems and savings from decreased headcount in fiscal 2007, primarily due to:

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

Gross margins, as a percentage of revenues, remained relatively flat in fiscal 2006 as compared to fiscal 2005, and were primarily due to a higher mix of higher-margin ArrayCheckertm systems, offset by:

•	Lower revenue related to the receipt of final customer acceptances following completed installation, which have higher margins associated with this portion of the sales price, as compared to the same period in the prior year;

•	Costs associated with SFAS No. 123R for which there were no comparable charges in the same period of the prior fiscal year;

•	An additional write-down of excess inventory in our third quarter as a result of anticipated lower bookings and revenues; and

•	A one-time warranty charge for the replacement of two of our Generation 7 ArrayCheckertm systems.

Key factors that may impact our future gross margins include:

•	Reduced production levels as a consequence of either industry slowdown, order cancellations or rescheduled product shipments requested by our customers;

•	Fluctuations in the level of revenue due to the cyclical nature of our customers’ capital expenditures.

•	Our revenue mix between higher-margin ArrayCheckertm systems and lower-margin ArraySavertm systems;

•	Competitive pricing pressures, particularly in the array repair market;

•	Our ability to achieve cost reductions;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	The success of our strategy of using domestic and offshore manufacturing and outsourcing as we migrate the manufacturing of our ArraySavertm systems to South Korea; and

•	Increased customer service costs associated with supporting potential increased demand from new and existing customers.

Research and Development

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
			As	As		As
			restated	restated		restated
	(Dollars in thousands)

Expense	$26,747	(18)%	$32,577	$32,577	(10)%	$36,050
Percent of Revenue	36%		19%	19%		29%

Our research and development expenses consist primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.

Our overall research and development spending decreased in fiscal 2007 as compared to fiscal 2006 in absolute dollars. Although we had lower spending on Generation 6 and 7 test and repair product development programs in the current fiscal year as compared to the prior fiscal year, these savings were offset by the launch of our Generation 10 product development program in anticipation of a move to Generation 10 substrate glass by our customers. In addition, we had savings from decreased headcount in fiscal 2007.

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

Selling, General and Administrative

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
			As	As		As
			restated	restated		restated
	(Dollars in thousands)

Expense	$23,076	(6)%	$24,506	$24,506	(1)%	$24,641
Percent of Revenue	31%		14%	14%		20%

Our selling, general and administrative expenses consist primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.

Selling, general and administrative spending remained relatively flat in absolute dollars in fiscal 2007 compared to fiscal 2006. Savings due to lower costs associated with stock compensation charges and decreased headcount were offset by increased legal and audit fees associated with the restatement of our consolidated financial statements.

Selling, general and administrative spending remained relatively flat in absolute dollars in fiscal 2006 compared to fiscal 2005. Fiscal 2005 costs included approximately $1.6 million of one-time costs associated with an internal investigation by our audit committee and resulting restatement of our consolidated financial statements for fiscal 2004 and the first quarter of fiscal 2005. Fiscal 2006 costs include costs associated with SFAS No. 123R for which there were no comparable charges in fiscal 2005.

Restructuring Charge

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in thousands)

Expense	$1,368	4,460%	$30	$30	(97)%	$1,197
Percent of Revenue	2%		0%	0%		1%

Our charges for restructuring in fiscal 2007 increased in absolute dollars as compared to fiscal 2006 due to the restructuring programs initiated by management in fiscal 2007 in response to the current dynamics of the flat panel display market.

February 2007 Restructuring

In February 2007, we recorded a restructuring charge of approximately $1.0 million associated with a Company-wide cost reduction plan designed to accelerate achieving the Company’s objective of consistent profitability. The charge was comprised of expenses for employee severance and related benefits as a result of planned termination of 56 employees, including 27 manufacturing personnel, 20 research and development engineers and 9 sales and administrative personnel. In the three months ended June 30, 2007, we adjusted the liability by approximately $95,000 for severance not paid. We do not anticipate any additional charges related to this restructuring.

Under this restructuring plan, we expect annual savings in salary and benefits costs of approximately $2.3 million to $2.7 million per fiscal year in both “Cost of revenue” and “Research and development,” while we expect annual savings in salary and benefits costs of approximately $1.0 million to $1.4 million in “Selling, general and administrative.”

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

April 2005 Restructuring

In April 2005, we recorded an initial restructuring charge of approximately $676,000 associated with a reduction in workforce and consolidation and closing of our facilities at our Markham, Canada location. The charge was comprised of approximately $430,000 for employee severance and related benefits as a result of planned terminations of up to 32 employees and approximately $246,000 for contract termination costs associated with excess facilities under a long-term operating lease agreement for facilities we vacated in June 2005.

Under the restructuring plan, certain employees were offered additional severance amounts and retention bonuses to stay through either September 2005 or March 2006. We accrued charges for these benefits ratably over the related service periods. We recorded additional restructuring charges of approximately $521,000 through September 30, 2005 and approximately $114,000 during the six months ended March 31, 2006 related to these severance and retention amounts. The fiscal 2006 charges were partially offset by an adjustment to the liability of approximately $84,000 related to bonuses not paid. All termination benefits were paid out by March 31, 2006.

Under this restructuring plan, we expect annual savings in salary and benefits costs, amortization and rent expense of approximately $1.6 million to $2.0 million per fiscal year, primarily in research and development. To date, our actual savings have approximated our expected savings.

Impairment Property and Equipment

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in thousands)

Expense	$2,834	3,399%	$81	$81	(87)%	$637
Percent of Revenue	4%		0%	0%		1%

In fiscal 2007 we incurred total impairment charges of approximately $2.8 million as a result of management’s review of our Company’s global operations in light of the current and anticipated dynamics of the flat panel display market environment and to our commitment to transfer certain manufacturing to South Korea. As a result of this review and in conjunction with the Company’s restructuring, we determined that one of our U.S. manufacturing facilities was impaired, and we recorded an impairment charge of approximately $2.0 million based on the difference between the carrying amount of the asset over the asset’s appraised fair value. In addition, we recorded an impairment charge of approximately $834,000 related to the write-off of certain capital equipment that we determined had no additional future use.

In fiscal 2006 and 2005, we incurred total impairment charges of approximately $81,000 and $637,000, respectively, consisting primarily of manufacturing capital equipment that had no future use.

Loss (gain) on Sale of Property and Equipment

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in thousands)

Loss (Gain)	$87	50%	$58	$58	(162)%	$(93)
Percent of Revenue	0%		0%		0%	0%

In fiscal 2007 and 2006, we recorded a net loss on sale of property and equipment of approximately $87,000 and $58,000, respectively, on the sale of miscellaneous assets. In fiscal 2005, we recorded a net gain on sale of property and equipment of approximately $93,000 primarily due to the sale of a demonstration system.

Acquired In-Process Research and Development

	Fiscal Year Ended			Fiscal Year Ended
	September 30,			September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in thousands)

Expense	$1,110	100%	$0	$0	0%	$0
Percent of Revenue	1%		0%	0%		0%

We had no acquired in-process research and development charges in fiscal 2006 or 2005. In fiscal 2007, we acquired Salvador Imaging an international supplier of high-performance digital cameras for defense, industrial and other applications. The purchase price of this acquisition was allocated in accordance with FAS 141, “Business Combinations,” including in-process research and development charges that were expensed on the acquisition date as they represented ongoing research and development projects that had not yet reached technological feasibility and had no alternative future uses.

Acquired in-process research and development was identified and valued through interviews with executives of the company from which the assets were acquired, analysis of data concerning developmental products and their stage of development, the time and resources needed to complete the projects, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique we utilized in valuing in-process research and development. We discounted projected incremental cash flows back to their present value using discount rates of 32.0%, which was determined after consideration of our weighted average cost of capital and the weighted average return on assets.

In-process research and development related to Salvador Imaging involved the design of certain, next generation digital cameras. At the time of acquisition, the identified projects were, on average, approximately 20% complete, and the majority of the projects are expected to be complete by the end of the Company’s second quarter of fiscal 2008, with additional expected costs to complete of approximately $1.1 million.

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

Amortization of Intangible Assets

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in thousands)

Expense	$1,653	11%	$1,489	$1,489	(4)%	$1,548
Percent of Revenue	2%		1%	1%		1%

Amortization of intangibles increased in absolute dollars in fiscal 2007 compared to fiscal 2006. Although certain existing assets became fully amortized during the current year, we acquired additional intangible assets through our purchase of Salvador Imaging, and the amortization of these assets began in our fourth quarter.

Amortization of intangibles remained relatively flat in absolute dollars in fiscal 2006 compared to fiscal 2005 as the intangible asset base remained relatively stable in both years.

Based on intangible assets recorded at September 30, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $3.4 million in fiscal 2008.

Interest Income and Other, Net

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
			As	As		As
			restated	restated		restated
	(Dollars in thousands)

Interest Income and Other, Net	$4,190	49%	$2,803	$2,803	58%	$1,773
Percent of Revenue	6%		2%	2%		1%

Interest income and other, net consists primarily of interest income, foreign currency exchange gains and losses and other miscellaneous income and expense.

The higher level of interest income and other, net, in fiscal 2007 compared to fiscal 2006 was primarily attributable to changes in interest income due to fluctuating interest rates on invested cash, to changes in levels of invested cash and to changes in the effects of foreign currency transaction gains and losses. In addition, in the quarter ended March 31, 2007, we substantially liquidated our Canadian subsidiary, Photon Dynamics Canada, Inc; and recorded a gain on our net investment of approximately $928,000 related to foreign currency translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheet.

The higher level of interest income and other, net, in fiscal 2006 compared to fiscal 2005 was primarily attributable to an increase in interest income and to a decreased effect of transaction gains and losses. Interest income increased due both to higher average balances of cash and marketable securities in fiscal 2006 as compared to fiscal 2005 and to higher interest rates on invested cash in fiscal 2006 compared to rates in effect in fiscal 2005.

Provision for Income Taxes

	Fiscal Year Ended September 30,			Fiscal Year Ended September 30,
	2007	Change	2006	2006	Change	2005
	(Dollars in thousands)

Expense	$280	(50)%	$561	$561	(10)%	$624
Percent of Revenue	0%		0%	0%		1%

The fiscal 2007, 2006 and 2005 effective tax rates were (0.8)%, 20.2% and (3.0)%, respectively. The negative rates for fiscal 2007 and fiscal 2005 primarily related to foreign tax expense incurred regardless of our net operating losses and do not denote a tax benefit. The effective tax rate for fiscal 2007 was lower than the beneficial statutory rate primarily due to operating losses not benefited and to foreign taxes. The effective rate for fiscal 2006 is lower than the statutory rate primarily due to operating losses not benefited and to foreign taxes. The effective tax rate for fiscal 2005 was lower than the beneficial statutory rate primarily due to operating losses not benefited and to foreign taxes.

As of September 30, 2007, we have federal and state net operating loss carryforwards of approximately $121.2 million and $35.5 million, respectively. We expect that our effective tax rate will be less than the statutory tax rate in fiscal 2008.

We record a valuation allowance against our net deferred tax assets. Realization of our deferred tax assets depends on our generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net operating loss and credit carryforwards. In fiscal 2005, we determined there was sufficient future taxable income in Japan to release the valuation allowance related to temporary differences generated by the Japanese subsidiary in the amount of $85,000. Due to the uncertainty of the timing and the amount of such realization in the other tax jurisdictions, management concluded that a full valuation allowance was required for the net deferred tax assets generated in the other tax jurisdictions as of September 30, 2007.

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

We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123 “Accounting for Stock-Based Compensation.” No employee stock-based compensation was reflected in net income/loss in fiscal 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to adoption of SFAS No. 123R, in the fourth quarter of fiscal 2005, our Board of Directors approved the accelerated and full vesting of all unvested outstanding stock options to purchase shares of common stock of Photon Dynamics, Inc. that were held by current employees, including executive officers but excluding non-employee members of our Board of Directors, that had an exercise price greater than $25.00 and were issued under our Amended and Restated 1995 Stock Option Plan and 2001 Equity Incentive Plan. Options to purchase 340,718 shares were subject to this acceleration, which was effective as of September 1, 2005. The decision to accelerate the vesting of these options was made primarily to reduce future financial impact to our results of operations, since after analysis it was determined that the retention value of the underwater options was relatively small compared to the income charge to continue vesting these options following the adoption of SFAS No. 123R.

We elected to adopt the modified prospective transition method as provided by SFAS No. 123R. Under that transition method, compensation cost recognized in fiscal year 2006 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The effect of recording stock-based compensation for fiscal 2007, 2006 and 2005 was as follows:

	Fiscal Year Ended September 30,
	2007	2006	2005(2)
	As restated
	(In thousands)

Stock-based compensation expense included in continuing operations:
Cost of revenue	$318	$401	$—
Research and development	400	676	—
Selling, general and administrative	1,255	2,908	—

Total stock-based compensation expense after income taxes(1)	$1,973	$3,985	$—

Stock-based compensation expense by type of award:
Employee stock options	$1,318	$3,630	$—
Employee stock purchase plan	498	470	—
Restricted stock awards	215	—	—
Amounts capitalized as inventory and deferred gross margin	(58)	(115)	—

Total stock-based compensation expense after income taxes(1)	$1,973	$3,985	$—

(1)	The income tax benefit on stock-based compensation for all periods presented was not material in all periods presented.

(2)	No employee stock-based compensation was reflected in net income/loss in fiscal 2005, as we accounted for options using APB 25 and all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

At September 30, 2007, the unrecorded stock-based compensation balance related to stock options was $1.2 million and will be recognized over an estimated remaining weighted average amortization period of 1.8 years, while the unrecorded stock-based compensation balance related to restricted stock units was approximately $1.2 million and will be recognized over an estimated remaining weighted average amortization period of 1.4 years.

On January 24, 2007, at our Annual Meeting of Shareholders, our shareholders approved an amendment to the 2005 Equity Incentive Plan to permit a one-time stock option exchange program whereby employees holding certain stock options having exercise prices significantly higher than the market price of our common stock were allowed to exchange those options for a lesser number of restricted share units. Our executive officers and members of our board of directors were not eligible to participate in the exchange. The stock option exchange took place on May 15, 2007. Of the 804,374 options eligible for exchange, employees elected to exchange 723,271 options, for which we issued 241,213 restricted stock units. This exchange qualified as a modification of the terms of the cancelled options under the provisions of SFAS No. 123R. Therefore, the total compensation cost of the newly-issued restricted stock units was measured at the date of cancellation and replacement and consisted of approximately $1.2 million of the grant-date fair value of the original options for which the requisite service was expected to be rendered at that date plus approximately $900,000 of incremental cost resulting from the cancellation and replacement. The incremental compensation cost was measured as the excess of the fair value of the restricted stock units over the fair value of the cancelled options at the cancellation date.

DISCONTINUED OPERATIONS

Prior to fiscal 2003, we conducted business in three operating segments: flat panel display products, cathode ray tube display and high quality glass inspection products and printed circuit board assembly inspection products. During fiscal 2003, we implemented plans to exit the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these former business segments have been presented as discontinued operations for all periods presented. We had no activity from these operations in fiscal 2007 and do not expect any further activity from these businesses.

Printed Circuit Board Assembly Inspection Business

	Fiscal Year Ended
	September 30,
	2007	2006	2005
	(In thousands)

Net Loss	$—	$(154)	$(56)

The loss from discontinued operations for the year ended September 30, 2006, consists primarily of approximately $259,000 of legal costs related to the Amtower v. Photon Dynamics, Inc. lawsuit, offset by approximately $108,000 of deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility. Beginning in fiscal 2007, expenses associated with the appeal of the Amtower case are being taken to continuing operations.

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

Cathode Ray Tube Display and High Quality Glass Inspection Business

	Fiscal Year Ended
	September 30,
	2007	2006	2005
	(In thousands)

Net Income	$—	$27	$312

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was approximately $88.6 million as of September 30, 2007, compared to approximately $116.3 million as of September 30, 2006. A major component of working capital is approximately $83.9 million of cash, cash equivalents and short-term investments as of September 30, 2007, compared to approximately $102.8 million as of September 30, 2006.

Our settlements with the customs authorities of each of the countries in which we do business has required us to make significant cash payments for delinquent amounts and related penalties. As of December 31, 2007, we have paid approximately $6.3 million, net of VAT amounts refunded, to foreign customs authorities in connection with our settlements regarding underpayment of customs duties for warranty parts and expect to pay $1.3 million more to settle all known amounts with foreign customs authorities. These cash payments will place additional demands on our cash resources. We have not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. In addition, our cash resources will be impacted by the costs associated with our internal review of customs practices and the restatement of our consolidated financial statements.

Operating Activities of Continuing Operations.  Cash used in operating activities from continuing operations was approximately $15.4 million in fiscal 2007, while cash provided by operating activities from continuing operations was approximately $20.0 million and $13.7 million in fiscal 2006 and 2005, respectively.

In fiscal 2007, cash was used in operating activities by our net loss from continuing operations of approximately $35.1 million, adjusted by approximately $11.6 million of non-cash related items and by approximately $8.1 million of cash provided by changes in operating assets and liabilities. Non-cash related items consist primarily of approximately $6.2 million of depreciation and amortization charges, $2.8 million of impairment charges and approximately $2.0 million of stock-based compensation charges. Changes in working capital consists primarily of a net decrease of approximately $17.7 million of accounts receivable and a net decrease of approximately $5.2 million of inventory balances, offset in part by a net decrease of approximately $4.2 million of deferred gross margin and a net decrease of approximately $12.6 million in accounts payable and other liabilities. The decrease in accounts receivable was due primarily to collections on existing receivables. The decrease in inventories is due primarily to timing of delivery of products in our backlog and to lower levels of fourth quarter bookings due to market oversupply. Deferred gross margin fluctuates based upon the timing of acceptance of our products by our customers. The decrease in accounts payable is due primarily to reduced inventory levels.

In fiscal 2006, cash was provided by operating activities by our net income from continuing operations of approximately $2.2 million, adjusted by approximately $11.4 million of non-cash related items and by approximately $6.5 million of cash provided by changes in working capital. Non-cash related items consist primarily of approximately $7.2 million of depreciation and amortization charges and approximately $4.0 million of stock-based compensation charges. Changes in working capital consists primarily of a net decrease of approximately $14.2 million of inventory balances, offset in part by a net decrease of approximately $5.7 million of deferred gross margin. The decrease in inventories is due primarily to timing of delivery of products in our backlog and to lower levels of fourth quarter bookings due to market oversupply. Deferred gross margin fluctuates based upon the timing of acceptance of our products by our customers.

In fiscal 2005, cash was provided by operating activities despite our net loss of approximately $21.1 million primarily by collections of accounts receivables of approximately $31.3 million due to our higher revenues, especially in the latter half of the fiscal year. This source of cash was partially offset by a decrease in accounts payable and other liabilities of approximately $4.0 million.

Investing Activities of Continuing Operations.  Cash provided by investing activities from continuing operations was approximately $7.4 million and $15.1 million in fiscal 2007 and 2006, respectively. Cash used in investing activities from continuing operations was approximately $18.8 million in fiscal 2005.

In fiscal 2007, cash provided by investing activities was primarily the result of approximately $11.8 million in net maturities and sales of short-term investments, offset by approximately $2.4 million in capital expenditures and approximately $2.0 million in net cash used as part of the purchase price in the acquisition of Salvador Imaging.

In fiscal 2006, cash provided by investing activities was primarily the result of approximately $17.4 million in net maturities and sales of short-term investments, offset by approximately $2.3 million in capital expenditures.

In fiscal 2005, cash used by investing activities was primarily the result of approximately $14.2 million in net purchases of short-term investments and approximately $4.9 million in capital expenditures.

Financing Activities of Continuing Operations.  Cash provided by financing activities was approximately $1.3 million and $718,000 in fiscal 2007 and 2005, respectively. Cash used in financing activities was approximately $5.8 million in fiscal 2006.

In fiscal 2007, cash provided by financing activities resulted from sales of our common stock under our employee equity compensation plans of approximately $1.4 million, partially offset by capital lease payments of approximately $93,000.

In fiscal 2006, cash used in financing activities was primarily the result of approximately $7.0 million in stock repurchases, offset by approximately $1.8 million of sales of our common stock under our employee equity compensation plans.

In fiscal 2005, cash provided by financing activities resulted from sales of our common stock under our employee equity compensation plans of approximately $1.9 million, partially offset by net payments of short term obligations approximately $1.2 million.

The timing of and amounts received from employee stock option exercises are dependent upon the decisions of the respective option holders, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options or employee stock purchases under our employee stock purchase plan should not be considered an indication of additional funds to be received in future periods.

In March 2000, we entered into a bank line of credit (“line of credit”) which had an initial term of one year. We had renegotiated this line of credit on an annual basis and had a $4.0 million borrowing capacity with an interest rate of floating prime. In October 2007, this line of credit expired and we did not renegotiate it. The line of credit was secured by substantially all of our assets and contained certain financial and other covenants. At September 30, 2007, no amounts were outstanding under the line of credit.

Operating, Investing and Financing Activities of Discontinued Operations.  In fiscal 2003, we implemented plans to exit the printed circuit board assembly inspection business and the cathode ray tube display and high quality glass inspection business. Accordingly, the operating results of these business segments have been reclassified as discontinued operations. Net cash used by discontinued operations during fiscal 2007, 2006, and 2005 is as follows:

	Fiscal Year Ended
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Printed circuit board business	$—	$(1,242)	$(543)
Cathode ray tube display and high quality glass inspection business	—	(29)	(97)

Net cash used in operating activities from discontinued operations	—	(1,271)	(640)

Cash flows from financing activities:
Cathode ray tube display and high quality glass inspection business	—	—	(313)

Net cash used in financing activities from discontinued operations	—	—	(313)

Net decrease in cash and cash equivalents from discontinued operations:
Printed circuit board business	—	(1,242)	(543)
Cathode ray tube display and high quality glass inspection business	—	(29)	(410)

Net decrease in cash and cash equivalents from discontinued operations	$—	$(1,271)	$(953)

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

Contractual Obligations

The following table summarizes the approximate contractual obligations that we have at September 30, 2007. These obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Purchase obligations	$27,970	$27,844	$124	$2	$—	$—	$—
Operating lease obligations	9,868	3,433	2,881	2,830	723	1	—
Notes payable, including interest	5,600	—	2,800	2,800	—	—	—
Capital lease obligations	154	115	39	—	—	—	—

Total	$43,592	$31,392	$5,844	$5,632	$723	$1	$—

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

We have non-cancelable operating leases for various facilities in the United States, South Korea, Taiwan, Japan, China and Canada, certain of which permit us to renew the leases at the end of their respective lease terms. In August 2003, we signed a lease agreement for a 128,520 square-foot building in San Jose, California under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods and represents the majority of the amounts reflected in the “operating lease obligations” in the table above.

In July 2007, in connection with the purchase of Salvador Imaging the Company issued a promissory note to a trust. The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition. The note bears interest at an annual rate of 5%. At September 30, 2007 approximately $5.3 million was outstanding, which included approximately $47,000 in interest.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Transactions with Related Parties

In July 2007, in connection with the purchase of Salvador Imaging, the Company issued a promissory note to a trust. The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition. The note bears interest at an annual rate of 5%. At September 30, 2007 approximately $5.3 million was outstanding, which included approximately $47,000 in interest.

During fiscal 2005 we paid approximately $108,000 to Dr. Malcolm Thompson, who was our Executive Chairman of the Board from October 2003 until September 2005 and has been our Chairman of the Board since October 2005, for consulting services rendered to us. During fiscal 2006 and 2005, we recorded approximately $14,000 and $52,000 respectively, in stock ownership expense related to options granted to Dr. Thompson in connection with his services to us.

In the third quarter of fiscal 2004, in connection with the acquisition of Quantum Composers, Inc., the Company issued a series of promissory notes. The owner of Quantum Composers became an employee of Photon Dynamics as a result of the purchase. All remaining amounts were paid during fiscal 2007 and the individual is no longer an employee of Photon Dynamics.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 141 (revised 2007) “Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. The provisions of SFAS No. 141R will be effective for our fiscal year beginning October 1, 2009. We are evaluating the impact of this statement on our results of operations, financial position and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 will be effective for our fiscal year beginning October 1, 2008. We are evaluating the impact of this statement, on our results of operations, financial position and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for our fiscal year beginning October 1, 2008. We are evaluating the impact of this statement, on our results of operations, financial position and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The provisions of this Interpretation apply to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The provisions of FIN 48 will be effective for our fiscal year beginning October 1, 2007. We are evaluating the impact of this statement, on our results of operations, financial position and cash flows.

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

In fiscal 2007, 2006 and 2005, approximately $18.7 million, $7.4 million and $19.3 million, respectively, were invoiced in currencies other than U.S. dollars, primarily Japanese Yen.

As of September 30, 2007, we had approximately $4.8 million of our cash and cash equivalents and approximately $3.9 million of our accounts receivable denominated in currencies other than U.S. dollars, primarily Japanese yen. Our cash and cash equivalents and our accounts receivable denominated in foreign currency are subject to exchange rate risk and their value fluctuates with changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our cash and cash equivalents and our accounts receivable from the rates at September 30, 2007 would have decreased the fair value of our cash and cash equivalents by approximately $439,000 and our accounts receivable by approximately $355,000.

As of September 30, 2007, we had forward exchange contracts to sell approximately $5.6 million in foreign currency in order to hedge certain accounts receivable denominated in Japanese yen. None of these contracts were held for trading purposes. Details of these securities is included in Note 8 of our “Notes to Condensed Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. Gains and losses on these contracts are recognized in income. Our forward exchange contracts are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting the contracts from the rates at September 30, 2007 would decrease the fair value of the contracts by approximately $657,000.

Although a relatively considerable portion of our revenue in fiscal 2007 was denominated in currencies other than U.S. dollars, we expect that our revenue, cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is currently considered minimal. However, as more of our operations become overseas based and we begin additional selling in currencies other than the U.S. dollar, our exposure to foreign currencies may increase.

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

						There		Fair
September 30, 2007	2008	2009	2010	2011	2012	After	Total	Value
	(Dollars in thousands)

Cash and cash equivalents (variable rate)	$18,697	—	—	—	—	—	$18,697	$18,697
Average interest rate	5.30%
Short-term investments (variable rate)	—	—	—	—	—	$16,235	$16,235	$16,235
Average interest rate						6.04%
Short-term investments (fixed rate)	$26,441	—	—	—	—	—	$26,441	$26,405
Average interest rate	5.04%
Long-term investments (fixed rate)	—	$1,200	—	—	—	—	$1,200	$1,176
Average interest rate		4.97%

						There		Fair
September 30, 2006	2007	2008	2009	2010	2011	After	Total	Value
	(Dollars in thousands)

Cash and cash equivalents (variable rate)	$47,941	—	—	—	—	—	$47,941	$47,935
Average interest rate	3.98%
Short-term investments (variable rate)	—	—	—	—	—	$46,765	$46,765	$46,765
Average interest rate						5.25%
Short-term investments (fixed rate)	$8,102	—	—	—	—	—	$8,102	$8,069
Average interest rate	4.37%
Long-term investments (fixed rate)	—	$800	—	—	—	—	$800	$787
Average interest rate		3.67%

The fixed rate securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Photon Dynamics, Inc.

We have audited the accompanying consolidated balance sheets of Photon Dynamics, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the management of Photon Dynamics, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Dynamics, Inc. as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in fiscal year 2006 Photon Dynamics, Inc. changed its method of accounting for share-based payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Photon Dynamics, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated January 21, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California
January 21, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Photon Dynamics, Inc.

We have audited Photon Dynamics, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Photon Dynamics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Salvador Imaging, Inc., whose results are included in the 2007 consolidated financial statements of Photon Dynamics, Inc. and constituted $617,000 and $179,000 of total and net assets, respectively, as of September 30, 2007 and $504,000 and $526,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Photon Dynamics, Inc. also did not include an evaluation of the internal control over financial reporting of Salvador Imaging, Inc.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment management has identified material weaknesses in controls over the processes for detecting, evaluating and communicating noncompliance with applicable laws and regulations and the Company’s code of conduct, the process and programs to maintain an effective control environment by educating employees on the Company’s code of conduct and applicable laws and regulations and maintaining sufficient knowledgeable and experienced accounting and finance personnel. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated January 21, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Photon Dynamics, Inc. has not maintained effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California
January 21, 2008

PHOTON DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
		As restated(1)
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,170	$47,935
Short-term investments	42,640	54,834
Accounts receivable, net of allowance for doubtful accounts of $239 and $406, respectively	11,934	29,341
Inventories	13,292	18,442
Refundable customs obligations	560	3,157
Other current assets	3,661	3,972

Total current assets	113,257	157,681
Long-term investments	1,176	787
Land, property and equipment, net	10,583	15,891
Other assets	5,365	4,542
Intangible assets, net	11,023	1,716
Goodwill	6,857	153

Total assets	$148,261	$180,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,217	$7,257
Warranty	3,217	8,058
Employee notes payable	—	977
Customs obligations	4,114	8,673
Other current liabilities	9,874	8,967
Deferred gross margin	3,236	7,454

Total current liabilities	24,658	41,386

Long-term employee note payable	5,381	—
Other non-current liabilities	38	119

Total non-current liabilities	5,419	119

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding, as of September 30, 2007 and 2006, respectively	—	—
Common stock, no par value, 30,000,000 shares authorized, 17,740,663 and 16,526,782 shares issued and outstanding, as of September 30, 2007 and 2006, respectively	300,290	285,416
Accumulated deficit	(181,503)	(146,431)
Accumulated other comprehensive income (loss)	(603)	280

Total shareholders’ equity	118,184	139,265

Total liabilities and shareholders’ equity	$148,261	$180,770

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Company Findings” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
		As	As
		restated(1)	restated(1)
	(In thousands, except per share data)

Revenue	$74,267	$172,872	$125,813
Cost of revenue	56,374	114,205	84,111

Gross margin	17,893	58,667	41,702
Operating expenses:
Research and development	26,747	32,577	36,050
Selling, general and administrative	23,076	24,506	24,641
Restructuring charge	1,368	30	1,197
Impairment of property and equipment	2,834	81	637
Loss (gain) on sale of property and equipment	87	58	(93)
Acquired in-process research and development	1,110	—	—
Amortization of intangible assets	1,653	1,489	1,548

Total operating expenses	56,875	58,741	63,980

Loss from operations	(38,982)	(74)	(22,278)
Interest income and other, net	4,190	2,803	1,773

Income (loss) from continuing operations before income taxes and discontinued operations	(34,792)	2,729	(20,505)
Provision for income taxes	280	561	624

Income (loss) from continuing operations before discontinued operations	(35,072)	2,168	(21,129)
Income (loss) from discontinued operations	—	(127)	256

Net income (loss)	$(35,072)	$2,041	$(20,873)

Income (loss) per share from continuing operations:
Basic	$(2.09)	$0.13	$(1.25)

Diluted	$(2.09)	$0.13	$(1.25)

Income (loss) per share from discontinued operations:
Basic	$—	$(0.01)	$0.02

Diluted	$—	$(0.01)	$0.02

Net income (loss) per share:
Basic	$(2.09)	$0.12	$(1.24)

Diluted	$(2.09)	$0.12	$(1.24)

Weighted average number of shares:
Basic	16,814	16,978	16,890
Diluted	16,814	17,011	16,890

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Company Findings” to in Notes Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock and			Accumulated
	Capital in Excess of			Other
	Par Value		Accumulated	Comprehensive
	Share	Amount	Deficit	Income (Loss)	Total
	(In thousands)

Balances at September 30, 2004, as restated(1)	16,859	$285,790	$(127,599)	$347	$158,538
Components of comprehensive loss:
Net loss	—	—	(20,873)	—	(20,873)
Change in unrealized gain on investments	—	—	—	(138)	(138)
Currency translation adjustments	—	—	—	109	109

Total comprehensive loss					(20,902)

Net issuance of common stock	131	1,797	—	—	1,797
Tax benefits of stock option transactions	—	126	—	—	126
Non-employee stock ownership expense	—	52	—	—	52

Balances at September 30, 2005, as restated(1)	16,990	287,765	(148,472)	318	139,611
Components of comprehensive income:
Net income	—	—	2,041	—	2,041
Change in unrealized loss on investments	—	—	—	273	273
Currency translation adjustments	—	—	—	(311)	(311)

Total comprehensive income					2,003

Net issuance of common stock	116	1,788	—	—	1,788
Repurchase of common stock, net	(529)	(6,993)	—	—	(6,993)
Cancellation of escrow shares	(50)	(1,258)	—	—	(1,258)
Stock-based compensation	—	4,100	—	—	4,100
Non-employee stock ownership expense	—	14	—	—	14

Balances at September 30, 2006 as restated(1)	16,527	285,416	(146,431)	280	139,265
Components of comprehensive income:
Net loss	—	—	(35,072)	—	(35,072)
Change in unrealized loss on investments	—	—	—	(9)	(9)
Currency translation adjustments	—	—	—	(874)	(874)

Total comprehensive loss					(35,955)

Net issuance of common stock in acquisition	1,084	11,478	—	—	11,478
Net issuance of common stock for cash	130	1,365	—	—	1,365
Stock-based compensation	—	2,031	—	—	2,031

Balances at September 30, 2007	17,741	$300,290	$(181,503)	$(603)	$118,184

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Company Findings” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
		As	As
		restated(1)	restated(1)
	(In thousands)

Cash flows from operating activities:
Net income (loss) from continuing operations	$(35,072)	$2,168	$(21,129)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation	4,595	5,720	5,037
Amortization of intangible assets	1,653	1,489	1,548
Stock-based compensation	1,973	3,985	—
Foreign currency translation adjustment gain recognized upon liquidation of a subsidiary	(928)	—	—
Acquired in process research and development	1,110	—	—
Impairment of property and equipment	2,834	81	637
Non-employee stock ownership expense	—	14	52
Restructuring charge	178	30	171
Loss (gain) on sale of property and equipment	87	58	(93)
Accretion of non-interest bearing notes payable	70	39	64
Changes in assets and liabilities:
Accounts receivable	17,677	(2,274)	31,274
Inventories	5,208	14,218	(829)
Other current assets	2,353	(976)	(1,017)
Other assets	(268)	(1,168)	536
Accounts payable	(3,224)	(5,502)	(5,642)
Other current liabilities	(9,351)	7,735	1,617
Deferred gross margin	(4,218)	(5,659)	1,610
Other liabilities	(81)	79	(91)

Net cash provided by (used in) operating activities from continuing operations	(15,404)	20,037	13,745
Net cash used in operating activities from discontinued operations	—	(1,271)	(640)

Net cash provided by (used in) operating activities	(15,404)	18,766	13,105

Cash flows from investing activities:
Purchase of property and equipment	(2,391)	(2,343)	(4,880)
Proceeds from sale of fixed assets		50	270
Acquisition of Salvador Imaging, net of cash assumed	(2,036)	—	—
Purchase of short-term investments	(92,251)	(125,928)	(56,380)
Maturities and sales of short-term investments	104,047	143,319	42,175

Net cash provided by (used in) investing activities from continuing operations	7,369	15,098	(18,815)

Cash flows from financing activities:
Issuance of common stock, net	1,365	1,788	1,923
Repurchase of common stock	—	(6,993)	—
Repayment of short-term notes	(93)	(609)	(1,205)

Net cash provided by (used in) financing activities from continuing operations	1,272	(5,814)	718
Net cash used in financing activities from discontinued operations	—	—	(313)

Net cash provided by (used in) financing activities	1,272	(5,814)	405

Effect of exchange rate changes on cash and cash equivalents	(2)	(403)	110

Net increase (decrease) in cash and cash equivalents from continuing operations	(6,765)	28,918	(4,242)
Net decrease in cash and cash equivalents from discontinued operations	—	(1,271)	(953)

Net increase (decrease) in cash and cash equivalents	(6,765)	27,647	(5,195)
Cash and cash equivalents at beginning of year	47,935	20,288	25,483

Cash and cash equivalents at end of year	$41,170	$47,935	$20,288

Supplemental cash flow disclosures:
Income taxes paid	$381	$768	$498
Interest paid	—	—	1
Supplemental non-cash financing and investing activities disclosure:
Value of note payable issued in the acquisition of Salvador Imaging	5,334	—	—
Value of shares issued in the acquisition of Salvador Imaging	11,478	—	—

(1)	See Note 2, “Restatements of Consolidated Financial Statements and Company Findings” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation.  Photon Dynamics, Inc. (“Photon Dynamics” or the “Company”) is a leading global supplier of integrated yield enhancement solutions for the flat panel display market. The Company utilizes its advanced digital imaging technology to develop systems that enable flat panel display manufacturers to collect and analyze data from the production line, and quickly diagnose and repair process-related defects, thereby allowing manufacturers to decrease material costs and improve throughput. The Company’s test and repair systems are used by manufacturers to collect data, analyze product quality and identify and repair product defects at critical steps in the active matrix liquid crystal display manufacturing process. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.

The Company currently operates in two segments:  Flat Panel Display and High-Performance Digital Imaging. Flat Panel Display is the Company’s primary business segment, accounting for more than 99% of the Company’s consolidated revenues during fiscal 2007. The Company commenced operations in the High-Performance Digital Imaging segment with its acquisition in July 2007 of Salvador Imaging, Inc. (“Salvador Imaging”), an international supplier of high-performance digital cameras for markets other than the flat panel display industry, including defense, industrial and other applications. However, the operations of Salvador Imaging were not material to the Company’s fiscal 2007 financial statements.

Prior to January 2003, the Company conducted business in three operating segments. In fiscal 2003, the Company implemented plans to exit its printed circuit board assembly inspection business and its cathode ray tube display and high quality glass inspection business. The operating results of these former business segments have been presented as discontinued operations in the Company’s consolidated financial statements.

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

Fair Value of Financial Instruments.  The Company evaluates the estimated fair value of financial instruments using available market information and valuation methodologies. The use of different market assumptions and/or estimation methodologies could have a negative effect on the estimated fair value amounts. The fair value of the Company’s cash, cash equivalents, accounts receivable, accounts payable, forward exchange contracts, notes payable and other current liabilities approximates the carrying amount due to the relatively short maturity of these items.

Cash Equivalents and Short-Term Investments.  Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original remaining maturity dates of three months or less from the date of acquisition. Short-term investments consist of highly-liquid investments with remaining maturities greater than three months from the date of acquisition. Long-term investments consist of highly-liquid investments with remaining maturities greater than one year from the balance sheet date, excluding those investments that the Company has the intent and ability to realize within twelve months from the balance sheet date without incurring losses, which are classified as short-term. The Company classifies all securities as available-for-sale and all securities are reported at fair value with any related unrealized gains and losses, net of tax, recorded in Shareholders’ equity under the caption “Accumulated other comprehensive income (loss).” The cost and fair

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of investments are based on the specific identification method. The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. All realized gains and losses and declines in fair value that are other-than-temporary are recorded in earnings in the period of occurrence.

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

Acquisition-related intangibles, including purchased technology, license agreements and non-compete contracts, are presented at cost, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives of two to seven years. The Company periodically reviews its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s customers are located in South Korea, Taiwan, Japan and China. The Company’s sales to these customers may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations. The Company generally does not require collateral for its trade accounts receivable. The Company maintains a provision for potential credit losses based upon expected collectibility of all accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. The majority of the Company’s revenue is invoiced in U.S. dollars although approximately $18.7 million, $7.4 million and $19.3 million of revenue that was recognized in fiscal 2007, 2006 and 2005, respectively, were invoiced in currencies other than the U.S. dollar, primarily Japanese Yen. The Company believes its credit evaluation prior to shipment, credit instruments such as letters of credit, and subsequent monitoring of customer status mitigates its credit risk.

The Company had foreign currency exchange contracts outstanding at September 30, 2007. These instruments were used to mitigate the impact of currency fluctuations on the Company’s income. The Company may be exposed to credit loss in the event of non-performance by counterparties on foreign exchange contracts it may use to mitigate the effect of exchange rate changes. These counterparties are large, international financial institutions and to date, no counterparty has failed to meet its financial obligations to the Company.

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

Foreign Currency.  The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Accordingly, all assets and liabilities of the foreign operations are translated to U.S. dollars at current period-end exchange rates, and revenues and expenses are translated to U.S. dollars using weighted-average exchange rates in effect during the period. The gains and losses from the translation of these subsidiaries’ financial statements into the U.S. dollar are recorded directly into a separate component of shareholders’ equity under the caption “Accumulated other comprehensive income (loss).” Currency transaction gains and losses are included in the Company’s results of operations.

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

At September 30, 2007, the Company had foreign currency forward exchange contracts to sell approximately $5.6 million in Japanese yen.

Warranty.  The Company’s warranty policy generally states that it will provide warranty coverage for a period of 12 months from final acceptance or 14 months from shipment, whichever is shorter. The Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment upon product shipment, when the related revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company reviews actual product failure rates and material usage rates on a periodic basis and adjusts the warranty liability as necessary.

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

Advertising.  The Company expenses advertising costs as incurred. Advertising expense was $10,000, $38,000 and $56,000 for fiscal 2007, 2006 and 2005, respectively.

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

The liability approach also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Management has determined that all of the Company’s tax assets should be offset by a valuation allowance.

In addition, the calculation of the Company’s tax liabilities requires addressing uncertainties in the application of complex tax regulations. Photon Dynamics recognizes liabilities for anticipated tax audit issues in the U.S. and

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional tax payments are probable. If the Company ultimately determines that payment of these amounts is unnecessary, the Company will reverse the liability and recognize a tax benefit during the period in which the Company determines that the liability is no longer necessary. Photon Dynamics will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less that the amount that the Company expects the ultimate assessment to be.

Earnings Per Share.  Basic earnings per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and unvested restricted stock units issued to employees under employee stock option plans.

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

Variable Interest Entity.  In November 2005, Photon Dynamics entered into agreements which committed the Company to provide funding to an early-stage development company subject to certain conditions and milestones. The funding was in the form of a convertible note. In addition, in exchange for providing a limited use license to certain of the Company’s intellectual property, the Company received an equity interest in the development company. For accounting purposes, Photon Dynamics was considered to be the primary beneficiary within the provisions of FASB Financial Interpretation No. 46 (revised 2003) “Consolidation of Variable Interest Entities.” Due to the nature of the agreement, the Company determined that since Photon Dynamics was essentially providing 100% of the funding, there was no offset for minority interest and so the Company consolidated 100% of the entity’s operations. This development-stage company ceased operations and was liquidated in fiscal 2007.

Reclassifications.  Certain prior-year and prior-quarter balances have been reclassified to conform to current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Recent Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 141 (revised 2007) “Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. The provisions of SFAS No. 141R will be effective for the Company in fiscal years beginning October 1, 2009. The Company is evaluating the impact of this statement on its results of operations, financial position and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 will be effective for the Company in fiscal years beginning October 1, 2008. The Company is evaluating the impact of this statement on its results of operations, financial position and cash flows.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for the Company in fiscal years beginning October 1, 2008. The Company is evaluating the impact of this statement on its results of operations, financial position and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The provisions of this Interpretation apply to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The provisions of FIN 48 will be effective for the Company in fiscal years beginning October 1, 2007. The Company is evaluating the impact of this statement on its results of operations, financial position and cash flows.

NOTE 2 — RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS AND COMPANY FINDINGS (Financial Information with Respect to Dates or Periods after September 30, 2007 are Unaudited)

Background on Restatements Related to Customs Duties for Warranty Parts

In the first quarter of fiscal 2007, the Company’s management voluntarily began a review of the Company’s practices with respect to the payment of customs duties for warranty parts in response to concerns raised by the Company’s chief financial officer and general counsel. Management, in consultation with the Audit Committee, determined in January 2007 that the Company had maintained incorrect classification and valuation practices with respect to the import of warranty parts into its South Korea, Taiwan, Japan and China field service locations, resulting in the underpayment of customs duties. At that time the Company estimated that the range of its liability was between approximately $1.0 million and $2.0 million. Because there was no basis to conclude that any amount within this range provided a better estimate than any other amount, the Company determined the liability to be recorded was the lower end of the range of approximately $1.0 million, which included underpaid duties, penalties and interest. The Company evaluated the impact and timing of the liability and concluded that the potential adjustment did not have a material impact on the financial statements for fiscal years ended September 30, 2002 through 2006. Accordingly, the Company recorded the estimated liability at December 31, 2006. Approximately $350,000 of the $1 million was recorded to the Company’s statement of operations, with the majority of this amount recorded to cost of sales, while approximately $680,000 was capitalized into warranty and spares inventory held at the Company’s foreign locations at December 31, 2006.

As the review continued into the third quarter of fiscal 2007, the Company commenced a process of voluntarily disclosing its historical valuation practices to customs authorities in South Korea, Taiwan, Japan and China with the goal of reaching settlements for past due duty amounts plus interest and penalties if applicable. In July 2007, the Company negotiated a settlement with the Korean Customs Service in South Korea for its primary South Korean field service location. This location accounted for the majority of total warranty parts exported by the Company over the five-year period under audit and the settlement represented the majority of total liability to be recorded.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon this settlement and assessing the status of its discussions in the other jurisdictions, the Company revised its estimated liability from the approximately $1.0 million recorded at December 31, 2006 to a range of approximately $7.0 million to $8.0 million at June 30, 2007, net of refundable VAT amounts.

In light of the materiality of the revised estimate and that the underpaid duties, penalties and interest largely related to prior periods, management and the Audit Committee determined on July 16, 2007 that it was appropriate to restate: (i) the Company’s consolidated financial statements for the years ended September 30, 2004, 2005 and 2006 as contained in our Form 10-K for the year ended September 30, 2006; (ii) the Company’s unaudited quarterly financial data for the first two quarters in the fiscal year ended September 30, 2007; and (iii) the Company’s unaudited quarterly financial data for all quarters in the fiscal year ended September 30, 2006. Management and the Audit Committee discussed their conclusions with the Company’s independent registered public accounting firm. The Company disclosed these determinations in a Form 8-K on July 18, 2007. In late 2007, management decided to include all restatements in this fiscal 2007 Annual Report on Form 10-K.

The Company has continued to work with the remaining customs agencies and reached settlements in September and October of 2007 in South Korea, Taiwan, and China and is in the process of reaching a settlement in Japan. As a result, the Company determined the customs duty and nonrefundable VAT, interest and penalty liability, including the effect of historical foreign exchange rates, to be as follows at September 30, 2007:

September 30,
2007
(In thousands)

South Korea	$3,917
Taiwan	2,130
Japan	49
China	1,148

Total liability	7,244
Amounts paid at September 30, 2007	(3,691)

Net liability at September 30, 2007	$3,553

In addition, the Company determined total refundable VAT in all locations to be approximately $4.1 million. As of September 30, 2007, the Company had paid and received a refund for approximately $3.5 million.

The Company currently estimates its total costs, including duties, penalties and interest as well as legal, accounting and other costs associated with the restatement, to be in the range of $11.0 million to $12.0 million. In addition, the Company has not concluded any settlement with U.S. authorities with respect to its failure to make certain filings in connection with the export of warranty parts. The Company has commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of the Company’s failure to comply with U.S. filing obligations may subject the Company to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.

The increased estimates as of June 30, 2007 and September 30, 2007 compared to the original estimate as of December 31, 2006 were primarily due to the following factors:

1. Increased Span of Korean Audit:  The December estimate assumed that duties would be subject to a two-year statute of limitations. However, the Korean customs authorities determined that a five-year statute of limitations was the appropriate period.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Foreign Currency Effect:  The December estimate was based on then-prevailing exchange rates. The customs authorities, however, determined that it was appropriate to use the exchange rates prevailing at the date of import into the country.

3. Lower Declared Values:  The December estimate assumed that the Company had valued warranty parts at 10% of standard cost when in fact a lower, de minimis value was often assigned for customs duty purposes.

4. Computed Value:  The December estimate assumed that it was appropriate to value parts based on inventory costs plus a calculated transfer-price mark-up (8%). As a result of the settlement with the Korean Customs Service, the June estimate was calculated using a mark-up based on the Company’s average historical gross margins.

5. Interest and Penalties:  The December estimate used an interest rate of 5% per annum and assumed penalties of between 7% and 10% of the underpaid amounts owed in Korea. After discussion with the Korean Customs Service, the interest rate and penalties totaled 20% of the underpaid amounts owed in Korea.

6. Value Added Tax (VAT) Recoverability:  The December estimate assumed that VAT paid in China and Taiwan would be refundable. After discussions with customs authorities in China and Taiwan, it was determined that VAT would not be deemed refundable in China and would only be deemed creditable against future VAT payments in Taiwan.

7. Excluded Parts:  The December estimate excluded certain parts that management believed had already been subject to audit by the Korean Customs Service. After review, it was determined that these parts had not been audited and the revised estimates included these parts.

8. Drawback Calculation:  The December estimate assumed that duties on returned merchandise would be refundable. After discussions with customs authorities, the revised estimates significantly reduced these drawback assumptions.

Background on Restatements Related to Other Accounting Issues

In the course of the preparation of the Company’s fiscal 2007 financial statements, management identified certain errors that related to previously reported periods, including:

•	Over-expensing of certain invoices related to inventory receipts and operating expenses which affected fiscal 2005 and 2006 and the first two quarters of fiscal 2007;

•	An over-accrual of a fiscal 2005 management bonus that was reversed in the first quarter of fiscal 2006; and

•	An over-expensing of certain options related to former executive officers due to problems discovered in the supporting software, which affected fiscal 2006 and the first two quarters of fiscal 2007.

These errors affected fiscal years 2006, 2005 and the first and second quarters of fiscal 2007.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Financial Data for the fiscal year ended September 30, 2006

The following tables summarize the significant effects of the restatement on selected consolidated balance sheet data, on selected consolidated statements of operations data and on selected consolidated cash flow data for fiscal 2006:

	September 30,	Cumulative
	2006	Effect of Prior	Current-	September 30,
	As Previously	Period	Period	2006
	Reported	Adjustments*	Adjustments	As Restated
	(In thousands)

Consolidated Balance Sheet Data:
Other current assets and customs obligations	$3,972	$1,798	$1,359	$7,129
Accounts payable	7,657	(167)	(233)	7,257
Other current liabilities and customs obligations	8,967	4,948	3,725	17,640
Total current liabilities	33,113	4,781	3,492	41,386
Common Stock	285,510	—	(94)	285,416
Accumulated deficit	(141,409)	(2,983)	(2,039)	(146,431)
Total liabilities and shareholders’ equity	177,613	1,798	1,359	180,770

*	Amounts consist of the cumulative effect of prior period adjustments.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$172,872	$—	$172,872
Cost of revenue	112,771	1,434	114,205
Research and development	32,420	157	32,577
Selling, general and administrative	24,611	(105)	24,506
Income (loss) from operations	1,412	(1,486)	(74)
Interest income and other, net	3,356	(553)	2,803

Income from continuing operations before income taxes and discontinued operations	4,768	(2,039)	2,729
Provision for income taxes	561	—	561

Income from continuing operations	4,207	(2,039)	2,168
Loss from discontinued operations	(127)	—	(127)

Net income	$4,080	$(2,039)	$2,041

Net income per share from continuing operations:
Basic	$0.25	$(0.12)	$0.13

Diluted	$0.25	$(0.12)	$0.13

Net loss per share from discontinued operations:
Basic	$(0.01)	$—	$(0.01)

Diluted	$(0.01)	$—	$(0.01)

Net income per share:
Basic	$0.24	$(0.12)	$0.12

Diluted	$0.24	$(0.12)	$0.12

Weighted average number of shares:
Basic	16,978	16,978	16,978
Diluted	17,011	17,011	17,011

The following table summarizes the impact of the restatement to Cost of revenues, Research and development, Selling, general and administrative, Interest income and other, net, and Net income for the fiscal year ended September 30, 2006.

		Research	Selling,	Interest
	Cost of	and	General and	Income and	Net
	Revenue	Development	Administrative	Other, Net	Income
	(In thousands)

As previously reported	$112,771	$32,420	$24,611	$3,356	$4,080
Adjustments:
Customs and duties	1,624	—	—	(553)	(2,177)
Other accounting errors	(190)	157	(105)	—	138

As restated	$114,205	$32,577	$24,506	$2,803	$2,041

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30, 2006
	As Previously
	Reported	Adjustments	As Restated
	(In thousands)

Consolidated Statement of Cash Flow Data
Cash flows from operating activities:
Net income from continuing operations	$4,207	$(2,039)	$2,168
Adjustments to reconcile net income from continuing operations to net cash provided operating activities from continuing operations:
Stock-based compensation	4,079	(94)	3,985
Changes in assets and liabilities:
Other current assets	383	(1,359)	(976)
Accounts payable	(5,269)	(233)	(5,502)
Other current liabilities	4,010	3,725	7,735

Net cash provided by operating activities from continuing operations	20,037	—	20,037
Net cash used in operating activities from discontinued operations	(1,271)	—	(1,271)

Net cash provided by operating activities	18,766	—	18,766

Cash flows from investing activities:
Net cash provided by investing activities from continuing operations	15,098	—	15,098
Cash flows from financing activities:
Net cash used in financing activities from continuing operations	(5,814)	—	(5,814)
Effect of exchange rate changes on cash and cash equivalents	(403)	—	(403)

Net increase in cash and cash equivalents from continuing operations	28,918	—	28,918
Net decrease in cash and cash equivalents from discontinued operations	(1,271)	—	(1,271)

Net increase in cash and cash equivalents	27,647	—	27,647
Cash and cash equivalents at beginning of year	20,288	—	20,288

Cash and cash equivalents at end of year	$47,935	$—	$47,935

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Financial Data for the fiscal year ended September 30, 2005

The following tables summarize the significant effects of the restatement on selected consolidated balance sheet data, on selected consolidated statements of operations data and on selected consolidated cash flow data for fiscal 2005:

	Year Ended September 30, 2005
	As Previously
	Reported	Adjustments	As Restated
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$125,813	$—	$125,813
Cost of revenue	82,732	1,379	84,111
Research and development	36,275	(225)	36,050
Selling, general and administrative	24,678	(37)	24,641
Loss from operations	(21,161)	(1,117)	(22,278)
Interest income and other, net	2,218	(445)	1,773

Loss from continuing operations before income taxes and discontinued operations	(18,943)	(1,562)	(20,505)
Provision for income taxes	624	—	624

Loss from continuing operations	(19,567)	(1,562)	(21,129)
Income from discontinued operations	256	—	256

Net loss	$(19,311)	$(1,562)	$(20,873)

Net loss per share from continuing operations:
Basic	$(1.16)	$(0.09)	$(1.25)

Diluted	$(1.16)	$(0.09)	$(1.25)

Net income per share from discontinued operations:
Basic	$0.02	$—	$0.02

Diluted	$0.02	$—	$0.02

Net loss per share:
Basic	$(1.14)	$(0.10)	$(1.24)

Diluted	$(1.14)	$(0.10)	$(1.24)

Weighted average number of shares:
Basic	16,890	16,890	16,890
Diluted	16,890	16,890	16,890

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of the restatement to Cost of revenues, Research and development, Selling, general and administrative, Interest income and other, net, and Net loss for the fiscal year ended September 30, 2005.

		Research	Selling,	Interest
	Cost of	and	General and	Income and	Net
	Revenue	Development	Administrative	Other, Net	Loss
	(In thousands)

As previously reported	$82,732	$36,275	$24,678	$2,218	$19,311
Adjustments:
Customs and duties	1,473	—	—	(445)	1,918
Other accounting errors	(94)	(225)	(37)	—	(356)

As restated	$84,111	$36,050	$24,641	$1,773	$20,873

	Year Ended September 30, 2005
	As Previously
	Reported	Adjustments	As Restated
	(In thousands)

Consolidated Statement of Cash Flow Data
Cash flows from operating activities:
Net loss from continuing operations	$(19,567)	$(1,562)	$(21,129)
Changes in assets and liabilities:
Other current assets	(130)	(887)	(1,017)
Accounts payable	(5,475)	(167)	(5,642)
Other current liabilities	(999)	2,616	1,617

Net cash provided by operating activities from continuing operations	13,745	—	13,745
Net cash used in operating activities from discontinued operations	(640)	—	(640)

Net cash provided by operating activities	13,105	—	13,105

Cash flows from investing activities:
Net cash used in investing activities from continuing operations	(18,815)	—	(18,815)
Cash flows from financing activities:
Net cash provided by financing activities from continuing operations	718	—	718
Net cash used in financing activities from discontinued operations	(313)	—	(313)

Net cash provided by financing activities	405	—	405

Effect of exchange rate changes on cash and cash equivalents	110	—	110

Net decrease in cash and cash equivalents from continuing operations	(4,242)	—	(4,242)
Net decrease in cash and cash equivalents from discontinued operations	(953)	—	(953)

Net decrease in cash and cash equivalents	(5,195)	—	(5,195)
Cash and cash equivalents at beginning of year	25,483	—	25,483

Cash and cash equivalents at end of year	$20,288	$—	$20,288

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	FINANCIAL STATEMENT COMPONENTS

	September 30,
	2007	2006
	(In thousands)

Consolidated Balance Sheet
Inventories:
Raw materials	$7,465	$10,740
Work-in-process	4,491	7,036
Finished goods	1,336	666

Total	$13,292	$18,442

Land, property and equipment:
Land and building	$5,055	$7,056
Equipment	15,665	15,952
Office furniture and fixtures	2,479	2,864
Leasehold improvements	8,442	8,591

	31,631	34,463
Less: accumulated depreciation and amortization	(21,048)	(18,572)

Total	$10,583	$15,891

Other current liabilities:
Compensation	$4,897	$3,460
Vendor obligation	673	942
Professional fees	2,441	891
Customer deposits	—	1,500
Other accrued expenses	1,863	2,174

Total	$9,874	$8,967

Deferred gross margin:
Deferred system sales	$10,269	$12,217
Deferred cost of revenue related to system sales	(7,033)	(4,763)

Total	$3,236	$7,454

Accumulated other comprehensive income:
Foreign currency translation adjustments	$(543)	$332
Unrealized losses on available-for-sale securities	(60)	(52)

Total	$(603)	$280

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,
	2007	2006	2005
		As	As
		restated	restated
	(In thousands)

Consolidated Statements of Operations
Interest income and other, net
Interest income	$4,490	$3,741	$2,187
Interest expense	(627)	(429)	(373)
Foreign exchange gain (loss)	532 (1)	(335)	210
Other	(205)	(174)	(251)

Total	$4,190	$2,803	$1,773

(1)	In fiscal 2007, the Company substantially liquidated its net investment in its Canadian subsidiary, Photon Dynamics Canada, Inc., for financial statement purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” the Company recorded a gain on its net investment in this subsidiary of approximately $928,000, composed of translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.

NOTE 4 —	DISCONTINUED OPERATIONS

Printed Circuit Board Assembly Inspection Business

The Company formerly had a business which sold printed circuit board assembly inspection products which was discontinued in January, 2003.

Loss from discontinued operations of the Printed Circuit Board Assembly Inspection business were approximately $0, $154,000 and $56,000 in fiscal 2007, 2006 and 2005, respectively. The loss from discontinued operations for the year ended September 30, 2006, included approximately $259,000 of legal costs related to the Amtower v. Photon Dynamics, Inc. lawsuit, offset by approximately $108,000 of deferred rent charges that were reversed in the quarter ended December 31, 2005 when the Company successfully renegotiated its remaining lease obligations for its Austin, Texas facility. The loss from discontinued operations for the year ended September 30, 2005, included approximately $132,000 for the reversal of a liability related to the settlement of vendor obligations, approximately $113,000 of legal expenses related to the Amtower v. Photon Dynamics Inc. lawsuit, and approximately $75,000 in other expenses, primarily legal and administrative.

Other current assets at September 30, 2007 and 2006 include approximately $640,000 and $597,000, respectively, related to discontinued operations of the Printed Circuit Board Assembly Inspection business. These assets consist primarily of court-awarded legal fees and insurance reimbursements related to the Amtower v. Photon Dynamics, Inc. lawsuit. This lawsuit, which was filed on April 30, 2001, was taken to trial in April 2006 and in May 2006, judgments were entered in favor of the Company and its former officers. In June 2006, the plaintiff filed a timely notice of appeal. The court award for fees and costs incurred bears interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award.

Other current liabilities at September 30, 2007 and 2006 included approximately $0 and $200,000, respectively, related to potential vendor obligations, which were resolved during fiscal 2007 and resulted in a reversal of the liability.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cathode Ray Tube Display and High Quality Glass Inspection Business

The Company formerly had a business which sold cathode ray tube display and high quality glass inspection products which was discontinued in June, 2003.

Income from discontinued operations of the Cathode Ray Tube Display and High Quality Glass Inspection Business was approximately $0, $27,000 and $312,000 in fiscal 2007, 2006 and 2005. Income from discontinued operations for the year ended September 30, 2006, included approximately $17,000 of adjustments to reduce the estimated warranty liability. Income from discontinued operations for the year ended September 30, 2005, included approximately $288,000 for the reduction in certain reserves, including $143,000 related to warranty provisions and approximately $145,000 related to lease obligations settled at amounts less than originally estimated.

Other current liabilities at September 30, 2007 and 2006 include approximately $1,000 and $19,000, respectively, related to remaining operating lease obligations which continue through October 2007.

NOTE 5 —	ACQUISITIONS

Year ended September 30, 2007 Acquisitions

On July 27, 2007, the Company purchased Salvador Imaging, an international supplier of high-performance digital cameras. The aggregate purchase price consisted of (i) 1,084,406 shares of Photon Dynamics’ common stock valued at approximately $11.5 million, (ii) approximately $2.7 million in cash and (iii) a promissory note in the amount of approximately $5.3 million with principal payable in two equal installments in October 2008 and January 2010 (see Note 16). In addition, the Company incurred approximately $45,000 in acquisition-related expenses, consisting primarily of legal, consulting and accounting fees. The operating results of Salvador Imaging from the purchase date of July 27, 2007 through September 30, 2007 are included in the Company’s fiscal 2007 consolidated statement of operations.

On April 23, 2007, Photon Dynamics had entered into a joint venture agreement with Salvador Imaging. This joint venture resulted in the formation of Salvador Systems LLC. Under terms of the agreements to acquire Salvador Imaging, the joint venture agreement and the related licensing agreements were terminated and Salvador Systems LLC was absorbed into Salvador Imaging upon the Company’s acquisition of Salvador Imaging. Salvador Imaging operates as a wholly-owned subsidiary of Photon Dynamics, Inc.

Purchase Price Allocation and Pro Forma Information

The acquisition of Salvador Imaging was accounted for as business combination under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”). The value of the 1,084,406 shares of common stock issued by the Company in the acquisition was based on the average price of the Company’s stock on July 27, 2007, the date the stock was issued.

The purchase price was allocated by management to the assets acquired and liabilities assumed taking into account an independent appraisal of their respective fair values. To determine the value of the developed and core technologies, the expected future cash flows attributed to all existing technology were discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The value attributed to the backlog was related to purchase orders that had been received prior to the close of the acquisition, determined as the expected discounted cash flow resulting from the revenue related to the shipment of such orders, less normal profit margins.

The value of in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the projects and the level of risk associated with the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, after the applicable closing date, require additional effort in order

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of in-process research and development has been included in the Company’s results of operations.

The Company applied discount factors to the projected cash flows of the acquired technology in order to determine the present value, based on discount rates with inherent risk and expected growth of the developed, core and in-process technologies. The discount rates used for the developed, core and in-process technologies for the acquisition of Salvador Imaging were 28%, 28% and 32%, respectively.

A summary of the allocation of the purchase prices is as follows:

Allocation
Value
(In thousands)

Net fair value of acquired tangible assets and assumed liabilities	$750
Developed technology	6,340
Core technology	1,580
In-process research and development	1,110
Customer relationships	910
Backlog	110
Tradename	640
Non-compete agreement	1,380
Goodwill	6,704

Total	$19,524

The $1.1 million of acquired in-process research and development assets were written off at the date of acquisition in accordance with SFAS No. 141. The $6.7 million of goodwill was assigned to the High-Performance Digital Imaging segment and is not expected to be deductible for tax purposes.

The core technology, developed technology customer relationships and tradename are each being amortized over four years from the date of acquisition, while the non-compete agreement is being amortized over three years from the date of acquisition. The backlog is being amortized to cost of sales at the time revenue is recognized for the related customer orders.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro-forma information presents the results of continuing operations of the Company for the years ended September 30, 2007 and 2006 as if Salvador Imaging had been acquired as of October 1, 2005. The pro-forma information does not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results that may occur in the future. The pro forma results exclude nonrecurring charges, such as the write-off of purchased in-process research and development or the effects of amortization of intangible assets, which resulted directly from these transactions. The unaudited pro forma information is as follows:

	Year Ended September 30,
	2007	2006
	(In thousands except per share data, unaudited)

Total revenue	$76,000	$173,434
Income (loss) from continuing operations	(34,238)	2,601
Net income (loss)	(34,238)	2,474
Pro forma income (loss) per share from continuing operations:
Basic	$(2.04)	$0.15
Diluted	$(2.04)	$0.15
Pro forma income (loss) per share:
Basic	$(2.04)	$0.15
Diluted	$(2.04)	$0.15

NOTE 6 —	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill was approximately $6.9 million and $153,000 at September 30, 2007 and 2006, respectively. During the fourth quarter of fiscal 2007, the Company added approximately $6.7 million in goodwill related to the purchase of Salvador Imaging (see Note 5). There were no additions or adjustments to goodwill during fiscal 2006.

There have been no significant events or circumstances negatively affecting the valuation of goodwill at September 30, 2007 subsequent to the Company’s annual impairment test performed during the fourth quarter of fiscal 2007.

Intangible Assets

The components of intangible assets as of September 30, 2007 were as follows:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(In thousands)

Gross carrying amount at September 30, 2007	$7,346	$3,988	$2,348	$910	$640	$110	$15,342
Accumulated amortization	(1,094)	(2,111)	(1,041)	(38)	(27)	(8)	(4,319)

Net carrying amount at September 30, 2007	$6,252	$1,877	$1,307	$872	$613	$102	$11,023

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of intangible assets as of September 30, 2006 were as follows:

				Non
	Developed	Core	License	Compete
	Technology	Technology	Agreement	Contract	Total
	(In thousands)

Gross carrying amount at September 30, 2006	$1,006	$2,408	$1,138	$968	$5,520
Accumulated amortization	(578)	(1,504)	(948)	(774)	(3,804)

Net carrying amount at September 30, 2006	$428	$904	$190	$194	$1,716

The following table summarizes the activity during the fiscal years ended September 30, 2007 and 2006:

				Non
	Developed	Core	License	Compete	Customer	Trade
	Technology	Technology	Agreement	Contract	Relations	Name	Backlog	Total
	(In thousands)

Balance as of September 30, 2005	$680	$1,506	$570	$449	$—	$—	$—	$3,205
Amortization during the period	(252)	(602)	(380)	(255)	—	—	—	(1,489)

Balance as of September 30, 2006	$428	$904	$190	$194	$—	$—	$—	$1,716
Acquired during the period	6,340	1,580	—	1,380	910	640	110	10,960
Amortization during the period	(516)	(607)	(190)	(267)	(38)	(27)	(8)	(1,653)

Balance as of September 30, 2007	$6,252	$1,877	$—	$1,307	$872	$613	$102	$11,023

Based on intangible assets recorded at September 30, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense relating to intangible assets at September 30, 2007, is approximately $3.4 million, $2.9 million, $2.8 million and $1.9 million in fiscal 2008 through 2011, respectively.

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

NOTE 7 —	RESTRUCTURING AND OTHER CHARGES

March 2007 Impairment of Property and Equipment

During the three months ended March 31, 2007, the Company recorded approximately $2.8 million of charges to impair property and equipment.

As a result of the successful implementation of the Company’s offshore manufacturing program, management performed an impairment assessment of its manufacturing facilities and equipment. Based on that assessment management determined that the Company’s 128,520 square foot U.S. facility leased by the Company was not impaired; however, the 22,000 square foot U.S. manufacturing facility owned by the Company was impaired. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment or Disposal of Long-lived Assets,” (“SFAS No. 144”) the Company recorded an impairment charge of approximately $2.0 million in the three months ended March 31, 2007. This charge was based on the difference between the carrying amount of the asset over the assets’ appraised fair value. In addition, during the three months ended March 31, 2007, the Company incurred an impairment charge of approximately $834,000 as a result of the write-off of certain capital equipment that was determined to have no additional future use.

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

The restructuring plan consisted entirely of reducing the Company’s workforce. Management approved and implemented the plan and determined the benefits that would be offered to the employees being terminated. Management determined that terminations affecting 56 employees would occur on February 21, 2007. All affected employees were notified of their termination and the benefits package was explained in sufficient detail such that each affected employee was able to determine the type and amount of benefits they were entitled to receive.

The Company recorded a restructuring charge of approximately $1.0 million in the three months ended March 31, 2007, which was comprised of employee severance and related benefits. In the three months ended June 30, 2007, the Company reversed approximately $95,000 of the initial charge for severance benefits not paid. These charges are reflected in “Restructuring charge” in the Company’s Consolidated Statements of Operations.

The following table summarizes the liability since inception:

One-Time
Termination
Benefits
(In thousands)

Inception of liability	$1,017
Cash payments	(926)
Adjustments to the liability	(91)

Balance at September 30, 2007	$—

Adjustments to the liability represent severance not paid and foreign currency translation effects on the liability.

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

The Company recorded a restructuring charge of approximately $446,000 in the three months ended December 31, 2006, which was comprised of employee severance and related benefits and the impairing certain

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing assets associated with the product line. These charges are reflected in “Restructuring charge” in the Company’s Consolidated Statements of Operations. All severance amounts were paid out in the six months ended March 31, 2007.

The following table summarizes the liability since inception:

	One-Time
	Termination	Other
	Benefits	Costs	Total
	(In thousands)

Inception of liability	$173	$273	$446
Cash payments	(171)	—	(171)
Adjustments to the liability	(2)	(273)	(275)

Balance at September 30, 2007	$—	$—	$—

Adjustments to the liability represent the write-off of certain capital equipment that had no additional future use and foreign currency translation effects on the liability.

September 2006 Impairment of Property and Equipment

During the three months ended September 30, 2006, the Company recorded approximately $81,000 of charges to impair property and equipment for manufacturing capital equipment that had no future use

September 2005 Impairment of Property and Equipment

During the three months ended September 30, 2005, the Company recorded approximately $637,000 of charges to impair property and equipment for manufacturing capital equipment that had no future use

April 2005 Restructure

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge was offset by approximately $84,000 of adjustments to the liability for bonuses not paid. These charges are reflected in “Restructuring charge” in the Company’s Consolidated Statements of Operations.

The following table summarizes the liability since inception:

	One-Time	Contract
	Termination	Termination
	Benefits	Costs	Total
	(In thousands)

Inception of liability	$430	$246	$676
Cash payments	(526)	(21)	(547)
Costs incurred and charged to expense	521	—	521
Adjustments to the liability	24	(166)	(142)

Balance at September 30, 2005	449	59	508
Cash payments	(492)	(16)	(508)
Costs incurred and charged to expense	114	—	114
Adjustments to the liability	(71)	(5)	(76)

Balance at September 30, 2006	—	38	38
Cash payments	—	(14)	(14)
Adjustments to the liability	—	1	1

Balance at September 30, 2007	$—	$25	$25

As of September 30, 2007, the remaining liability of approximately $25,000 is reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets and relates primarily to the lease of the Markham, Canada facility, which continues through October 2007. All termination benefits were paid out by March 31, 2006. Adjustments to the liability represent an adjustment to bonus amounts accrued and to foreign currency translation effects on the liability.

NOTE 8 —	FINANCIAL INSTRUMENTS

Short Term Investments

The amortized cost and estimated fair value of securities available-for-sale, by type, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

September 30, 2007
Corporate debt securities	$23,641	$1	$(63)	$23,579
Auction rate preferred securities	16,235	—	—	16,235
Mortgage-backed securities	4,000	3	—	4,003
Money market bank deposits and other	18,697	—	—	18,697

Total available-for-sale investments	$62,573	$4	$(64)	$62,513

Amounts included in:
Cash equivalents	$18,697	$—	$—	$18,697
Short-term investments	42,676	4	(40)	42,640
Long-term investments	1,200	—	(24)	1,176

Total available-for-sale investments	$62,573	$4	$(64)	$62,513

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

September 30, 2006
Auction rate preferred securities	$46,765	$—	$—	$46,765
Corporate debt securities	20,849	—	(48)	20,801
Mortgage-backed securities	2,000	—	(4)	1,996
Money market bank deposits and other	22,167	—	—	22,167

Total available-for-sale investments	$91,781	$—	$(52)	$91,729

Amounts included in:
Cash equivalents	$36,114	$—	$(6)	$36,108
Short-term investments	54,867	—	(33)	54,834
Long-term investments	800	—	(13)	787

Total available-for-sale investments	$91,781	$—	$(52)	$91,729

The contractual maturities of the Company’s marketable securities as of September 30, 2007, regardless of the consolidated balance sheet classification, are as follows:

		Estimated
	Cost	Fair Value
	(In thousands)

Due in less than one year	$45,138	$45,102
Due in 1 to 3 years	1,200	1,176
Due in 3 to 5 years	—	—
Due in 5 to 10 years	—	—
Due in greater than 10 years	16,235	16,235

Total cost and estimated fair values	$62,573	$62,513

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

Net realized gains and losses for the years ended September 30, 2007, 2006 and 2005 were not material to the Company’s financial position or results of operations and have been included in “Interest income and other, net” in

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Consolidated Statements of Operations in the respective period. The breakdown of marketable securities with unrealized losses at September 30, 2007 is as follows:

	In a Loss Position		In a Loss Position
	for Less Than		for 12 Months
	12 Months		or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	FMV	Losses	FMV	Losses	FMV	Losses
(In thousands)

Corporate debt securities	$20,476	$(63)	$800	$(1)	$21,276	$(64)

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

The Company periodically reviews its investment portfolio for possible impairment due to changes in credit risk or other potential valuation concerns. The Company believes that no investment held at September 30, 2007 was impaired. While certain available-for-sale securities have fair values that are below cost, the Company believes that the decline in market value is due to changes in interest rates and bond yields and not due to increased credit risk.

Derivative Financial Instruments

Photon Dynamics may use financial instruments, such as forward exchange and currency option contracts, to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions or existing account balances. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions or balances being hedged. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to protect against unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. However, these derivative instruments do not fully hedge the Company’s exposure to foreign exchange rate risk. This financial exposure is monitored and managed by the Company as an integral part of its overall risk management program, which focuses on the volatility in the financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

The Company accounts for its derivatives instruments according to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. The Company does not use derivative financial instruments for speculative or trading purposes, nor does it hold or issue leveraged derivative financial instruments.

The Company conducts business internationally in several currencies. As such, it is exposed to fluctuations in foreign currency exchange rates. The Company’s exposure to foreign exchange rate fluctuations arises in part from: (1) translation of the financial results of foreign subsidiaries into U.S. dollars in consolidation; (2) the re-measurement of non-functional currency assets, liabilities and intercompany balances into U.S. dollars for financial reporting purposes; and (3) non-U.S. dollar denominated sales to foreign customers. The Company defines its exposure as the risk of changes in the functional-currency-equivalent cash flows (generally U.S. dollars) attributable to changes in the related foreign currency exchange rates.

In June 2007, the Company entered into forward sales contracts in order to manage foreign currency risk associated with certain trade accounts receivable denominated in Japanese yen. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception and have terms designed to match

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the timing of payment from the yen-denominated accounts receivable. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the balance of the accounts receivable, these financial instruments mitigate the risk that might otherwise result from certain changes in currency exchange rates between U.S. dollars and Japanese Yen. The Company did not designate these forward sales contracts as hedging instruments, as defined by SFAS No. 133, and, as such, records the changes in the fair value of these derivatives immediately in “Interest income and other, net” in the Company’s condensed consolidated statements of operations. At September 30, 2007, the Company had foreign exchange forward contracts to sell approximately $5.6 million in Japanese Yen. The change in fair value of the contracts was not material. The contract expired in November 2007.

NOTE 9 —	INCOME TAXES

The provision for income taxes related to continuing operations consists of the following:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Current:
Federal	$27	$175	$23
State	76	2	8
Foreign	210	356	678
Deferred:
Foreign	(33)	28	(85)

Provision for income taxes	$280	$561	$624

Income (loss) before income taxes related to continuing operations consists of the following:

	Year Ended September 30,
	2007	2006	2005
		As restated	As restated
	(In thousands)

Domestic	$(36,755)	$1,379	$(28,558)
Foreign	1,963	1,350	8,053

Income (loss) before income taxes	$(34,792)	$2,729	$(20,505)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred income tax assets are as follows:

	September 30,
	2007	2006
		As restated
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$44,310	$31,782
Research credit carryforwards	9,049	9,585
Foreign research and development expenditures	10,885	10,884
Purchased intangibles	3,755	3,005
Inventory write-downs	5,807	5,198
Depreciation	2,060	1,555
Allowance for doubtful accounts	89	152
Expenses not currently deductible	3,744	5,310
Stock-based compensation	1,714	1,399
Deferred revenue	3,360	4,500

Total deferred tax assets	84,773	73,370
Valuation allowance	(84,685)	(73,312)

Net deferred tax assets	88	58
Deferred tax liabilities	—	—

Total net deferred tax assets	$88	$58

Deferred tax assets reflect net operating loss and credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The valuation allowance increased by approximately $11.4 million in fiscal 2007 and decreased by approximately $359,000 in fiscal 2006. As of September 30, 2007, approximately $14.5 million of the valuation allowance is related to the benefits attributable to stock option deductions which will be credited to paid-in capital when realized.

As of September 30, 2007, the Company has federal and state net operating loss carryforwards of approximately $121.2 million and $35.5 million, respectively. The federal net operating loss carryforwards will begin expiring in fiscal year 2022 if not utilized. The state net operating loss carryforwards will expire at various times beginning in fiscal year 2013 if not utilized. The Company also has federal and state research and development tax credit carryforwards of approximately $5.1 million and $5.4 million, respectively. The federal credits expire on an annual basis through fiscal year 2025 if not utilized. The state credits have an indefinite carryforward period.

As of September 30, 2007, the Company has cumulative foreign loss carryforwards for Canadian income tax purposes of approximately $2.0 million. These foreign loss carryforwards will expire on an annual basis through fiscal year 2027 if not utilized. The Company has cumulative Canadian scientific research and development expenditures (“SR&D”) available for deduction in future years of approximately $18.4 million. These deductible SR&D can be carried forward to reduce future Canadian taxable income indefinitely. The Company also has SR&D credit carryforwards of approximately $5.0 million, which continue to expire on an annual basis through fiscal year 2015. In consideration of the fiscal 2005 restructuring of the Canadian operation, which closed the Canadian facility and moved all research and development activity elsewhere in the Company, and the varying future expiration dates of the available tax loss and credit carryforwards, the Company does not expect to realize any tax benefit associated with these attributes.

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

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended September 30,
	2007	2006	2005
		As restated	As restated
	(In thousands)

Expected provision (benefit) at federal statutory rate	$(12,175)	$955	$(7,177)
Foreign income tax rate differences	99	(79)	593
Losses (benefited)/not benefited	11,961	(827)	6,986
Disallowed business meals, entertainment and penalties	50	196	206
Nondeductible stock-based compensation	114	173	—
Nondeductible VIE losses	231	143	—
Other individually immaterial items	—	—	16

Provision for income taxes	$280	$561	$624

NOTE 10 —	SHAREHOLDER’S EQUITY

Stock Option Exchange Program.  On January 24, 2007, at the Company’s Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the 2005 Equity Incentive Plan to permit a one-time stock option exchange program whereby employees holding certain stock options having exercise prices significantly higher than the Company’s market price for its common stock would be allowed to exchange those options for a lesser number of restricted share units. The Company’s executive officers and members of the Company’s board of directors were not eligible to participate in the exchange. This exchange took place on May 15, 2007. Of the 804,374 options eligible for exchange, employees elected to exchange 723,271 options, for which the Company issued 241,213 restricted stock units (see Note 11).

Common Stock Repurchase Program.  On August 21, 2006, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to a maximum of 1.1 million outstanding shares of the Company’s common stock. During fiscal 2006, the repurchases were made from time to time on the open market at prevailing prices and in negotiated transactions off the market as management deems appropriate. The Company did not repurchase its shares during any period in which the Company was in possession of material non-public information. The purchases were funded from available working capital, and the repurchased shares were either retired or used for ongoing stock issuances. There is no guarantee as to the exact number of shares that will be repurchased. In fiscal 2007, the Company made no additional repurchases as management determined that additional purchases were not warranted. Although the Company does not anticipate any additional purchases, the timing and actual number of additional shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. In fiscal 2006, the Company repurchased the following shares under this plan:

			Total Shares
		Average	Purchased	Shares Yet
	Total Shares	Price Paid	as Part	to be Purchased
	Purchased	per Share	of the Plan	Under the Plan

August 1 through August 31, 2006	503,581	$13.17	503,581	596,419
September 1 through September 30, 2006	26,020	$13.35	529,601	570,399

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate repurchase price of approximately $7.0 million was reflected as a reduction of common stock in the consolidated financial statements.

Settlement of Escrow Shares.  During the quarter ended March 31, 2006, the Company reached resolution on shares held in escrow. In July 2001, the Company had entered into a share purchase agreement with Intelligent Reasoning Systems, Inc. (“IRSI”) and under the agreement issued 699,010 shares of Photon Dynamics, Inc. common stock. A total of 57,195 shares remained in an escrow account pending resolution of the Company’s claim against the escrow related to the Austin, Texas, facility lease acquired as part of the purchase of IRSI. During the quarter ended December 31, 2005, the Company settled its lease obligations and filed a claim against the escrowed shares. During the quarter ended March 31, 2006, the Company’s claim against the escrowed shares was accepted and the Company received 50,319 shares, while the remaining 6,876 shares were distributed to the former shareholders of IRSI. The Company cancelled the 50,319 shares and the balance of the approximately $1.3 million in the escrow receivable account at the time of share cancellation was recorded as a reduction of common stock in the consolidated financial statements.

Stock Ownership Expense.  During fiscal 2006 and 2005, the Company recorded approximately $14,000 and $52,000 in stock ownership expense related to options granted to a member of its Board of Directors for consulting services (see Note 15). The fair value of these options was computed using the Black-Scholes option-pricing model and revalued in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Shares Reserved.  The Company has reserved shares of common stock for future issuance as follows:

September 30,
2007

Stock options and awards outstanding	1,529,778
Stock options and awards, available for grant	1,739,630
Shares for employee stock purchase plan	829,915
Exchange shares for previous acquisitions	32,699

Total	4,132,022

NOTE 11 —	STOCK-BASED COMPENSATION PLANS AND OTHER EMPLOYEE BENEFITS

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of recording stock-based compensation for fiscal years ended September 30, 2007 and 2006 is as follows:

	Year Ended September 30,
	2007	2006
		As restated
	(In thousands)

Stock-based compensation expense included in continuing operations:
Cost of revenue	$318	$401
Research and development	400	676
Selling, general and administrative	1,255	2,908

Total stock-based compensation expense after income taxes(1)	$1,973	$3,985

Stock-based compensation expense by type of award:
Employee stock options	$1,318	$3,630
Employee stock purchase plan	498	470
Restricted stock awards	215	—
Amounts capitalized as inventory and deferred gross margin	(58)	(115)

Total stock-based compensation expense after income taxes(1)	$1,973	$3,985

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.

Prior to the adoption of SFAS No. 123R, the Company provided disclosures required under SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” No employee stock-based compensation was reflected in net income for fiscal year 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The pro forma information under SFAS No. 123 for the years ended September 30, 2005 is as follows:

Year Ended
September 30, 2005
As restated
(In thousands,
except per share data)

Net loss — as reported	$(20,873)
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(9,534)

Net loss — pro forma	$(30,407)

Basic net loss per share — as reported	$(1.24)

Diluted net loss per share — as reported	$(1.24)

Basic net loss per share — pro forma	$(1.80)

Diluted net loss per share — pro forma	$(1.80)

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Incentive and Other Programs

The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At September 30, 2007, the equity incentive program consisted of:

The 2005 Equity Incentive Plan.  Under this plan, officers, key employees, consultants and all other employees may be granted restricted stock units, options to purchase shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 2,250,000 shares of common stock. Under this plan, stock options generally have a vesting period of 50 to 60 months, are generally exercisable for a period of seven to ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted under the Equity Incentive Plan with varying criteria such as time-based or performance-based vesting. Under the 2005 Equity Incentive Plan, restricted stock units generally vest annually over a three- to four-year period from the date of grant. Restricted stock units issued in the Company’s one-time stock option exchange program vest over a two- to three-year period from the date of exchange.

2006 Non-Employee Directors’ Stock Incentive Plan.  Under this plan, non-employee directors may be granted restricted stock units, options to purchase shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 600,000 shares of common stock. Under this plan, stock options generally have a vesting period of 12 to 48 months, are generally exercisable for a period of ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Restricted stock units may be granted under this plan with varying criteria such as time-based vesting. Under this plan, restricted stock units generally vest annually over a three- to four-year period from the date of grant.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Risk-Free Interest Rate.  The risk-free rate is based on a risk-free zero-coupon spot interest rate at the time of grant with remaining terms equivalent to the expected term of the option grants.

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

The fair value of each option award in the fiscal years ended September 30, 2007, 2006 and 2005 used the following weighted-average valuation assumptions:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Stock option plan:
Expected stock price volatility	43%	44%	69%
Risk free interest rate	4.7%	4.5%	3.4%
Expected life of options (years)	3.4	3.7	5.3
Expected dividends	None	None	None

The fair value of the Company’s employee stock purchase plan is estimated on the first day of the offering period using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107, and FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” The Company determined the fair value of the stock purchased

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under its stock purchase plan in the fiscal years ended September 30, 2007, 2006 and 2005 using the following weighted-average valuation assumptions:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Stock purchase plan:
Expected stock price volatility	43%	44%	80%
Risk free interest rate	4.6%	4.6%	1.7%
Expected life of options (years)	0.5	0.5	1.6
Expected dividends	None	None	None

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Incentive Plan

The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

				Weighted-
				Average
	Awards		Weighted-	Remaining
	Available	Options	Average	Contract	Aggregate
	for Grant	Outstanding	Exercise Price	Term (in years)	Intrinsic Value
					(In thousands)

Balances at September 30, 2004	859,004	1,632,209	$27.73
Additional shares reserved	1,200,000	—	—
Options granted	(797,800)	797,800	19.37
Options canceled/expired	402,104	(399,144)	28.89
Options exercised	—	(84,591)	13.59

Balances at September 30, 2005	1,663,308	1,946,274	$24.64
Plan shares expired(1)	(789,818)	—	—
Options granted	(472,950)	472,950	18.37
Options canceled/expired	397,796	(397,796)	25.36
Options exercised	—	(70,733)	15.06

Balances at September 30, 2006	798,336	1,950,695	$23.28
Additional shares reserved	1,000,000	—	—
Plan shares expired(1)	(474,204)	—	—
Options granted	(454,375)	454,375	11.42
Restricted stock units granted(2)	(304,338)	—
Restricted stock units canceled(2)	20,142	—
Options canceled/expired	1,154,069	(1,154,069)	23.01
Options exercised	—	(5,419)	4.91

Balances at September 30, 2007	1,739,630	1,245,582	$19.29	5.6	$103

Vested and expected to vest at September 30, 2007		1,052,907	$20.51	5.5	$103

Exercisable at September 30, 2007		779,927	$23.21	5.0	$103

(1)	The Company’s 1995 Amended and Restated Stock Option Plan expired in November 2005. Option shares that were available for grant at the time of cancellation and all outstanding option shares that subsequently are cancelled or expire are no longer available for grant.

(2)	Any restricted stock units granted under the 2005 Equity Incentive Plan or 2006 Non-Employee Directors’ Stock Incentive Plan shall be counted against the total number of shares issuable under the Plans. Additional detail of restricted stock units outstanding are shown below.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.05 as of September 28, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The weighted average grant date fair value of options granted during fiscal 2007, 2006 and 2005 was $4.04, $6.94 and $12.39 per share, respectively. The total intrinsic value of options exercised during the fiscal year ended September 30, 2007 was approximately $37,000. The total cash received from employees as a result of stock option

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercises during fiscal 2007, 2006 and 2005 was approximately $27,000, $1.1 million and $1.1 million, respectively. In connection with these exercises, the tax benefits realized by the Company was minimal.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $1.2 million and will be recognized over an estimated remaining weighted average amortization period of 1.8 years.

Restricted Stock Units

The Company began granting restricted stock units in fiscal 2007. The following table summarizes the restricted stock unit activity for the indicated period:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value

Unvested restricted stock units at September 30, 2006	—	$—
Granted	304,338	$10.43
Vested	—	$—
Forfeited	(20,142)	$10.43

Unvested restricted stock units at September 30, 2007	284,196	$10.43

As of September 30, 2007, there was approximately $1.2 million of unrecognized stock-based compensation related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized stock-based compensation is expected to be recognized over an estimated remaining weighted average amortization period of 1.4 years.

The Company’s shareholder-approved one-time exchange of options for a lesser number of restricted stock units occurred on May 15, 2007. This exchange qualified as a modification of the terms of the cancelled options under the provisions of SFAS No. 123R. Therefore, the total compensation cost of the newly-issued restricted stock units was measured at the date of cancellation and replacement and consisted of approximately $1.2 million of the grant-date fair value of the original options for which the requisite service was expected to be rendered at that date plus approximately $900,000 of incremental cost resulting from the cancellation and replacement. The incremental compensation cost was measured as the excess of the fair value of the restricted stock units over the fair value of the cancelled options at the cancellation date.

Employee Stock Purchase Plan

The compensation cost in connection with the employee stock purchase plan in the fiscal years ended September 30, 2007 and 2006 was approximately $498,000 and $470,000, respectively. The weighted-average fair value of shares issued in fiscal 2007 and 2006 was $3.60 and $5.27, respectively. As the employee stock purchase plan was non-compensatory under APB 25, no compensation expense was recorded in connection with the plan in the fiscal year ended September 30, 2005. In fiscal 2007, 2006 and 2005, employees purchased 124,776, 45,309 and 47,188 shares, respectively. Total cash received from employees for the issuance of shares under the employee stock purchase plan was approximately $1,338,000, $722,000 and $646,000 during fiscal 2007, 2006 and 2005, respectively.

The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At September 30, 2007, a total of 829,915 shares were reserved and available for issuance under this Plan.

Other Employee Benefit Plans

Retirement Savings Plan.  The Company has a retirement savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. In fiscal 2007, 2006 and 2005, the Company matched

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

50% on the first 7% up to $3,500 per year of an eligible employee’s contribution. The total charge to operations under the 401(k) program was approximately $463,000, $506,000 and $469,000 in fiscal 2007, 2006 and 2005, respectively.

NOTE 12 —	NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended September 30,
	2007	2006		2005
		As		As
		restated		restated
	(In thousands, except per share data)

Numerator:
Net income (loss) from continuing operations before discontinued operations	$(35,072)	$2,168		$(21,129)
Net income (loss) from discontinued operations	—	(127)		256

Net income (loss)	$(35,072)	$2,041		$(20,873)

Denominator:
Weighted average shares for basic net income (loss) per share	16,814	16,978		16,890
Effect of dilutive securities: Employee stock options	— (1)	33		— (1)

Weighted average shares for diluted net income (loss) per share	16,814	17,011		16,890

Earnings per share:
Basic net income (loss) per share:
Net income (loss) from continuing operations	$(2.09)	$0.13		$(1.25)
Net income (loss) from discontinued operations	—	(0.01)		0.02

Net income (loss) per share	$(2.09)	$0.12		$(1.24)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$(2.09)	$0.13		$(1.25)
Net income (loss) from discontinued operations	—	(0.01	)(2)	0.02

Net income (loss) per share	$(2.09)	$0.12		$(1.24)

(1)	The effect of potentially dilutive securities from employee stock options and restricted stock units to purchase 299,792 and 124,060 shares at September 30, 2007 and 2005, respectively, were not included in the computation of diluted net loss per share as the effect is antidilutive.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	In accordance with Statement of Accounting Standards No. 128 “Earnings Per Share,” the Company included the effect of dilutive securities from employee stock options to purchase 33,000 shares in its calculation of fiscal 2006 diluted net loss from discontinued operations.

The number of options set forth in the following table are not included in the computation of diluted earnings per share because the exercise price, including unamortized stock-based compensation net of tax benefits, was greater than the average market price of common shares. As a result, their effect would have been anti-dilutive.

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Number of shares	1,714	1,949	1,203

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

The Company has non-cancelable operating leases for various facilities in the United States, South Korea, Taiwan, Japan, China and Canada. Total rent expense under all operating leases was approximately $2.7 million, $2.6 million and $2.9 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively. Certain of these leases contain provisions which permit the Company to renew the leases at the end of their respective lease terms. Rent expense was net of sublease income of approximately $357,000, $356,000 and $186,000 for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Future minimum lease commitments under operating leases at September 30, 2007, are approximately $3.4 million, $2.9 million, $2.8 million, $723,000, and $1,000 in fiscal 2008 through 2012, respectively. Operating lease obligations consist primarily of the Company’s lease agreement for its headquarters in San Jose, California, which is leased under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods.

At September 30, 2007 and 2006, the Company had equipment with a net book value of approximately $240,000 and $195,000 under capital leases, respectively. Total expense under these capital leases was approximately $95,000 and $17,000 for the fiscal years ended September 30, 2007 and 2006, respectively. Future minimum lease commitments under capital leases at September 30, 2007, are approximately $115,000 and $39,000 in fiscal 2008 and 2009, respectively.

Line of Credit

In March 2000, the Company entered into a bank line of credit (“line of credit”) which had an initial term of one year. The Company had renegotiated the line of credit on an annual basis and had a $4.0 million borrowing capacity on the line of credit with an interest rate of floating prime. In October, 2007, this line of credit expired and was not renewed. The line of credit was secured by substantially all of the Company’s assets and contained certain financial and other covenants. At September 30, 2007 and 2006, there were no amounts outstanding under the line of credit.

Purchase Agreements

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply chain for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open purchase commitments were $28.0 million as of September 30, 2007, including cancelable purchase commitments.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retention Bonus

The Company entered into an agreement with certain key employees of Summit Imaging, Inc. in 2003 whereby the Company paid incentive bonuses to retain the identified employees. The key employees included David W. Gardner, who was the owner of Summit Imaging, Inc. and subsequently was rehired as an officer of the Company as a result of the acquisition of Salvador Imaging in July 2007. The Summit Imaging retention agreement provided for a total bonus payment of $1.5 million, which was to be paid in four annual installments beginning on April 1, 2004. In August of 2005, the Company entered into separation agreements with these employees. The agreement contained contingent provisions for the original bonus to be paid. As of September 30, 2006 and 2005, the Company had accrued approximately $188,000 and $375,000, respectively, through charges to earnings which is included in “Other current liabilities” in the consolidated financial statements. At September 30, 2007, all amounts had been paid out.

Warranty Obligations

The Company generally offers warranty coverage for a period of 12 months from final acceptance or 14 months from shipment, whichever is shorter. Upon product shipment, the Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment. Factors that affect the Company’s warranty liability include the number of installed units under warranty, product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company’s product liability during fiscal 2007 and 2006 were as follows:

	Fiscal	Fiscal
	2007	2006
	(In thousands)

Beginning balance	$8,058	$5,346
Estimated warranty cost of new shipments during the period	4,528	5,903
Warranty charges during the period	(10,143)	(5,112)
Changes in liability for pre-existing warranties, including expirations	774	1,921

Ending balance	$3,217	$8,058

The fiscal 2006 ending balance includes amounts related to the Company’s agreement with one customer to replace two ArrayCheckertm systems. In the fourth quarter of fiscal 2006, the Company agreed to replace two of the four original Generation 7 test systems sold to a customer with a newer version of our Generation 7 test systems. Even though all four original Generation 7 systems had been used by the customer in full production, reliability and uptime issues impacted the production capability of the fabrication lines in which they operated. The replacement systems cost of approximately $3.0 million was accrued as warranty expense in the quarter ended September 30, 2006. Approximately $2.7 million of warranty liability associated with this exchange was satisfied during fiscal 2007 when the machines were replaced.

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

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded the Company approximately $445,000 in fees and costs. The award bears interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award.

As of December 31, 2007, the Company has paid approximately $6.3 million, net of VAT amounts refund, to foreign customs authorities in connection with its settlements regarding underpayment of customs duties for warranty parts and expects to pay $1.3 million more to settle all known amounts with foreign customs authorities. The Company has not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, the Company has commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of the Company’s failure to comply with U.S. filing obligations may subject the Company to penalties and result in additional expenses. The Company is unable to estimate the extent of such possible penalties and expenses.

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

NOTE 14 —	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Prior to 2007, the Company operated in one segment, Flat Panel Display. A second operating segment, High-Performance Digital Imaging, was created in July, 2007 when the Company purchased Salvador Imaging (see Note 5). The CEO reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. For the year ended September 30, 2007, more than 99% of the Company’s total revenues were generated by the Flat Panel Display segment.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2007, 2006 and 2005, the Company sold its products for the flat panel display industry directly to customers in South Korea, Taiwan, Japan and China. For geographical reporting, revenue is attributed to the geographic location to which the product was shipped. Long-lived assets consist primarily of property, plant and equipment, goodwill, and intangible assets, and are attributed to the geographic location in which they are located.

The following is a summary of revenue by geographic area based on location where the product was shipped:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Revenue:
South Korea	$26,197	$113,288	$41,474
Taiwan	23,332	41,108	53,159
Japan	18,681	7,665	17,044
China	4,655	10,811	14,136
United States	1,402	—	—

Total	$74,267	$172,872	$125,813

The following is a summary of revenue by product line:

	Year Ended September 30,
	2007	2006	2005
	(Percent of total revenue)

Revenue:
ArrayCheckertm	57%	66%	60%
ArraySavertm	15	19	24
PanelMastertm	1	6	6
Customer spares and other	27	9	10

Total	100%	100%	100%

Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Year Ended September 30,
	2007	2006	2005
	(Percent of total revenue)

Customer A	24%	*	12%
Customer B	20%	39%	22%
Customer C	17%	12%	*
Customer D	16%	25%	10%
Customer E	*	*	12%
Customer F	*	*	11%

*	Customer accounted for less than 10% of total revenue for the period.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	September 30,
	2007	2006
	(Percent of total receivable)

Customer A	28%	16%
Customer B	26%	16%
Customer C	19%	37%
Customer D	*	21%

*	Customer accounted for less than 10% of total gross accounts receivable for the period.

Long-lived assets by geographical area were as follows:

	September 30,
	2007	2006
	(In thousands)

United States	$27,518	$16,234
South Korea	756	1,229
Other	189	297

Total	$28,463	$17,760

NOTE 15 —	RELATED PARTY TRANSACTIONS

In July 2007, in connection with the purchase of Salvador Imaging the Company issued a promissory note to a trust (see Note 16). The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition.

During fiscal 2005, the Company paid $108,000 to one board member for consulting services rendered to the Company. During fiscal 2006 and 2005, the Company recorded approximately $14,000 and $52,000, respectively, in stock ownership expense related to options granted to this consultant.

In the third quarter of fiscal 2004, in connection with the acquisition of Quantum Composers, Inc., the Company issued a series of promissory notes (see Note 16). The owner of Quantum Composers became an employee of Photon Dynamics as a result of the purchase.

NOTE 16 —	NOTES PAYABLE

In the fourth quarter of fiscal 2007, the Company issued $5.3 million in a promissory note in connection with the acquisition of Salvador Imaging. The note bears interest at 5%. At September 30, 2007 approximately $5.4 million was outstanding, which included approximately $47,000 in interest. Approximately $2.7 million in principle related to this note will be due in October 2008 and approximately $2.6 million in principle due in January 2010.

In the third quarter of fiscal 2004, the Company issued $2.0 million in a series of six promissory notes in connection with the acquisition of Quantum Composers, Inc. The notes were non-interest bearing and matured at various times through June 25, 2007. The initial discount on the notes of $127,000 was calculated based on an imputed interest rate of 6%. The outstanding balance on the promissory notes, net of unamortized discount, was approximately $977,000 at September 30, 2006 and the remaining amount was repaid in fiscal 2007.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUBSEQUENT EVENTS (UNAUDITED)

On December 1, 2007 the Company entered into an agreement with LT Solar LLC to acquire a 22.5% interest in technologies related to solar panel technology in exchange for a $2,000,000 funding commitment over 12 months. In addition, the Company also expects to spend approximately $1.0 million for capital expenditures on equipment for LT Solar LLC in fiscal 2008 as well as provide various resources, such as personnel and facilities, on a non-refundable basis to the new venture. In connection with the transaction, one of our executive officers, Wendell T. Blonigan, will have a significant portion of his performance bonus dependent on the success of this venture.

NOTE 18 —	QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following financial data present the impact of the restatement on Photon Dynamics, Inc.’s previously issued condensed consolidated quarterly information and includes:

•	The condensed consolidated quarterly statements of operations for each of the quarters ended March 31, 2007, December 30, 2006, September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005,

•	The condensed consolidated balance sheets as of March 31, 2007, December 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005,

•	The condensed consolidated statements of cash flows for year-to-date periods in each of the quarters ended March 31, 2007, December 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005.

Financial data for the quarter ended June 30, 2007 is also shown, but has not been previously reported and therefore is not restated; however, it is included for comparative purposes. In addition the condensed consolidated quarterly statements of operations for the quarter ended September 30, 2007 is included for comparative purposes.

Refer to Note 2, “Restatements of Consolidated Financial Statements and Company Findings” of “Notes to Consolidated Financial Statements” for a description of the nature of the adjustments.

The Company believes all adjustments necessary for a fair presentation of the results for the periods presented have been made.

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Three Months Ended
	December 31, 2006		December 31, 2005
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Revenue	$21,435	$21,435	$41,633	$41,633
Cost of revenue	15,871	15,950	22,382	22,671

Gross margin	5,564	5,485	19,251	18,962

Operating expenses:
Research and development	7,995	7,936	8,071	8,249
Selling, general and administrative	4,930	4,882	6,851	6,834
Restructuring charge	446	446	62	62
Amortization of intangible assets	373	373	372	372

Total operating expenses	13,744	13,637	15,356	15,517

Income (loss) from operations	(8,180)	(8,152)	3,895	3,445
Interest income and other, net	1,081	1,014	500	420

Income (loss) from continuing operations before income taxes and discontinued operations	(7,099)	(7,138)	4,395	3,865
Provision for income taxes	101	101	352	352

Income (loss) from continuing operations before discontinued operations	(7,200)	(7,239)	4,043	3,513
Loss from discontinued operations	—	—	(680)	(680)

Net income (loss)	$(7,200)	$(7,239)	$3,363	$2,833

Net income (loss) per share from continuing operations:
Basic	$(0.43)	$(0.44)	$0.24	$0.21

Diluted	$(0.43)	$(0.44)	$0.24	$0.21

Net loss per share from discontinued operations:
Basic	$—	$—	$(0.04)	$(0.04)

Diluted	$—	$—	$(0.04)	$(0.04)

Net income (loss) per share:
Basic	$(0.43)	$(0.44)	$0.20	$0.17

Diluted	$(0.43)	$(0.44)	$0.20	$0.17

Weighted average number of shares:
Basic	16,590	16,590	16,946	16,946
Diluted	16,590	16,590	17,047	17,047

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Revenue	$13,928	$13,928	$35,363	$35,363
Cost of revenue	13,391	13,604	29,262	29,554

Gross margin	537	324	6,101	5,809

Operating expenses:
Research and development	7,197	7,194	15,192	15,130
Selling, general and administrative	6,550	6,484	11,480	11,366
Restructuring charge	1,017	1,017	1,463	1,463
Impairment of property and equipment	2,834	2,834	2,834	2,834
Amortization of intangible assets	372	372	745	745

Total operating expenses	17,970	17,901	31,714	31,538

Loss from operations	(17,433)	(17,577)	(25,613)	(25,729)
Interest income and other, net	2,015	1,996	3,096	3,010

Loss from continuing operations before income taxes and discontinued operations	(15,418)	(15,581)	(22,517)	(22,719)
Provision for income taxes	105	105	206	206

Loss from continuing operations before discontinued operations	(15,523)	(15,686)	(22,723)	(22,925)
Income (loss) from discontinued operations	—	—	—	—

Net loss	$(15,523)	$(15,686)	$(22,723)	$(22,925)

Net loss per share from continuing operations:
Basic	$(0.94)	$(0.95)	$(1.37)	$(1.38)

Diluted	$(0.94)	$(0.95)	$(1.37)	$(1.38)

Net income (loss) per share from discontinued operations:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Net loss per share:
Basic	$(0.94)	$(0.95)	$(1.37)	$(1.38)

Diluted	$(0.94)	$(0.95)	$(1.37)	$(1.38)

Weighted average number of shares:
Basic	16,591	16,591	16,590	16,590
Diluted	16,591	16,591	16,590	16,590

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2006		March 31, 2006
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Revenue	$50,322	$50,322	$91,955	$91,955
Cost of revenue	33,069	33,381	55,451	56,052

Gross margin	17,253	16,941	36,504	35,903

Operating expenses:
Research and development	8,560	8,556	16,631	16,805
Selling, general and administrative	6,984	6,959	13,835	13,793
Restructuring charge (benefit)	(32)	(32)	30	30
Amortization of intangible assets	373	373	745	745

Total operating expenses	15,885	15,856	31,241	31,373

Income from operations	1,368	1,085	5,263	4,530
Interest income and other, net	1,019	808	1,519	1,228

Income from continuing operations before income taxes and discontinued operations	2,387	1,893	6,782	5,758
Provision for income taxes	199	199	551	551

Income from continuing operations before discontinued operations	2,188	1,694	6,231	5,207
Income (loss) from discontinued operations	334	334	(346)	(346)

Net income	$2,522	$2,028	$5,885	$4,861

Net income per share from continuing operations:
Basic	$0.13	$0.10	$0.37	$(0.31)

Diluted	$0.13	$0.10	$0.37	$(0.31)

Net income (loss) per share from discontinued operations:
Basic	$0.02	$0.02	$(0.02)	$(0.02)

Diluted	$0.02	$0.02	$(0.02)	$(0.02)

Net income per share:
Basic	$0.15	$0.12	$0.35	$(0.29)

Diluted	$0.15	$0.12	$0.34	$(0.28)

Weighted average number of shares:
Basic	17,018	17,018	17,011	17,011
Diluted	17,077	17,077	17,062	17,062

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations (unaudited)

	Three	Nine
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2007	2007
	(In thousands, except per share data)

Revenue	$14,430	$49,793
Cost of revenue	11,215	40,769

Gross margin	3,215	9,024

Operating expenses:
Research and development	6,213	21,343
Selling, general and administrative	5,831	17,197
Restructuring charge	(95)	1,368
Impairment of property and equipment	—	2,834
Amortization of intangible assets	254	999

Total operating expenses	12,203	43,741

Loss from operations	(8,988)	(34,717)
Interest income and other, net	327	3,337

Loss from continuing operations before income taxes and discontinued operations	(8,661)	(31,380)
Provision for income taxes	72	278

Loss from continuing operations before discontinued operations	(8,733)	(31,658)
Income (loss) from discontinued operations	—	—

Net loss	$(8,733)	$(31,658)

Net loss per share from continuing operations:
Basic	$(0.52)	$(1.91)

Diluted	$(0.52)	$(1.91)

Net income (loss) per share from discontinued operations:
Basic	$—	$—

Diluted	$—	$—

Net loss per share:
Basic	$(0.52)	$(1.91)

Diluted	$(0.52)	$(1.91)

Weighted average number of shares:
Basic	16,635	16,605
Diluted	16,635	16,605

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	June 30, 2006		Nine Months Ended
	As		June 30, 2006
	Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Revenue	$51,658	$51,658	$143,613	$143,613
Cost of revenue	32,178	32,573	87,629	88,625

Gross margin	19,480	19,085	55,984	54,988

Operating expenses:
Research and development	8,508	8,492	25,139	25,297
Selling, general and administrative	6,968	6,929	20,803	20,722
Restructuring charge	—	—	30	30
Impairment of property and equipment	50	50	50	50
Amortization of intangible assets	372	372	1,117	1,117

Total operating expenses	15,898	15,843	47,139	47,216

Income from operations	3,582	3,242	8,845	7,772
Interest income and other, net	999	859	2,518	2,087

Income from continuing operations before income taxes and discontinued operations	4,581	4,101	11,363	9,859
Provision for income taxes	205	205	756	756

Income from continuing operations before discontinued operations	4,376	3,896	10,607	9,103
Loss from discontinued operations	(127)	(127)	(473)	(473)

Net income	$4,249	$3,769	$10,134	$8,630

Net income per share from continuing operations:
Basic	$0.26	$0.23	$0.62	$0.53

Diluted	$0.26	$0.23	$0.62	$0.53

Net loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Net income per share:
Basic	$0.25	$0.22	$0.60	$0.51

Diluted	$0.25	$0.22	$0.59	$0.51

Weighted average number of shares:
Basic	17,047	17,047	17,023	17,023
Diluted	17,077	17,077	17,065	17,065

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months	Three Months Ended
	Ended	September 30, 2006
	September 30,	As Previously	As
	2007	Reported	Restated
	(In thousands, except per share data)

Revenue	$24,474	$29,259	$29,259
Cost of revenue	15,605	25,142	25,580

Gross margin	8,869	4,117	3,679

Operating expenses:
Research and development	5,404	7,281	7,280
Selling, general and administrative	5,879	3,808	3,784
Impairment of property and equipment	—	31	31
Loss on sale of fixed assets	87	58	58
Acquired in-process research and development	1,110	—	—
Amortization of intangible assets	654	372	372

Total operating expenses	13,134	11,550	11,525

Loss from operations	(4,265)	(7,433)	(7,846)
Interest income and other, net	853	838	717

Loss from continuing operations before income taxes and discontinued operations	(3,412)	(6,595)	(7,129)
Provision (benefit) for income taxes	3	(195)	(195)

Loss from continuing operations before discontinued operations	(3,415)	(6,400)	(6,934)
Income from discontinued operations	—	346	346

Net loss	$(3,415)	$(6,054)	$(6,588)

Net loss per share from continuing operations:
Basic	$(0.20)	$(0.38)	$(0.41)

Diluted	$(0.20)	$(0.38)	$(0.41)

Net income per share from discontinued operations:
Basic	$—	$0.02	$0.02

Diluted	$—	$0.02	$0.02

Net loss per share:
Basic	$(0.20)	$(0.36)	$(0.39)

Diluted	$(0.20)	$(0.36)	$(0.39)

Weighted average number of shares:
Basic	17,434	16,849	16,849
Diluted	17,434	16,849	16,849

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheets (unaudited)

	December 31, 2005		March 31, 2006		June 30, 2006
	As Previously	As	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$20,376	$20,376	$19,600	$19,600	$22,483	$22,483
Short-term investments	72,347	72,347	68,713	68,713	68,147	68,147
Accounts receivable, net	28,361	28,361	38,523	38,523	57,253	57,253
Inventories	31,392	31,392	31,183	31,183	19,754	19,754
Refundable customs obligations	—	2,033	—	2,403	—	2,753
Other current assets	3,252	3,252	4,390	4,390	4,379	4,379

Total current assets	155,728	157,761	162,409	164,812	172,016	174,769
Land, property and equipment, net	18,116	18,116	17,805	17,805	16,867	16,867
Other assets	5,172	5,172	3,632	3,632	4,197	4,197
Intangible assets, net	2,833	2,833	2,460	2,460	2,088	2,088
Goodwill	153	153	153	153	153	153

Total assets	$182,002	$184,035	$186,459	$188,862	$195,321	$198,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,413	$9,173	$13,169	$12,921	$10,337	$9,977
Warranty	3,898	3,898	4,784	4,784	5,367	5,367
Customs obligations	—	5,810	—	6,707	—	7,671
Other current liabilities	14,093	14,093	11,194	11,194	13,126	13,126
Deferred gross margin	6,251	6,251	5,393	5,393	10,016	10,016

Total current liabilities	33,655	39,225	34,540	40,999	38,846	46,157

Other non-current liabilities	973	973	982	982	19	19

Commitments and contingencies
Shareholders’ equity:
Common stock	289,153	289,129	290,300	290,251	291,554	291,483
Accumulated deficit	(142,126)	(145,639)	(139,604)	(143,611)	(135,355)	(139,842)
Accumulated other comprehensive income	347	347	241	241	257	257

Total shareholders’ equity	147,374	143,837	150,937	146,881	156,456	151,898

Total liabilities and shareholders’ equity	$182,002	$184,035	$186,459	$188,862	$195,321	$198,074

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheets (unaudited)

	December 31, 2006		March 31, 2007
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated	June 30, 2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$19,085	$19,085	$25,253	$25,253	$28,253
Short-term investments	78,009	78,009	56,815	56,815	55,909
Accounts receivable, net	18,055	18,055	14,255	14,255	18,927
Inventories	24,938	24,938	26,187	26,187	18,097
Refundable customs obligations	—	3,551	—	3,808	4,082
Other current assets	3,902	3,902	3,432	3,432	3,518

Total current assets	143,989	147,540	125,942	129,750	128,786
Long-term investments	—	—	8,389	8,389	4,147
Land, property and equipment, net	15,054	15,054	11,200	11,200	10,210
Other assets	6,063	5,381	5,489	4,793	4,826
Intangible assets, net	1,343	1,343	971	971	717
Goodwill	153	153	153	153	153

Total assets	$166,602	$169,471	$152,144	$155,256	$148,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,199	$6,638	$7,217	$6,572	$7,033
Warranty	7,858	7,858	7,418	7,418	4,691
Customs obligations	—	9,663	—	10,306	11,144
Other current liabilities	10,276	9,245	11,807	10,687	9,679
Deferred gross margin	2,841	2,841	2,985	2,985	6,603

Total current liabilities	28,174	36,245	29,427	37,968	39,150

Other non-current liabilities	118	118	107	107	95

Commitments and contingencies
Shareholders’ equity:
Common stock	286,681	286,539	287,433	287,228	288,376
Accumulated deficit	(148,609)	(153,670)	(164,132)	(169,356)	(178,088)
Accumulated other comprehensive income	238	238	(691)	(691)	(693)

Total shareholders’ equity	138,310	133,107	122,610	117,181	109,595

Total liabilities and shareholders’ equity	$166,602	$169,471	$152,144	$155,256	$148,839

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Fiscal 2007
	Three Months Ended		Six Months Ended
	December 31, 2006		March 31, 2007		Nine Months
	As Previously	As	As Previously	As	Ended
	Reported	Restated	Reported	Restated	June 30, 2007
	(In thousands)

Cash flows from operating activities:
Net loss from continuing operations	$(7,200)	$(7,239)	$(22,723)	$(22,925)	$(31,658)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	1,217	1,217	2,541	2,541	3,653
Amortization of intangible assets	373	373	745	745	999
Stock-based compensation	400	352	1,117	1,006	1,513
Foreign currency translation adjustment gain recognized upon liquidation of a subsidiary	—	—	(928)	(928)	(928)
Impairment of property and equipment	—	—	2,834	2,834	2,834
Restructuring charge	273	273	273	273	178
Accretion of non-interest bearing notes payable	8	8	15	15	23
Changes in assets and liabilities:
Accounts receivable	11,286	11,286	15,086	15,086	10,414
Inventories	(6,435)	(6,435)	(7,663)	(7,663)	428
Other current assets	132	(261)	540	(111)	(471)
Other assets	(1,521)	(839)	(947)	(251)	(284)
Accounts payable	(458)	(619)	(440)	(685)	(224)
Other current liabilities	139	98	1,249	1,762	(1,022)
Deferred gross margin	(4,613)	(4,613)	(4,469)	(4,469)	(851)
Other liabilities	(1)	(1)	(12)	(12)	(24)

Net cash used in operating activities from continuing operations	(6,400)	(6,400)	(12,782)	(12,782)	(15,419)
Net cash used in operating activities from discontinued operations	(56)	(56)	—	—	—

Net cash used in operating activities	(6,456)	(6,456)	(12,782)	(12,782)	(15,419)

Cash flows from investing activities:
Purchase of property and equipment	(687)	(687)	(923)	(923)	(1,040)
Purchase of short-term investments	(41,795)	(41,795)	(63,815)	(63,815)	(82,711)
Maturities and sales of short-term investments	19,373	19,373	54,228	54,228	78,264

Net cash used in investing activities from continuing operations	(23,109)	(23,109)	(10,510)	(10,510)	(5,487)

Cash flows from financing activities:
Issuance of common stock, net	710	710	724	724	1,364
Capital lease repayments	(21)	(21)	(41)	(41)	(68)

Net cash provided by financing activities from continuing operations	689	689	683	683	1,296

Effect of exchange rate changes on cash and cash equivalents	26	26	(73)	(73)	(72)

Net decrease in cash and cash equivalents from continuing operations	(28,794)	(28,794)	(22,682)	(22,682)	(19,682)
Net decrease in cash and cash equivalents from discontinued operations	(56)	(56)	—	—	—

Net decrease in cash and cash equivalents	(28,850)	(28,850)	(22,682)	(22,682)	(19,682)
Cash and cash equivalents at beginning of year	47,935	47,935	47,935	47,935	47,935

Cash and cash equivalents at end of period	$19,085	$19,085	$25,253	$25,253	$28,253

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Fiscal 2006
	Three Months Ended		Six Months Ended		Nine Months Ended
	December 31, 2005		March 31, 2006		June 30, 2006
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands)

Cash flows from operating activities:
Net income from continuing operations	$4,043	$3,513	$6,231	$5,207	$10,607	$9,103
Adjustments to reconcile net income from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	1,439	1,439	2,959	2,959	4,326	4,326
Amortization of intangible assets	372	372	745	745	1,117	1,117
Stock-based compensation	985	961	2,003	1,954	2,954	2,883
Impairment of property and equipment	—	—	—	—	50	50
Non-employee stock ownership expense	6	6	14	14	14	14
Restructuring charge	—	—	—	—	30	30
Loss on sale of property and equipment	6	6	—	—	—	—
Accretion of non-interest bearing notes payable	9	9	22	22	31	31
Changes in assets and liabilities:
Accounts receivable	(1,294)	(1,294)	(11,456)	(11,456)	(30,185)	(30,185)
Inventories	1,188	1,188	1,521	1,521	13,084	13,084
Other current assets	505	270	(634)	(1,239)	(622)	(1,577)
Other assets	(541)	(541)	48	48	(319)	(319)
Accounts payable	(3,513)	(3,586)	243	162	(2,589)	(2,782)
Other current liabilities	3,611	4,473	1,789	3,548	4,109	6,832
Deferred gross margin	(6,862)	(6,862)	(7,720)	(7,720)	(3,097)	(3,097)
Other liabilities	(40)	(40)	(30)	(30)	(40)	(40)

Net cash used in operating activities from continuing operations	(86)	(86)	(4,265)	(4,265)	(531)	(531)
Net cash used in operating activities from discontinued operations	(413)	(413)	(580)	(580)	(1,169)	(1,169)

Net cash used in operating activities	(499)	(499)	(4,845)	(4,845)	(1,700)	(1,700)

Cash flows from investing activities:
Purchase of property and equipment	(195)	(195)	(1,408)	(1,408)	(1,887)	(1,887)
Purchase of short-term investments	(16,323)	(16,323)	(43,175)	(43,175)	(100,288)	(100,288)
Maturities and sales of short-term investments	16,788	16,788	47,383	47,383	105,103	105,103

Net cash provided by investing activities from continuing operations	270	270	2,800	2,800	2,928	2,928

Cash flows from financing activities:
Issuance of common stock, net	362	362	1,617	1,617	1,785	1,785
Repayment of short-term notes	—	—	—	—	(533)	(533)

Net cash provided by financing activities from continuing operations	362	362	1,617	1,617	1,252	1,252

Effect of exchange rate changes on cash and cash equivalents	(45)	(45)	(260)	(260)	(285)	(285)

Net increase (decrease) in cash and cash equivalents from continuing operations	501	501	(108)	(108)	3,364	3,364
Net decrease in cash and cash equivalents from discontinued operations	(413)	(413)	(580)	(580)	(1,169)	(1,169)

Net increase (decrease) in cash and cash equivalents	88	88	(688)	(688)	2,195	2,195
Cash and cash equivalents at beginning of year	20,288	20,288	20,288	20,288	20,288	20,288

Cash and cash equivalents at end of period	$20,376	$20,376	$19,600	$19,600	$22,483	$22,483

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Information (unaudited)

Adjustments

The following tables summarize the adjustments to Costs of revenues, Research and development, Selling, general and administrative, Interest income and other, net, and Net income (loss). Refer to Note 2, “Restatements of Consolidated Financial Statements and Company Findings” of “Notes to Consolidated Financial Statements” in the accompanying consolidated financial statements for a description of the adjustments.

	Fiscal 2007
	Three Months	Three Months
	Ended	Ended
	December 31, 2006	March 31, 2007
	(In thousands)

Cost of revenues:
As previously reported	$15,871	$13,391
Adjustments:
Customs and duties	181	291
Other accounting errors	(102)	(78)

As restated	$15,950	$13,604

Research and development:
As previously reported	$7,995	$7,197
Adjustments:
Customs and duties	—	—
Other accounting errors	(59)	(3)

As restated	$7,936	$7,194

Selling, general and administrative:
As previously reported	$4,930	$6,550
Adjustments:
Customs and duties	—	—
Other accounting errors	(48)	(66)

As restated	$4,882	$6,484

Interest income and other, net:
As previously reported	$1,081	$2,015
Adjustments:
Customs and duties	(67)	19
Other accounting errors	—	—

As restated	$1,014	$1,996

Net income (loss):
As previously reported	$(7,200)	$(15,523)
Adjustments:
Customs and duties	(248)	(310)
Other accounting errors	209	147

As restated	$(7,239)	$(15,686)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007
Six Months
Ended
March 31, 2007
(In thousands)

Cost of revenues:
As previously reported	$29,262
Adjustments:
Customs and duties	472
Other accounting errors	(180)

As restated	$29,554

Research and development:
As previously reported	$15,192
Adjustments:
Customs and duties	—
Other accounting errors	(62)

As restated	$15,130

Selling, general and administrative:
As previously reported	$11,480
Adjustments:
Customs and duties	—
Other accounting errors	(114)

As restated	$11,366

Interest income and other, net:
As previously reported	$3,096
Adjustments:
Customs and duties	(86)
Other accounting errors	—

As restated	$3,010

Net income (loss):
As previously reported	$(22,723)
Adjustments:
Customs and duties	(557)
Other accounting errors	355

As restated	$(22,925)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2006
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006
	(In thousands)

Cost of revenues:
As previously reported	$22,382	$33,069	$32,178	$25,142
Adjustments:
Customs and duties	358	316	474	476
Other accounting errors	(69)	(4)	(79)	(38)

As restated	$22,671	$33,381	$32,573	$25,580

Research and development:
As previously reported	$8,071	$8,560	$8,508	$7,281
Adjustments:
Customs and duties	—	—	—	—
Other accounting errors	178	(4)	(16)	(1)

As restated	$8,249	$8,556	$8,492	$7,280

Selling, general and administrative:
As previously reported	$6,851	$6,984	$6,968	$3,808
Adjustments:
Customs and duties	—	—	—	—
Other accounting errors	(17)	(25)	(39)	(24)

As restated	$6,834	$6,959	$6,929	$3,784

Interest income and other, net:
As previously reported	$500	$1,019	$999	$838
Adjustments:
Customs and duties	(80)	(211)	(140)	(121)
Other accounting errors	—	—	—	—

As restated	$420	$808	$859	$717

Net income (loss):
As previously reported	$3,363	$2,522	$4,249	$(6,054)
Adjustments:
Customs and duties	(438)	(527)	(614)	(597)
Other accounting errors	(92)	33	134	63

As restated	$2,833	$2,028	$3,769	$(6,588)

PHOTON DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2006
	Six Months	Nine Months	Twelve Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2006	2006	2006
	(In thousands)

Cost of revenues:
As previously reported	$55,451	$87,629	$112,771
Adjustments:
Customs and duties	674	1,148	1,624
Other accounting errors	(73)	(152)	(190)

As restated	$56,052	$88,625	$114,205

Research and development:
As previously reported	$16,631	$25,139	$32,420
Adjustments:
Customs and duties	—	—	—
Other accounting errors	174	158	157

As restated	$16,805	$25,297	$32,577

Selling, general and administrative:
As previously reported	$13,835	$20,803	$24,611
Adjustments:
Customs and duties	—	—	—
Other accounting errors	(42)	(81)	(105)

As restated	$13,793	$20,722	$24,506

Interest income and other, net:
As previously reported	$1,519	$2,518	$3,356
Adjustments:
Customs and duties	(291)	(431)	(553)
Other accounting errors	—	—	—

As restated	$1,228	$2,087	$2,803

Net income (loss):
As previously reported	$5,885	$10,134	$4,080
Adjustments:
Customs and duties	(965)	(1,579)	(2,176)
Other accounting errors	(59)	75	138

As restated	$4,861	$8,630	$2,042

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with Ernst & Young LLP on accounting and financial disclosure required to be reported under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

In the first quarter of fiscal 2007, our management voluntarily began a review of the Company’s practices with respect to the payment of customs duties for warranty parts in response to concerns raised by our chief financial officer and general counsel. Management, in consultation with our Audit Committee, determined in January 2007 that the Company had maintained incorrect classification and valuation practices with respect to the import of warranty parts into our South Korea, Japan, Taiwan and China field service locations, resulting in the underpayment of customs duties. At that time we estimated that the range of our liability was between approximately $1.0 million and $2.0 million. Because there was no basis to conclude that any amount within this range provided a better estimate than any other amount, we recorded a liability of approximately $1.0 million, which included underpaid duties, penalties and interest. We evaluated the impact and timing of the liability and concluded that the potential adjustment did not have a material effect on the financial statements for fiscal years ended September 30, 2002 through 2006. Accordingly, we recorded the estimated liability in the quarter ended December 31, 2006. Approximately $350,000 of the $1.0 million was recorded to our statement of operations, with the majority of this amount recorded to cost of sales, while approximately $680,000 was capitalized into warranty and spares inventory held at our foreign locations at December 31, 2006.

As the review continued into the third quarter of fiscal 2007, we commenced a process of voluntarily disclosing our historical valuation practices to customs authorities in South Korea, Japan, Taiwan and China with the goal of reaching settlements for past due duty amounts plus interest and penalties if applicable. In July 2007, we negotiated a settlement with the Korean Customs Service in South Korea for our South Korean field service location. This location accounted for the majority of total warranty parts exported by the Company over the five-year period under audit and the settlement represented the majority of total liability to be recorded. Based upon this settlement and assessing the status of our discussions in the other jurisdictions, we revised our estimated liability, including associated costs, from the approximately $1.0 million recorded at December 31, 2006 to a range of approximately $7.0 million to $8.0 million at June 30, 2007. We have continued to work with the remaining customs agencies and reached settlements in September and October of 2007 in South Korea, Taiwan, and China and are in the process of reaching settlement in Japan. As a result, we determined the customs duty and nonrefundable VAT and interest liability, including the effect of historical foreign exchange rates, to be approximately $7.6 million as of September 30, 2007. We currently estimate our total costs, including duties, penalties and interest but also legal, accounting and other costs associated with the restatement, to be in the range of $11.0 million to $12.0 million.

In light of the revised estimate as of June 30, 2007, our management and Audit Committee determined on July 16, 2007 that it was appropriate to restate: (i) our consolidated financial statements for the years ended September 30, 2004, 2005 and 2006 as contained in our Form 10-K for the year ended September 30, 2006; (ii) the unaudited quarterly financial data for the first two quarters in the fiscal year ended September 30, 2007; and (iii) the unaudited quarterly financial data for all quarters in the fiscal year ended September 30, 2006 (as more fully described in Note 2, Restatement of Financial Statements, included in this Form 10-K). In reaching this conclusion and in connection with the restatement process, our management and Audit Committee has also determined that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2007, as more fully described in this section under “Evaluation of Disclosure Controls and Procedures” and “Management’s Report on Internal Control Over Financial Reporting.”

Evaluation of Disclosure Controls and Procedures

Photon Dynamics maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses, the restated annual and interim financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in accordance with generally accepted accounting principles.

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

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable probability that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of September 30, 2007, the end of the fiscal year covered by this report, based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, management concluded that as of September 30, 2007, there were control deficiencies that constituted material weaknesses, as described below. Our evaluation of and conclusion on the design and operational effectiveness of internal control over financial reporting did not include the internal controls of Salvador Imaging, which is included in our 2007 consolidated financial statements and constituted $617,000 and $179,000 of total and net assets, respectively, as of September 30, 2007 and $504,000 and $526,000 of revenues and net loss, respectively, for the year then ended.

Description of Material Weaknesses as of September 30, 2007

Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2007:

•	The absence of adequate processes for detecting noncompliance with applicable laws and regulations and our employee code of conduct, evaluating the effect of such noncompliance on our financial statements on a timely and accurate basis, and communicating such noncompliance and related evaluation to our Audit Committee;

•	The absence of adequate processes and programs in our control environment to educate employees on our employee code of conduct and applicable laws and regulations; and

•	Insufficient accounting and finance personnel with the knowledge and experience required to ensure an appropriate level of review of financial statement accounts.

The above weaknesses resulted in the restatement of the Company’s previously issued financial statements as presented in this Annual Report on Form 10-K and adjustments to our fiscal 2007 financial statements.

As a result of the identified material weaknesses, our management concluded that, as of September 30, 2007, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of September 30, 2007 was audited by Ernst & Young LLP, our independent registered public accounting firm as stated in their report, which report is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

Beginning the second quarter of fiscal 2007, we have undertaken the following actions in an effort to remediate the first and second material weaknesses described above:

•	Review and evaluation of our internal controls, including our internal reporting processes, to ensure that legal, regulatory and other matters that could have a significant financial statement effect are identified and evaluated and documented by management and escalated on a timely basis, where appropriate, to the Audit Committee.

•	Development, with the assistance of outside advisors, of new valuation and declaration processes to ensure compliance with all customs regulations of each of the countries into which we import parts, including replacing manual invoices with an automated customs commercial invoice process that requires review by legal and finance personnel.

•	Enhanced compliance and ethics training for employees, including implementation of an online compliance system in four languages, increasing awareness of the employee code of conduct through mandatory training for all employees, and reinforcing the ethics policy by requiring an annual ethics certification for all employees; and

•	With respect to personnel who were determined to have known, or who should have known, that the Company’s customs practices were non-compliant, certain of such personnel have been terminated or have otherwise left the Company, and others, including a former executive officer, have had their responsibilities and reporting relationships modified.

With respect to the third material weakness described above, we have initiated a search for qualified candidates for those positions identified as being advisable additions to the finance and accounting staff of the Company. In the interim, certain key positions are being performed by temporary employees and contractors until qualified candidates are found and commence employment with us. We are actively engaged in a search for a new chief financial officer with the goal of filling the position as soon as practicable. We are also working to fill other finance positions as soon as practicable.

We currently are unable to determine when these material weaknesses will be fully remediated and can provide no assurances on the timing of new hires as part of our remediation efforts.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control Over Financial Reporting.

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(1) The information required by this Item may be found in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Photon Dynamics, Inc. has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is posted on our website at: www.photondynamcis.com in the section entitled “Corporate Governance Management.” This website address is provided for reference only. Information contained on our website is not incorporated by reference in or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item may be found under the section entitled “Executive Compensation” appearing in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found in the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found in the section entitled “Equity Compensation Plan Information” appearing in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item may be found in the section entitled “Certain Relationships and Related Transactions” appearing in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM FEES AND SERVICES

The information required by this Item may be found in the section entitled “Proposal 5 — Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our Proxy Statement, to be filed in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

SCHEDULE II

PHOTON DYNAMICS, INC.

VALUATION AND QUALIFYING ACCOUNT

	Balance at	Charged to	Charged to		Balance at
	Beginning	(Credited to)	Other		End of
	of Period	Expense	Accounts	Deductions	Period
	(In thousands)

Allowance for doubtful accounts:
Fiscal 2007	$406	233	—	(400)	$239
Fiscal 2006	$153	270	—	(17)	$406
Fiscal 2005	$497	(324)	—	(20)	$153

3.	Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b)	Exhibits

See Item 15(a) above.

(c)	Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTON DYNAMICS, INC.

By:	/s/ JEFFREY A. HAWTHORNE
Jeffrey A. Hawthorne
President and Chief Executive Officer

Dated: January 23, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey A. Hawthorne as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY A. HAWTHORNE Jeffrey A. Hawthorne	President, Chief Executive Officer and Director (Principal Executive Officer)	January 23, 2008

/s/ MICHAEL SCHRADLE Michael Schradle	Chief Financial Officer (Principal Financial and Accounting Officer)	January 23, 2008

/s/ MALCOLM J. THOMPSON Malcolm J. Thompson	Chairman of the Board and Director	January 23, 2008

/s/ NICHOLAS BRATHWAITE Nicholas Brathwaite	Director	January 23, 2008

/s/ TERRY CARLITZ Terry Carlitz	Director	January 23, 2008

/s/ MICHAEL J. KIM Michael J. Kim	Director	January 23, 2008

Signature	Title	Date

/s/ EDWARD ROGAS JR. Edward Rogas Jr.	Director	January 23, 2008

/s/ CURT WOZNIAK Curt Wozniak	Director	January 23, 2008

/s/ DONALD C. FRASER Donald C. Fraser	Director	January 23, 2008

EXHIBIT INDEX

Number	Exhibit

3.1(H)	Amended and Restated Articles of Incorporation of the Registrant.
3.2(C)	Bylaws of the Registrant and amendments thereto.
3.3(H)	Certificate of Amendment to Articles of Incorporation of the Registrant.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1(J)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors.
10.3.1(B)	Lease Agreement between Berg & Berg Developers and the Registrant, dated August 6, 1996.
10.3.2(V)	Third Amendment to Lease Agreement between Mission West Properties L.P. II (fka Berg & Berg Developers) and the Registrant dated August 12, 2003.
10.9(P)*	Agreement Regarding Change of Control between the Registrant and Jeffrey Hawthorne dated December 13, 2005.
10.20.1(L)*	Amended and Restated 1995 Stock Option Plan, as amended.
10.20.2(P)	Form of Stock Option Agreement under 1995 Stock Option Plan, as amended.
10.22.1(M)*	2001 Equity Incentive Plan, as amended.
10.22.2(W)	Form of Stock Option Agreement under 2001 Equity Incentive Plan, as amended.
10.25.1(Q)	Lease Agreement between Bruce N. Huntley Contracting Limited and Image Processing Systems Inc. dated September 17, 1997.
10.25.2(Q)	Option to Renew Agreement between Bruce N. Huntley Contracting Limited and Photon Dynamics Canada Inc. dated May 24, 2002.
10.25.3(A)	Offer to Sublease, dated April 15, 2005 among Photon Dynamics Canada, Inc., Service Results Technology, and Huntley Contracting Limited.
10.29(R)*	Offer Letter between the Registrant and Richard Okumoto dated April 21, 2003.
10.30.1(V)*	Consulting Agreement between the Registrant and Malcolm Thompson dated July 28, 2003.
10.30.2(V)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson dated September 1, 2003.
10.34(S)	Settlement and License Agreement, dated November 10, 2003, between Photon Dynamics, Inc., Shimadzu Corporation, Panelvision Technology, Inc. and Guillermo Toro-Lira.
10.35.1(T)*	Consulting Agreement, dated March 18, 2004, between the Registrant and Malcolm Thompson.
10.35.2(Y)*	Amendment to Consulting Agreement between the Registrant and Malcolm Thompson, dated December 22, 2004.
10.36(T)	Termination and Assignment Agreement, dated February 27, 2004, between Photon Dynamics, Inc. and Ishikawajima-Harima Heavy Industries Co. Ltd.
10.38.1(W)*	Offer Letter between the Registrant and Mark Merrill dated April 27, 2004.
10.38.2(X)*	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Mark Merrill.
10.42(Z)	Letter Agreement between the Registrant and Malcolm Thompson, dated April 8, 2005.
10.44.1(G)	Photon Dynamics, Inc. 2005 Equity Incentive Plan, as amended.
10.44.2(G)	Form of Stock Option Agreement for use in the 2005 Equity Incentive Plan, as amended.
10.44.3(G)	Form of Restricted Stock Unit Agreement for use in the 2005 Equity Incentive Plan, as amended.
10.45(N)	Photon Dynamics, Inc. 2005 Employee Stock Purchase Plan.
10.46.1(N)	Photon Dynamics, Inc. 2005 Non-Employee Directors’ Stock Option Plan.
10.46.2(P)	Form of Stock Option Agreement for use in the 2005 Non-Employee Director’s Stock Option Plan.
10.47.1(U)	Photon Dynamics, Inc. 2006 Non-Employee Director’s Stock Incentive Plan.
10.47.2(U)	Form of Stock Option Agreement for use in the 2006 Non-Employee Director’s Stock Incentive Plan.

Number	Exhibit

10.47.3(G)	Form of Restricted Stock Unit Agreement for use in the 2006 Non-Employee Director’s Stock Incentive Plan.
10.48(X)*	Offer letter, dated April 29, 2005, between Photon Dynamics, Inc. and Maureen Lamb.
10.49(A)*	Separation Agreement, dated May 5, 2005, between Photon Dynamics, Inc., and Richard Okumoto.
10.50(X)*	Amendment to Employment Agreement, dated April 5, 2005, between Photon Dynamics, Inc. and Steve Song.
10.53(D)*	Photon Dynamics, Inc. Fiscal 2006 Management Incentive Plan.
10.54(F)*	Compensation for Outside Directors, Effective May 24, 2006.
10.55(AA)	Agreement between the Company and Michael Schradle dated December 10, 2007
10.56	Agreement and Plan of Merger and Reorganization among Salvador Imaging, Inc., David Gardner, Salvador Foundation Charitable Remainder Unitrust, James R. Long, Patricia Long, Kerry Rhea, Lisa J. Rhea, Photon Dynamics, Inc., Salvador Acquisition, Inc., Salvador Acquisition, LLC and David Gardner, as Shareholders’ Representative, dated July 27, 2007.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature pages hereto).
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(A)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2005 (Commission File No. 000-27234) as filed with SEC on August 9, 2005, and incorporated herein by reference.

(B)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 (Commission File No. 000-27234) as filed with the SEC on December 30, 1996, and incorporated herein by reference.

(C)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 000-27234) as filed with SEC on February 9, 2006, and incorporated herein by reference.

(D)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with SEC on January 24, 2006, and incorporated herein by reference.

(E)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on July 25, 2001, and incorporated herein by reference.

(F)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2006 (Commission File No. 000-27234) as filed with SEC on August 9, 2006, and incorporated herein by reference.

(G)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2006 (Commission File No. 000-27234) as filed with SEC on February 14, 2007, and incorporated herein by reference.

(H)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-76650) as filed with the SEC on January 14, 2002, as amended, and incorporated by reference herein.

(I)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on January 7, 2002, and incorporated herein by reference. Confidential treatment has been granted for portions of this exhibit.

(J)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on December 20, 2004, and incorporated herein by reference.

(K)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K/A (Commission File No. 000-27234) as filed with the SEC on July 29, 2002, and incorporated herein by reference.

(L)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-117021) as filed with the SEC on June 30, 2004, and incorporated herein by reference.

(M)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q (Commission File No. 000-27234) for the quarter ended March 31, 2003 as filed with the SEC on May 9, 2003, and incorporated herein by reference.

(N)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234) as filed with the SEC on March 9, 2005 and incorporated herein by reference.

(O)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-49444) as filed with the SEC on November 7, 2000 and incorporated herein by reference.

(P)	Previously filed as an exhibit to the Registrant’s Registration Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Commission File No. 000-27234) as filed with the SEC on December 14, 2006, and incorporated herein by reference.

(Q)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (Commission File No. 000-27234) as filed with the SEC on December 11, 2002, and incorporated here by reference.

(R)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 000-27234) as filed with SEC on August 14, 2003, and incorporated herein by reference.

(S)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2003 (Commission File No. 000-27234) as filed with SEC on February 17, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.34.

(T)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 000-27234) as filed with SEC on May 14, 2004, and incorporated herein by reference. Confidential treatment has been granted for portions of Exhibit 10.36.

(U)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234), filed with the SEC on January 31, 2007, and incorporated herein by reference.

(V)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (Commission File No. 000-27234) as filed with the SEC on December 24, 2003, and incorporated here by reference.

(W)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (Commission File No. 000-27234) as filed with the SEC on December 14, 2004, and incorporated here by reference.

(X)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27234), filed with the SEC on November 9, 2005, and incorporated herein by reference.

(Y)	Previously filed as an exhibit to the Registrant’s Quarterly Report Form on Form 10-Q for the quarter ended December 31, 2004 (Commission File No. 000-27234) as filed with SEC on February 9, 2005, and incorporated herein by reference.

(Z)	Previously filed as an exhibit to the Registrant’s Current Report on form 8-K (Commission File No. 000-27234) as filed with the SEC on April 11, 2005, and incorporated herein by reference.

(AA)	Previously filed as an exhibit to the Registrant’s Current Report on form 8-K (Commission File No. 000-27234) as filed with the SEC on December 11, 2007, and incorporated herein by reference.

*	Indicates a management contract or compensatory plan or arrangement.

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.