Form 10-Q
period 2007-12-31
PHOTON DYNAMICS INC
filed 2008-02-08
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 1, 2008, there were 17,743,683 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2007	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,267	$41,170
Short-term investments	30,242	42,640
Accounts receivable, net of allowance for doubtful accounts of $54 and $239 at December 31, 2007 and September 30, 2007, respectively	13,421	11,934
Inventories	18,112	13,292
Refundable customs obligations	560	560
Other current assets	3,795	3,661

Total current assets	106,397	113,257

Long-term investments	—	1,176
Land, property and equipment, net	10,166	10,583
Other assets	5,672	5,365
Intangible assets, net	10,132	11,023
Goodwill	6,857	6,857

Total assets	$139,224	$148,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,128	$4,217
Warranty	2,675	3,217
Employee note payable	2,781	—
Customs obligations	1,433	4,114
Other current liabilities	7,402	9,874
Deferred gross margin	2,184	3,236

Total current liabilities	26,603	24,658

Long-term employee note payable	2,667	5,381
Other non-current liabilities	10	38

Total non-current liabilities	2,677	5,419

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	300,635	300,290
Accumulated deficit	(190,091)	(181,503)
Accumulated other comprehensive loss	(600)	(603)

Total shareholders’ equity	109,944	118,184

Total liabilities and shareholders’ equity	$139,224	$148,261

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
	(in thousands,
	except per share data)
Revenue	$16,176	$21,435
Cost of revenue	11,725	15,950

Gross margin	4,451	5,485

Operating expenses:
Research and development	5,216	7,936
Selling, general and administrative	7,321	4,882
Restructuring charge	—	446
Gain on sale of property and equipment	(50)	—
Amortization of intangible assets	891	373

Total operating expenses	13,378	13,637

Loss from operations	(8,927)	(8,152)
Interest income and other, net	845	1,014

Loss before income taxes	(8,082)	(7,138)
Provision for income taxes	141	101

Net loss	$(8,223)	$(7,239)

Net loss per share:
Basic	$(0.46)	$(0.44)

Diluted	$(0.46)	$(0.44)

Weighted average number of shares:
Basic	17,741	16,590
Diluted	17,741	16,590
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(8,223)	$(7,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	809	1,217
Amortization of intangible assets	891	373
Stock-based compensation	299	352
Restructuring charge	—	273
Gain on sale of property and equipment	(50)	—
Accretion of non-interest bearing notes payable	—	8
Changes in operating assets and liabilities:
Accounts receivable	(1,487)	11,286
Inventories	(4,776)	(6,435)
Other current assets	(134)	(323)
Other assets	(507)	(839)
Accounts payable	5,911	(619)
Other current liabilities	(5,966)	104
Deferred gross margin	(1,052)	(4,613)
Other liabilities	(28)	(1)

Net cash used in operating activities	(14,313)	(6,456)

Cash flows from investing activities:
Purchase of property and equipment	(404)	(687)
Proceeds from sale of property and equipment	250	—
Purchase of short-term investments	(8,698)	(41,795)
Maturities and sales of short-term investments	22,262	19,373

Net cash provided by (used in) investing activities	13,410	(23,109)

Cash flows from financing activities:
Issuance of common stock	2	710
Capital lease payments	(27)	(21)

Net cash provided by (used in) financing activities	(25)	689

Effect of exchange rate changes on cash and cash equivalents	25	26

Net decrease in cash and cash equivalents	(903)	(28,850)
Cash and cash equivalents at beginning of period	41,170	47,935

Cash and cash equivalents at end of period	$40,267	$19,085

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
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2008.
     The condensed consolidated balance sheet as of September 30, 2007 is derived from the Company’s audited consolidated financial statements as of September 30, 2007, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on January 24, 2008, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     Description of Operations and Principles of Consolidation. Photon Dynamics, Inc. is a global supplier utilizing advanced digital imaging technology for Liquid Crystal Display yield enhancement systems and high-performance digital imaging systems for defense, surveillance, industrial inspection and medical imaging applications. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
     The Company currently operates in two segments: Flat Panel Display and High-Performance Digital Imaging. From fiscal 2003 to 2007 the Company operated in one segment: Flat Panel Display. The Company commenced operations in the High-Performance Digital Imaging segment with its July 2007 acquisition of Salvador Imaging, Inc. (“Salvador Imaging”). Revenues from the Flat Panel Display segment accounted for more than 91% and 99% of the Company’s consolidated revenues during the three months ended December 31, 2007 and the twelve months ended September 30, 2007, respectively.
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
     Revenue Recognition. Photon Dynamics derives revenue primarily from the sale and installation of equipment, the sale of spare parts and revenue from non-recurring engineering contracts.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company accounts for certain of its product sales as arrangements with multiple deliverables. For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the delivery or performance of the undelivered items is considered probable and substantially in the control of the Company, the Company has met defined customer acceptance experience levels for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the lesser of the amount due and billable upon shipment and the difference between the total amount due at time of shipment and the allocated fair value of the undelivered elements, with the remaining amount recognized after installation and acceptance when the final amount becomes due. Revenue is deferred when more than 20% of the total value of the contract is not billable to the customer until the occurrence of a future event. Installation and other services are not essential to the functionality of the products that may be accounted for as arrangements with multiple deliverables as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors.
     For new products that have not been demonstrated to meet product specifications, 100% of revenue is deferred until customer acceptance.
     The Company recognizes revenue on the sale of spare parts when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.
     For arrangements that include engineering services that are essential to the functionality of a product or involve significant customization or modification of the product, the Company recognizes revenue using the percentage-of-completion method, as described in SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” if the Company believes it is able to make reasonably dependable estimates of the extent of progress toward completion. The Company measures progress toward completion using an input method based on the ratio of costs incurred to date, principally labor, to total estimated costs of the project. These estimates are assessed continually during the term of the contract, and revisions are reflected when changed conditions become known. In some cases, the Company accepts engineering services contracts for which the Company is not able to reasonably estimate the amount of revenues or costs under the contract. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. In situations where the Company accepts engineering services contracts that are expected to be losses at the time of acceptance in order to gain experience in developing new technology that could be used in future products and services, provisions for losses on contracts are recorded when estimates indicate that a loss will be incurred on a contract.
     The Company has a policy to record provisions as necessary, based on historical rates for estimated sales returns, which are booked in the same period that the related revenue is recorded and netted against revenue.
     Accounting Changes: In the first quarter of fiscal 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) and related guidance. See Note 12 for further discussion.
     Recent Accounting Pronouncements. In December 2007, the FASB issued Statement of Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. The provisions of SFAS No. 141R will be effective for the Company in fiscal years beginning October 1, 2009. The Company is evaluating the impact of this statement on its results of operations, financial position and cash flows.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be effective for the Company in fiscal years beginning October 1, 2008. The Company is evaluating the impact of this statement on its results of operations, financial position and cash flows.
NOTE 2 — FINANCIAL STATEMENT COMPONENTS

	December 31,	September 30,
	2007	2007
	(in thousands)
Inventories:
Raw materials	$7,434	$7,465
Work-in-process	9,309	4,491
Finished goods	1,369	1,336

Total	$18,112	$13,292

Other current liabilities:
Compensation	$3,117	$4,897
Professional fees	1,913	2,441
Other accrued expenses	2,372	2,536

Total	$7,402	$9,874

Deferred gross margin:
Deferred system revenue	$8,830	$10,269
Deferred cost of revenue	(6,646)	(7,033)

Total	$2,184	$3,236

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(530)	$(543)
Unrealized losses on available-for-sale securities	(70)	(60)

Total	$(600)	$(603)

NOTE 3 — GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
     The carrying value of goodwill was approximately $6.9 million at both December 31, 2007 and September 30, 2007. There were no additions or adjustments to goodwill during the three months ended December 31, 2007. There have been no significant events or circumstances negatively affecting the valuation of goodwill subsequent to the Company’s annual impairment test performed during the fourth quarter of fiscal 2007.
     At December 31, 2007, approximately $153,000 of goodwill relates to the Company’s purchase of assets from Summit Imaging in May 2003, while approximately $6.7 million relates to the Company’s purchase of Salvador Imaging in July 2007.
Intangible Assets
     The components of intangible assets as of December 31, 2007 were as follows:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Gross carrying amount at December 31, 2007	$7,346	$3,988	$2,348	$910	$640	$110	$15,342
Accumulated amortization	(1,552)	(2,325)	(1,150)	(95)	(67)	(21)	(5,210)

Net carrying amount at December 31, 2007	$5,794	$1,663	$1,198	$815	$573	$89	$10,132

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The components of intangible assets as of September 30, 2007 were as follows:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Gross carrying amount at September 30, 2007	$7,346	$3,988	$2,348	$910	$640	$110	$15,342
Accumulated amortization	(1,094)	(2,111)	(1,041)	(38)	(27)	(8)	(4,319)

Net carrying amount at September 30, 2007	$6,252	$1,877	$1,307	$872	$613	$102	$11,023

     The following table summarizes the activity during the three months ended December 31, 2007:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Balance as of September 30, 2007	$6,252	$1,877	$1,307	$872	$613	$102	$11,023
Amortization during the period	(458)	(214)	(109)	(57)	(40)	(13)	(891)

Balance as of December 31, 2007	$5,794	$1,663	$1,198	$815	$573	$89	$10,132

     Based on intangible assets recorded at December 31, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining amortization expense relating to intangible assets at December 31, 2007, is approximately $2.5 million in the remainder of fiscal 2008 and $2.9 million, $2.8 million and $1.9 million in fiscal years 2009 through 2011, respectively.
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
NOTE 4 — RESTRUCTURING AND OTHER CHARGES
November 2006 Restructure
     On November 16, 2006, the Company announced its intention to discontinue its PanelMasterTM product line. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The Company recorded a restructuring charge of approximately $446,000 in the three months ended December 31, 2006, which was comprised of approximately $173,000 for employee severance and related benefits for ten employees and approximately $273,000 related to impairing certain manufacturing assets associated with the product line. These charges are reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations. All amounts were paid out in the six months ended March 31, 2007.
April 2005 Restructure
     During the third quarter of fiscal 2005, the Company implemented a restructuring plan to relocate all activities in its Markham, Canada location — consisting of research and development related to the Company’s PanelMasterTM inspection systems — to the Company’s Daejon, Korea and San Jose, California locations. The Company recorded this restructuring plan in accordance with SFAS No. 146. The Company recorded an initial restructuring charge of approximately $676,000 in its third quarter of fiscal 2005, which was comprised of approximately $430,000 for employee severance and related benefits for 32 employees and approximately $246,000 related to contract termination costs associated with excess facilities. All amounts were paid out by September 30, 2006, except for approximately $38,000 of contract termination costs associated with the lease and this liability was reflected in “Other current liabilities” in the Company’s Consolidated Balance Sheets. During the three months ended December 31, 2006, the Company paid approximately $2,000 in cash and incurred approximately $1,000 in foreign currency translation effects on the liability. At September 30, 2007, the outstanding liability balance was approximately $25,000. During the three months ended December 31, 2007, the Company paid approximately $1,000 in cash.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — COMPREHENSIVE LOSS
     The components of comprehensive loss were as follows:

	Three Months Ended
	December 31,
	2007	2006
	(in thousands)
Net loss	$(8,223)	$(7,239)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(10)	(33)
Change in foreign currency translation	13	(9)

Other comprehensive income (loss)	3	(42)

Total comprehensive loss	$(8,220)	$(7,281)

NOTE 6 — STOCK-BASED COMPENSATION PLANS
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
     The effect of recording stock-based compensation for three months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended
	December 31,
	2007	2006
	(in thousands)
Stock-based compensation expense included in operations: :
Cost of revenue	$19	$20
Research and development	52	89
Selling, general and administrative	228	243

Total stock-based compensation expense after income taxes (1)	$299	$352

Stock-based compensation expense by type of award: :
Employee stock options	$62	$304
Employee stock purchase plan	—	104
Restricted stock awards	281	5
Amounts capitalized as inventory and deferred gross margin	(44)	(61)

Total stock-based compensation expense after income taxes (1)	$299	$352

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
Equity Incentive and Other Programs
     The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At December 31, 2007, the equity incentive program consisted of:
The 2005 Equity Incentive Plan. Under this plan, officers, key employees, consultants and all other employees may be granted restricted stock units, options to purchase shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 2,250,000 shares of common stock. Under this plan, stock options generally have a vesting period of 50 to 60 months, are generally exercisable for a period of seven to

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted under the 2005 Equity Incentive Plan with varying criteria such as time-based or performance-based vesting. Under the 2005 Equity Incentive Plan, restricted stock units generally vest annually over a three- to four-year period from the date of grant. Restricted stock units issued in the Company’s one-time stock option exchange program vest over a two- to three-year period from the date of exchange.
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
     In addition to its equity incentive programs, the Company’s employee stock purchase plan provides that eligible employees may contribute up to 10% of their eligible earnings through accumulated payroll deductions toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or on the purchase date. Offering periods are typically six months in length.
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
Expected Term. The expected term of options granted is derived from a numerical model of the Company’s stock price and represents the period of time that options granted are expected to be outstanding. The Company estimates the expected term of options granted based on its historical experience of grants, exercises and post-vesting cancellations.
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
Forfeitures. The Company uses historical data and future expectations of employee turnover to estimate pre-vesting forfeitures. As required by SFAS No. 123R, the Company records stock-based compensation expense only for those awards that are expected to vest. In the three months ended December 31, 2006, the Company adjusted its estimated forfeiture rate in order to better reflect the actual number of instruments for which the requisite service was to be rendered. As required by SFAS No. 123R, the Company calculated a cumulative adjustment to compensation cost for the effect on the then-current and prior periods of this change in estimate. This adjustment, consisting of approximately a $300,000 reduction of compensation expense, was recorded in the three months ended December 31, 2006.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company did not grant options in the three months ended December 31, 2007. The fair value of each option grant in the three months ended December 31, 2006 used the following weighted-average valuation assumptions:

Three Months Ended
December 31, 2006
Stock option plan:
Expected volatility	44%
Risk free rate	4.6%
Expected term (years)	3.4
Expected dividends	None
     The fair value of the Company’s employee stock purchase plan is estimated on the first day of the offering period using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107, and FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.”
     The Company did not have a stock plan Offering Period during the three months ended December 31, 2007. The Company determined the fair value of the stock purchased under its stock purchase plan in the three months ended December 31, 2006 using the following weighted-average valuation assumptions:

Three Months Ended
December 31, 2006
Stock purchase plan:
Expected volatility	44%
Risk free rate	4.7%
Expected term (years)	0.6
Expected dividends	None
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Equity Incentive Plan
     The following table summarizes the combined activity under the equity incentive plans for the indicated period:

	Awards		Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2007	1,739,630	1,245,582	$19.29
Plan shares expired (1)	(93,314)	—	—
Restricted stock units canceled (2)	31,905	—	—
Options canceled	101,448	(101,448)	25.12
Options exercised	—	(520)	3.31

Balances at December 31, 2007	1,779,669	1,143,614	$18.78	5.5	$75

Vested and expected to vest at December 31, 2007		961,878	$19.98	5.5	$75

Exercisable at December 31, 2007		722,756	$22.46	5.4	$75

(1)	The Company’s 1995 Amended and Restated Stock Option Plan expired in November 2005. Option shares that were available for grant at the time of cancellation and all outstanding option shares that subsequently are cancelled or expire are no longer available for grant.

(2)	Any restricted stock units granted under the 2005 Equity Incentive Plan or 2006 Non-Employee Directors’ Stock Incentive Plan shall be counted against the total number of shares issuable under the Plans. Additional detail of issued restricted stock units are shown below.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.30 as of December 31, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
     The total intrinsic value of options exercised during the three months ended December 31, 2007 was approximately $2,400. The total cash received from employees as a result of stock option exercises during the three months ended December 31, 2007 was approximately $1,700. In connection with these exercises, the tax benefits realized by the Company were minimal.
     The Company settles employee stock option exercises with newly issued common shares.
     As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $908,000 and will be recognized over an estimated remaining weighted-average amortization period of 1.7 years.
     Restricted Stock Units
     The following table summarizes the restricted stock unit activity for the indicated period:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock units at September 30, 2007	284,196	$10.43
Unvested restricted stock units cancelled	(31,905)	$10.43

Unvested restricted stock units at December 31, 2007	252,291	$10.43

     As of December 31, 2007, there was approximately $998,000 of unrecognized stock-based compensation related to restricted stock units granted under the Company’s equity incentive plans. The unrecognized stock-based compensation is expected to be recognized over an estimated remaining weighted-average amortization period of 1.2 years.
     Employee Stock Purchase Plan
     The Company did not have a stock plan Offering Period during the three months ended December 31, 2007 and so did not incur any compensation cost in connection with its employee stock purchase plan in the three months ended December 31, 2007.
     The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At December 31, 2007, a total of 829,915 shares were reserved and available for issuance under this Plan.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 — NET INCOME (LOSS) PER SHARE
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
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	December 31,
	2007	2006
	(in thousands,
	except per share data)
Numerator:
Net loss	$(8,223)	$(7,239)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock, for basic net income (loss) per share	17,741	16,590
Effect of dilutive securities: Employee stock options and restricted stock	— (1)	— (1)

Weighted average shares for diluted net income (loss) per share	17,741	16,590

Earnings per share:
Basic net loss per share	$(0.46)	$(0.44)

Diluted net loss per share	$(0.46)	$(0.44)

Potentially anti-dilutive securities	1,170 (2)	1,984 (2)

(1)	The effect of potentially dilutive securities from employee stock options and restricted stock units of 263,415 and 67,696 shares of common stock for the three months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted net loss per share as the effect is anti-dilutive.

(2)	These securities are excluded from the computation of diluted earnings per share because the exercise price, including unamortized stock-based compensation net of tax benefits, was greater than the average market price of common shares for the periods presented. As a result, their effect would have been anti-dilutive.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s obligation in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $12.3 million as of December 31, 2007 and $28.0 million as of September 30, 2007.
     During the three months ended December 31, 2006, the Company incurred charges of approximately $650,000 to establish a reserve for costs associated with the cancellation of certain purchase orders.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Changes in the Company’s product liability during the three months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended
	December 31,
	2007	2006
	(in thousands)
Beginning balance	$3,217	$8,058
Estimated warranty cost of new shipments during the period	379	995
Warranty costs during the period	(1,384)	(1,539)
Changes in liability for pre-existing warranties, including expirations	463	344

Ending balance	$2,675	$7,858

     The warranty liability at December 31, 2006 includes costs associated with the Company’s agreement with one customer to replace two ArrayCheckerTM systems. In the fourth quarter of fiscal 2006, the Company agreed to replace two of the four original Generation 7 test systems sold to a customer with a newer version of the Company’s Generation 7 test systems. Even though all four original Generation 7 systems had been used by the customer in full production, reliability and uptime issues had impacted the production capability of the fabrication lines in which they operated. The replacement systems cost of approximately $3.0 million was accrued as warranty expense in the quarter ended September 30, 2006. Approximately $2.7 million of warranty liability associated with this exchange was satisfied during the three months ended June 30, 2007 when the machines were replaced.
Legal Proceedings
     The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May 2000, plus unspecified emotional distress and punitive damages. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded the Company approximately $445,000 in fees and costs. The award bore interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award.
     As of December 31, 2007, the Company has paid approximately $6.3 million, net of VAT amounts refundable, to foreign customs authorities in connection with its settlements regarding underpayment of customs duties for warranty parts and expects to pay an additional $1.3 million more to settle all known amounts with foreign customs authorities. The Company has not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, the Company has commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of the Company’s failure to comply with U.S. filing obligations may subject the Company to penalties and result in additional expenses, which could be material and the extent of which the Company is currently unable to predict.
     In January 2008, the Company responded to inquiries relating to its recent restatement from the SEC’s Enforcement Division and will continue to cooperate fully with the SEC to address any further questions they may have.
     From time to time, Photon Dynamics is subject to certain other legal proceedings and claims that arise in the ordinary course of business. Additionally, in the ordinary course of business the Company may potentially be subject to future legal proceedings that could individually, or in the aggregate, have a material adverse effect on the Company’s financial condition, liquidity or results of operations. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9 — SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
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
     Prior to fiscal 2007, the Company operated in one operating segment, the Flat Panel Display segment. A second operating segment, the High-Performance Digital Imaging segment, was created in July 2007 when the Company purchased Salvador Imaging, Inc. Each reportable segment is separately managed and the financial results are reviewed by the CEO. Each reportable segment contains closely related products that are unique to the particular segment:
•	Flat Panel Display Segment. Includes test and repair equipment used in the flat panel display industry to collect and analyze data from the liquid crystal display production lines and to diagnose and repair defects in the production line.
•	High-Performance Digital Imaging Segment. Includes high-performance digital cameras used in the defense, industrial and scientific/medical industries for a variety of applications. In the defense industry, high-performance digital camera applications include targeting, unmanned vehicle guidance, discrimination of decoy versus real targets and daytime and nighttime surveillance. Industrial customers use high-performance digital cameras for inspection, metrology and machine guidance. Scientific and medical industry applications include X-ray, fluoroscopy, mammography, veterinary x-ray and semiconductor process monitoring and non-destructive testing.
     The CEO allocates resources to and assesses the performance of each operating segment based upon several metrics, including orders, net sales and operating income (loss) before interest and taxes.
     The Company derives the segment results from its internal management reporting system. The accounting policies Photon Dynamics uses to derive reportable segment results are substantially the same as those used for external reporting purposes. The Company generally allocates expenses from sales and marketing, corporate functions (Including management, finance, legal and human resources expenses) and information technology groups between its two operating segments, which are included in the operating results reported below. The Company does not allocate certain operating expenses including equity-based compensation, restructuring and asset impairment charges and other associated adjustments, which it manages separately at the corporate level. Management does not consider the unallocated costs in measuring the performance of the reportable segments. Segment operating income (loss) excludes interest income, interest expense and other financial charges and income taxes.
     With the exception of goodwill and intangibles, the Company does not identify assets by operating segment, nor does the CEO evaluate operating segments using discrete asset information. In the three months ended December 31, 2007 there was approximately $26,000 of inter-segment revenue that has been adjusted for in the operating results reported below.
     Segment information is summarized as follows:

	Three Months
	Ended
	December 31,
	2007	2006
	(in thousands)
Revenue:
Flat panel display segment	$14,826	$21,435
High-performance digital imaging segment	1,350	—

Consolidated revenue	$16,176	$21,435

Operating Loss:
Flat panel display segment	$7,674	$7,354
High-performance digital imaging segment	1,004	—

Total segment operating loss	$8,678	$7,354

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Reconciliation of segment operating loss to Photon Dynamics consolidated loss from operations is as follows:

	Three Months
	Ended
	December 31,
	2007	2006
	(in thousands)
Operating loss:
Total segment operating loss	$8,678	$7,354
Unallocated costs	299	352
Restructuring costs	—	446
Gain on sale of property and equipment	(50)	—

Consolidated loss from operations	$8,927	$8,152

     The following is a summary of the Company’s consolidated revenue by country based on the location to which the product was shipped:

	Three Months
	Ended
	December 31,
	2007	2006
	(in thousands)
Revenue:
South Korea	$3,978	$6,021
Taiwan	4,632	6,162
Japan	5,872	9,034
China	344	218
United States	1,350	—

Total	$16,176	$21,435

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months
	Ended
	December 31,
	2007	2006
Customer A	40%	42%
Customer B	20%	11%
Customer C	16%	22%
Customer D	*	14%

*	Customer accounted for less than 10% of total revenue for the period.
     All customers in the above table were customers in the Flat Panel Display segment.
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	December 31,	September 30,
	2007	2007
Customer A	26%	28%
Customer B	21%	19%
Customer C	18%	*
Customer D	*	26%

*	Customer accounted for less than 10% of total accounts receivable.
     All customers in the above table were customers in the Flat Panel Display segment.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles and are attributed to the geographic location in which they are located, as follows:

	December 31,	September 30,
	2007	2007
	(In thousands)
United States	$26,431	$27,518
South Korea	557	756
Other	167	189

Total	$27,155	$28,463

NOTE 10 — FINANCIAL INSTRUMENTS
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
     In the three months ended December 31, 2007, the Company entered into forward sales contracts in order to manage foreign currency risk associated with certain intercompany balances denominated in Japanese yen. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception and have terms designed to match the timing of payment from the yen-denominated accounts receivable. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the balance of the intercompany accounts, these financial instruments mitigate the risk that might otherwise result from certain changes in currency exchange rates. The Company did not designate these forward sales contracts as hedging instruments, as defined by SFAS No. 133, and, as such, records the changes in the fair value of these derivatives in “Interest income and other, net” in the Company’s condensed consolidated statements of operations. Total net losses from changes in fair values of all forward exchange contracts for the three months ended December 31, 2007 were approximately $15,000 and are include in “Interest income and other, net” in the Condensed Consolidated Statement of Operations. At December 31, 2007, the Company had one foreign exchange forward contract outstanding to sell approximately $3.0 million in Japanese Yen. The fair value of this open contract at December 31, 2007 was approximately $79,000 and was included in “Other current liabilities” in the Consolidated Balance Sheet. The contract will expire in the second quarter of fiscal 2008.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 — NOTES PAYABLE
     In connection with the purchase of Salvador Imaging the Company issued a promissory note to a trust. The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition and holds approximately 6% of the outstanding stock in the Company. The note bears interest at 5% per annum. At December 31, 2007 approximately $5.4 million was outstanding, which included approximately $114,000 in interest. Approximately $2.7 million in principle related to this note will be due in October 2008 and approximately $2.6 million in principle due in January 2010.
NOTE 12 — INCOME TAXES
     Tax Provision. For the three months ended December 31, 2007 and 2006, the Company recorded a provision for income taxes of approximately $141,000 and $101,000, respectively. The Company had a provision for income taxes despite a net loss position in both periods due primarily to foreign income taxes. The effective tax rates for both periods is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards.
     Adoption of FIN 48. On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     As a result of the implementation of FIN 48, the Company identified that it had unrecognized tax benefits of approximately $3.3 million as of October 1, 2007; however, approximately $2.9 million of these unrecognized tax benefits was fully offset by a valuation allowance. As a result, the Company increased the long-term liability for income taxes payable by approximately $365,000 and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a corresponding decrease in accumulated deficit.
     In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties were immaterial at the date of adoption and were included in the unrecognized tax benefits. There was no change to the Company’s unrecognized tax benefits for the three months ended December 31, 2007.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. All the Company’s tax years will be open to examination by the U.S. federal tax authority and most state tax authorities in which the Company operates due to the Company’s net operating loss and overall credit carryforward position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “plans,” “anticipates,” “relies,” “expects,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any such statements. These forward-looking statements are based on current expectations as of the filing date of this Quarterly Report on Form 10-Q and involve a number of uncertainties and risks. These uncertainties and risks include, but are not limited to: our ability to remediate material weaknesses in our internal controls; our ability to attract and retain qualified employees; possible further changes in our customs duty liability; possible civil and criminal liability in connection with customs duty issues; the adoption of new technology by our existing and potential customers; our customers’ response to prevailing economic and market conditions; the changing customer investment climate, which could lead to the impairment of our assets; our ability to successfully migrate our manufacturing operations offshore; our ability to maintain competitive pricing; the introduction of competing products having technological and/or pricing advantages, which would reduce the demand for our products; our ability to operate and integrate our newly acquired subsidiary; and failure to comply with a variety of Untied States and foreign federal, state and local laws and regulation, which could lead to the Company incurring additional penalties, interest and other expenses. As a result, our actual results and end user demand may differ substantially from expectations.
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
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended September 30, 2007, contained in our Annual Report on Form 10-K, as filed with the SEC on January 24, 2008.
BUSINESS AND COMPANY OVERVIEW
Our Company
     Photon Dynamics is a global supplier utilizing advanced digital imaging technology for Liquid Crystal Display yield enhancement systems and high-performance digital imaging systems for defense, surveillance, industrial inspection and medical imaging applications. From fiscal 2003 to 2007 we operated in one operating segment: Flat Panel Display. We commenced operations in the High-Performance Digital Imaging segment in July 2007 with our acquisition of Salvador Imaging, Inc., an international supplier of high-performance digital cameras for markets other than the flat panel display industry. Our Flat Panel Display segment is still our largest business segment, accounting for more than 91% and 99% of our consolidated revenues during the three months ended December 31, 2007 and the twelve months ended September 30, 2007, respectively.
Flat Panel Display Segment
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
     We are a leading global supplier of integrated yield enhancement solutions for the flat panel display market. Our yield management products include our test and repair equipment that are used primarily in the Array phase of production. Our customers use our systems to collect and analyze data from the production line and quickly diagnose and repair process-related defects, thereby allowing manufacturers to decrease material costs and improve throughput. Our customers use our systems to increase manufacturing yields of high performance flat panel displays used in a number of products, including notebook and desktop computers, televisions and advanced mobile electronic devices such as cellular phones, personal digital assistants and portable video games.
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
     We sell our products to manufacturers in the flat panel display industry. Our customers are located primarily in South Korea, Taiwan, Japan, and China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems that in fiscal 2007 ranged in price from $450,000 to $3.4 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.
     Our flat panel display products are manufactured in both San Jose, California and Daejon, Korea. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 20 to 36 weeks.
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
  Flat Panel Display Industry Trends
     In calendar year 2007, the majority of flat panel display manufacturers scaled back their investment plans and factory utilization rates until they could evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. As a result, we experienced both lower levels of bookings due to factory investment delays and lower revenue in our fiscal year 2007 as compared to fiscal year 2006. While our bookings increased in the first quarter of fiscal 2008, we again experienced lower levels of revenue. Demand for notebook, monitor and television LCD products was strong during 2007 compared to 2006. Relatively strong demand and the delay in adding new manufacturing capacity during the second half of 2006 and 2007 resulted in supply approaching equilibrium with demand. Industry sources show that panel prices have begun to stabilize due to tightening supply, which improved the profitability of LCD manufacturers in the second half of the 2007 calendar year. Flat panel display manufacturers’ efforts to balance supply with demand were realized, improving the health of the flat panel display industry. With supply and demand equilibrium, flat panel display prices stabilized and in some cases increased. Across the industry, flat panel display manufacturers returned to profitability in mid-2007. The combination of delayed manufacturing capacity investments over the past five quarters and strong demand for IT and television displays has created a capacity shortfall, particularly for larger-sized panels. Flat panel display manufacturers are now investing to add capacity into existing Generation 5, Generation 6 and Generation 7 lines as well as accelerating Generation 8 plans in order meet forecasted demand. Growth in notebook display demand and robust flat-screen television adoption fuel an optimistic outlook for stable supply and demand in calendar years 2008 and 2009. While we expect that flat panel display manufacturers will again begin to make new factory investments and upgrades to existing factories during the second half of calendar year 2008, we can provide no assurances that this anticipated industry recovery will occur. In addition, we do not anticipate future investments made by flat panel display manufacturers to approach the levels of investment during calendar years 2004 through 2006 and as such, do not expect our flat panel display revenues to approach levels achieved in prior fiscal years.
High-Performance Digital Imaging Segment
  High-Performance Digital Imaging Market
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
     We are focusing our current research and development on highly-sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for defense applications and cameras with unique inspection capabilities for industrial applications.
  High-Performance Digital Imaging Industry Trends
     The defense industry is the chief market for products within our High-Performance Digital Imaging segment. If we are successful in developing and marketing our products in this segment, we may significantly increase our revenue derived directly or indirectly from U.S. government contracts awarded to our customers or us under various U.S. government programs. The funding of such programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions that are beyond our control. The unique risks associated with depending on the U.S. government as a significant source of segment revenue are described further in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
     Although we acquired Salvador Imaging’s existing product base, we are developing new product evaluation units and are actively engaged in marketing and sales activities. We anticipate that the sales cycle for these markets will be lengthy and it is uncertain if and when we will generate significant and sustainable revenue from this new venture.

Backlog
     Our backlog consists of work-in-process and unshipped system orders, unearned revenue and systems in deferred gross margin. As of December 31, 2007, our total backlog was approximately $108.6 million, a majority of which we expect to ship, or to recognize as revenue, within the next six to twelve months. This compares to a total backlog of $60.5 million as of September 30, 2007. All orders are subject to delay or cancellation and any assessable penalties or other provisions may not be collectible or enforceable against our customers due to the limited number of customers. We may also be unable to obtain reimbursement for any costs incurred on a cancelled or postponed order. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
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
Revenue Recognition
     Note 1 of our “Notes to Condensed Consolidated Financial Statements” in Part I Item 1 of this Quarterly Report on Form 10-Q provides a description of our revenue recognition policy. For each arrangement for the sale and installation of equipment, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured, the latter of which is subject to judgment. If we determine that any of these criteria are not met, we defer revenue recognition until such time as we determine that all of the criteria are met.
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
Allowance for Doubtful Account
     Our trade receivables are derived from sales to flat panel display manufacturers located in South Korea, Taiwan, Japan and China and sales of high-performance digital imaging camera products to customers in the United States. In order to monitor potential credit losses, we perform periodic evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for the potential inability of our customers to make required payments based upon our assessment of the expected collectibility of all accounts receivable. In estimating the provision, we consider (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware regarding a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.
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
Warranty
     Our warranty policy generally states that we will provide warranty coverage for a period of 12 months from final acceptance or 14 months from shipment, whichever is shorter. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field service parts and the efficiency by which the product failure is corrected. We estimate our warranty cost based on historical data related to these factors.

Goodwill and Intangible Assets
     We do not amortize either goodwill or intangible assets with indefinite useful lives, but rather we review these assets for impairment at least annually and more frequently if there are indicators of impairment. The process for evaluating the potential impairment of goodwill or intangible assets with indefinite useful lives is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill or intangible assets with indefinite useful lives could be reported.
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
     The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free interest rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free interest rate of return are not significant to the calculation of fair value.
     In addition, SFAS No. 123R requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on reported share-based compensation, as we recognize the cumulative effect of a rate adjustment for all expense amortization after October 1, 2005 in the period the estimated forfeiture rates are adjusted. If we adjust forfeiture rates higher than the previously estimated forfeiture rate, we would make an adjustment that would result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, we would make an adjustment that would result in an increase to the expense recognized in the financial statements. These adjustments would affect our gross margin; research and development expenses; and selling, general and administrative expenses.
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
     We were not engaged in any significant litigation matter as of December 31, 2007. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award in the appeal of the plaintiff in the Amtower v. Photon Dynamics, Inc. lawsuit. This lawsuit is described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated are set forth in the table below.

	Three Months Ended
	December 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	72.5	74.4

Gross margin	27.5	25.6

Operating expenses:
Research and development	32.2	37.0
Selling, general and administrative	45.3	22.8
Restructure charge	—	2.1
Gain on sale of property and equipment	(0.3)	—
Amortization of intangible assets	5.5	1.7

Total operating expenses	82.7	63.6

Loss from operations	(55.2)	(38.0)
Interest income and other, net	5.2	4.7

Loss from operations	(50.0)	(33.3)
Provision for income taxes	0.9	0.5

Net loss	(50.9)%	(33.8)%

     Our total revenue decreased 25% for the three months ended December 31, 2007 over the same period of the prior fiscal year and decreased 34% sequentially from the three months ended September 30, 2007. Revenues from our Flat Panel Display segment constituted approximately 91% and 99% of our total revenues in the three months ended December 31, 2007 and the twelve months ended September 30, 2007, respectively. The overall decrease is a result of a slow down in orders from flat panel display manufacturers as they re-assess market conditions.
     Consolidated revenue by country based on the location to which the product was shipped was as follows:

	Three Months Ended
	December 31,
	2007	Change	2006
	(dollars in millions)
South Korea	$4.0	(34)%	$6.0
Taiwan	4.6	(25)%	6.2
Japan	5.9	(35)%	9.0
China	0.3	58%	0.2
United States	1.4	n/a	—

Total Revenue	$16.2	(25)%	$21.4

     For each country, the changes in revenue from the three months ended December 31, 2007 as compared to the same period in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depend on the current and anticipated market demand for products utilizing flat panel displays.
Operating Segments
     Prior to fiscal 2003, we operated in three operating segments. In fiscal 2003, we implemented plans to exit our printed circuit board assembly inspection business and our cathode ray tube display and high quality glass inspection business. From fiscal 2003 to 2007 we operated in one segment: the Flat Panel Display segment. A second operating segment, the High-Performance Digital Imaging segment, was created in July 2007 when we purchased Salvador Imaging.

     A description of the products and services as well as financial data for our Flat Panel Display segment and our High-Performance Digital Imaging segment reportable segments can be found in Note 9 “Segment Reporting and Geographic Information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. We do not allocate certain operating expenses, including equity-based compensation, restructuring and asset impairment charges and other associated adjustments.
Flat Panel Display Segment
     Our Flat Panel Display segment primarily generates revenue from the sales of our ArrayCheckerTM and ArraySaverTM test and repair equipment and from customer support, which includes the sales of spare parts.
     Selected operating data for the Flat Panel Display segment for the three months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended
	December 31,
	2007	Change	2006
	(dollars in millions)
Revenue	$14.8	(31)%	$21.4
Gross margin	$4.0	(28)%	$5.5
Research and development	$5.1	(36)%	$7.8
Selling, general and administrative	$6.4	39%	$4.6
Amortization of intangible assets	$0.2	(52)%	$0.4
Operating loss	$7.7	5%	$7.4
  Revenue
     Revenue decreased 31% for the three months ended December 31, 2007 over the same period of the prior fiscal year and decreased 39% sequentially from the three months ended September 30, 2007. As discussed above, flat panel display manufacturers scaled back utilization of existing capacity while they re-assessed the timing of new factory investments and upgrades to existing factories. This process resulted in reductions and delays of many of our customers’ investment plans. We expect that flat panel display manufacturers will again begin to make new factory investments and upgrades to existing factories during the second half of the 2008 calendar year, but we can provide no assurances that this anticipated industry recovery will occur.
     ArrayCheckerTM and ArraySaverTM Product Revenue. Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our test and repair equipment, as a percentage of total Flat Panel Display segment revenue, is as follows:

	Three Months Ended
	December 31,
	2007	2006
Revenue by generation:
Generation 6 and earlier	26%	8%
Generation 7 and 8	50%	72%

Revenue by product:
ArrayCheckerTM	75%	64%
ArraySaverTM	1%	15%
     In general, we have seen a shift from our Generation 6 and earlier products to our Generation 7 and 8 products as flat panel display manufacturers move to larger size glass substrates in the manufacturing process. However, in the three months ended December 31, 2007, we saw an increase in revenue from the sales of our earlier-generation machines as compared to the same period in the prior year as we recognized revenue on ArrayCheckerTM systems used by one of our customers to increase capacity in a Generation 6 fab line. Our products in each new generation contain new performance and control features designed specifically to enhance yield improvement and process control. As a result, in recent history we generally have experienced increases in our average selling prices of between 10% and 20% in each new generation product. As with prior generation products, our Generation 6, 7 and 8 ArrayCheckerTM products have had greater average selling prices than previous generations. However, the average selling prices of our Generation 6 and 7 ArraySaverTM products were relatively flat as compared to the prior generations due primarily to a more competitive environment in the array repair market. There is no assurance that we will be successful at achieving or sustaining average selling price increases on our future generation products.

     The revenue mix of our ArrayCheckerTM and ArraySaverTM test and repair products has been driven by the investment decisions of our customers as they invest in both new manufacturing capacity and upgrades to existing facilities.
     Revenue from our ArrayCheckerTM and ArraySaverTM test and repair products includes revenue recognized at the time of shipment and revenue recognized upon final customer acceptance. Our sales terms are typically 60% to 90% of the sales price due upon shipment with the remaining portion due after installation and upon final customer acceptance. Revenue for the three months ended December 31, 2007 included a lower absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared to the same period in fiscal 2007.
     Customer Support and Spare Parts Revenue. Customer support and spare parts revenue generally represents ongoing sales of spare parts and service to our installed equipment base. Revenue from customer support and spare parts represented approximately 24% and 21% of the Flat Panel Display segment revenue for the three months ended December 31, 2007 and 2006, respectively. Revenues in the three months ended December 31, 2007 were lower in absolute dollars than in the comparative prior year period. Revenues in the three months ended December 31, 2007 were higher as a percentage of total revenue than in the comparative prior year period due to the more stable nature of our customer support and spare parts revenue. In periods where revenue from new ArrayCheckerTM and ArraySaverTM products declines, revenue from support and spare parts increases as a percentage of total revenues.
  Gross Margin
     Gross margins, as a percentage of revenue, remained relatively flat in the three months ended December 31, 2007 as compared to the same period in the prior fiscal year. The relatively high mix of higher-margin ArrayCheckerTM systems and savings from decreased headcount in the three months ended December 31, 2007 were partially offset by additional costs associated with the under-utilization of our San Jose facilities as compared to the same period in the prior fiscal year.
  Research and Development
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our overall research and development spending decreased in the three months ended December 31, 2007 as compared to the same period in the prior fiscal year due primarily to lower spending on Generation 6 and 7 test and repair product development programs in the period and to savings from decreased headcount. These savings were partially offset by increased spending on certain Generation 8 and other development programs as we continue to improve our product lines.
  Selling, General and Administrative
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Selling, general and administrative spending increased in the three months ended December 31, 2007 as compared to the same period in the prior fiscal year due primarily to additional legal and professional fees associated with the restatement of our fiscal 2002 through 2006 financial statements, as contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
  Amortization of Intangible Assets
     Our amortization expenses decreased in the three months ended December 31, 2007 as compared to the same period in the prior fiscal year due primarily to certain intangible assets having become fully amortized. The remaining intangible assets relate to our July 2004 acquisition of Quantum Composers and our August 2004 acquisition of Tucson Optical Research Corporation.
     Based on intangible assets recorded at December 31, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $379,000 in the remainder of fiscal 2008.

    Operating Loss
     Key factors that may impact our future operating income or loss in the Flat Panel Display segment include:
•	The costs of increasing customer service staff to support potential increased demands from new and existing customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	The success of our strategy of using both domestic and offshore manufacturing;

•	The success of outsourcing certain manufacturing to third-party vendors;

•	The under-utilization of manufacturing facilities as a consequence of industry slowdown, order cancellations or changes in delivery schedules by our customers;

•	The unanticipated need for additional warranty charges;

•	The level of spending required on developing new Generations of our ArrayCheckerTM and ArraySaverTM products; and

•	The inability to reduce our expense levels quickly in the event of market downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term.
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
High-Performance Digital Imaging Segment
     Our High-Performance Digital Imaging segment primarily generates revenue from the sales of standard and custom-application CCD, CMOS and EMCCD cameras that are used in the defense, industrial and scientific/medical industries for a variety of applications and non-recurring engineering services contracted by certain customers. While we acquired Salvador Imaging’s existing product base of camera imaging systems, we intend to combine our digital imaging core competencies with Salvador Imaging’s technical strength to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for defense applications and unique inspection capabilities in industrial applications.
     Selected operating data for the High-Performance Digital Imaging segment for the three months ended December 31, 2007 is as follows:

Three Months Ended
December 31, 2007
(dollars in millions)
Revenue	$1.4
Gross margin	$0.5
Research and development	$0.1
Selling, general and administrative	$0.7
Amortization of intangible assets	$0.7
Operating loss	$1.0

  Revenue
     Our revenue for the High-Performance Digital Imaging segment for the three months ended December 31, 2007 was approximately $1.4 million with no corresponding amounts in the same period of the prior fiscal year. Revenue from our High-Performance Digital Imaging segment includes approximately $517,000 of product sales and approximately $833,000 of revenue from non-recurring engineering contracts.
     We have limited experience in the industries of our new operating segment, but will need to move quickly to expand market share and customer base. While we are developing evaluation units and are actively engaged in marketing and sales activities, we anticipate that the sales cycle for these markets will be lengthy and we are uncertain if we will be able to generate significant and sustainable revenue from this new venture.
  Gross Margin
     Gross margins as a percentage of revenue were approximately 36% in the three months ended December 31, 2007. Our margins depend on the mix of product sales and non-recurring engineering contracts as margins on our non-recurring engineering contracts are typically lower than those on our product revenue.
  Research and Development
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our overall research and development spending was approximately $113,000 and included costs to complete the projects classified as in-process research and development projects, as identified at the time we acquired Salvador Imaging and which involve the design of certain next generation digital cameras. At the time of acquisition, the identified projects were, on average, approximately 20% complete, and the majority of the projects are expected to be complete by the end of the our third quarter of fiscal 2008, with total additional expected costs to complete the projects of approximately $1.1 million.
  Selling, General and Administrative
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Our overall selling, general and administrative costs of approximately $659,000 reflect our efforts to expand our market share and customer base. We expect that our High-Performance Digital Imaging segment will be characterized by lengthy sales cycles as customers expend significant efforts evaluating our products and processes prior to placing an order. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, and increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products.
  Amortization of Intangible Assets
     Our amortization expenses in the three months ended December 31, 2007 were approximately $714,000 and relate to our July 2007 acquisition of Salvador Imaging.
     Based on intangible assets recorded at December 31, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $2.1 million in the remainder of fiscal 2008.
  Operating Loss
     Key factors that may impact our future operating income or loss in the High-Performance Digital Imaging segment include:
•	The costs of increasing marketing and customer service staff to increase market share and support potential increased demands from new and existing customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	The modification, cancellation or termination of contracts and subcontracts by the U.S. government;

•	The unanticipated need for additional warranty charges; and

•	The inability to reduce our expense levels quickly in the event of market downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term.

Restructuring Charge

	Three Months Ended
	December 31,
	2007	Change	2006
Expense	$0	(100)%	$446,000
Percentage of Revenue	0%		2%
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
Gain on Sale of Property and Equipment

	Three Months Ended
	December 31,
	2007	Change	2006
Gain	$50,000	n/a	$0
Percentage of Revenue	0%		0%
     During the three months ended December 31, 2007, we recorded a gain on the sale of miscellaneous assets.
Interest Income and Other, Net

	Three Months Ended
	December 31,
	2007	Change	2006
Income	$845,000	(17)%	$1.0 million
Percentage of Revenue	5%		5%
     Interest income and other, net consisted primarily of interest income, foreign currency transaction gains and losses and other miscellaneous income and expense. The changes in absolute dollar amounts of interest income and other, net, in the three months ended December 31, 2007 as compared to the same period of the prior fiscal year, are primarily attributable to changes in interest income due to fluctuating interest rates on invested cash, to changes in levels of invested cash and to changes in the effects of foreign currency transaction gains and losses.
Provision for Income Taxes

	Three Months Ended
	December 31,
	2007	Change	2006
Expense	$141,000	40%	$101,000
Percentage of Revenue	1%		1%

     The Company had a provision for income taxes despite a net loss position in both the three months ended December 31, 2007 and 2006 due primarily to foreign income taxes. The effective tax rates for the three months ended December 31, 2007 and 2006 were approximately (2)% and (1)%, respectively.
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
     The effect of recording stock-based compensation for the three months ended December 31, 2007 and 2006 was as follows:

	Three Months Ended
	December 31,
	2007	2006
	(in thousands)
Stock-based compensation expense included in operations:
Cost of revenue	$19	$20
Research and development	52	89
Selling, general and administrative	228	243

Total stock-based compensation expense after income taxes (1)	$299	$352

Stock-based compensation expense by type of award:
Employee stock options	$62	$304
Employee stock purchase plan	—	104
Restricted stock awards	281	5
Amounts capitalized as inventory and deferred gross margin	(44)	(61)

Net effect on net income (1)	$299	$352

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
     The overall decrease in stock based compensation was due in part to the Company’s decision not to grant options in either the fourth quarter of fiscal 2007 or the first quarter of fiscal 2008, during which periods the Company was restating its prior fiscal years as described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     As of December 31, 2007, the unrecorded stock-based compensation balance related to stock options was $908,000 and will be recognized over an estimated remaining weighted average amortization period of 1.7 years, while the unrecorded stock-based compensation balance related to restricted stock units was approximately $998,000 and will be recognized over an estimated remaining weighted average amortization period of 1.2 years.
LIQUIDITY AND CAPITAL RESOURCES
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $79.8 million as of December 31, 2007, compared to $88.6 million as of September 30, 2007. A major component of working capital is $70.5 million of cash, cash equivalents and short-term investments as of December 31, 2007, compared to $83.9 million as of September 30, 2007.

Operating Activities
     Cash used in operating activities was approximately $14.3 million in the first three months of fiscal 2008. Cash used in operating activities resulted from our net loss of approximately $8.2 million, adjusted for approximately $1.9 million of non-cash related items and for net cash of approximately $8.0 million used by changes in operating assets and liabilities, the primary source being an increase in inventories of approximately $4.8 million and a decrease in other current liabilities of approximately $6.0 million, respectively, offset in part by an increase in accounts payable of approximately $5.9 million. Our inventory increase is due primarily to the timing of delivery of products in our backlog and to higher levels of first quarter bookings. Other current liabilities decreased due primarily to payments made on customs obligations. The increase in other accounts payable is due primarily to the timing of the increases in inventory levels.
Investing Activities
     Cash provided by investing activities was approximately $13.4 million in the first three months of fiscal 2008. Cash used in investing activities was primarily the result of approximately $13.6 million of net sales and maturities of short-term investments, offset in part by capital expenditures of approximately $404,000.
Financing Activities
     Cash used in financing activities was approximately $25,000 in the first three months of fiscal 2008 resulting from approximately $2,000 of sales of our common stock under our employee equity compensation plans, offset by approximately $27,000 of payments on our capital leases.
     The timing of and amounts received from employee stock option exercises and employee stock purchase plan participation are dependent upon the decisions of the respective employees, and are not controlled by us. Therefore, funds raised from the issuance of common stock upon the exercise of employee stock options or upon the purchase of stock under the employee stock purchase plan should not be considered an indication of additional funds to be received in future periods.
     We had a bank line of credit that had a $4.0 million borrowing capacity with an interest rate of floating prime. This line of credit expired in October 2007 and we did not renew it.
Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at December 31, 2007. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2008(1)	2009	2010	2011	2012	Thereafter
	(In thousands)
Purchase obligations	$12,260	$11,690	$570	$—	$—	$—	$—
Operating lease obligations	9,009	2,575	2,881	2,830	723	870	$—
Notes payable, including interest	5,600	—	2,800	2,800	—	—	—
Capital lease obligations	125	86	39	—	—	—	—

Total	$26,994	$14,351	$6,290	$5,630	$723	$870	$—

(1)	Remaining nine months
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
     We have non-cancelable operating leases for various facilities in the United States, South Korea, Taiwan, Japan and China, certain of which permit us to renew the leases at the end of their respective lease terms. Our largest facility is our 128,520 square-foot building in San Jose, California, which is under a non-cancelable operating lease that expires in 2010, with two renewal options at fair market value for additional five year periods. This lease represents the majority of the amounts reflected in the “operating lease obligations” in the table above.
     We have a liability of approximately $5.6 million in a note payable, which is reflected in the “Notes payable, including interest” in the table above. In July 2007, in connection with the purchase of Salvador Imaging the Company issued a promissory note to a trust. The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition. The note bears interest at an annual rate of 5%.

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
IMPACT OF ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. The provisions of SFAS No. 141R will be effective for our fiscal year beginning October 1, 2009. We are evaluating the impact of this statement on our results of operations, financial position and cash flows.
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
     In the three months ended December 31, 2007, approximately $6.0 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen.
     At December 31, 2007, approximately $5.4 million of our cash and cash equivalents and approximately $3.5 million of our accounts receivable were denominated in currencies other than U.S. dollars, primarily in Japanese yen. Our cash and cash equivalents and our accounts receivable are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our cash and cash equivalents and our accounts receivable from the rates at December 31, 2007 would decrease the fair value of our cash and cash equivalents by approximately $487,000 and our accounts receivable by approximately $317,000.
     As of December 31, 2007, we had one forward exchange contract outstanding to sell approximately $3.0 million in foreign currency in order to manage foreign currency risk associated with certain intercompany balances denominated in Japanese yen. This contract was not held for trading purposes. Details of this security is included in Note 10 of our “Notes to Condensed Consolidated Financial Statements” included under Part I, Item 1. “Financial Statements.” Gains and losses on this contract are recognized in income. Foreign exchange rate fluctuations did not have a material impact on our financial results for the three months ended December 31, 2007. Our forward exchange contract is subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in Japanese yen from the rate at December 31, 2007 would decrease the fair value of the contract by approximately $422,000.
     We expect that our revenue, cash, accounts receivable and accounts payable generally will be denominated in U.S. dollars in the foreseeable future and, therefore, our exposure to changes in foreign currency exchange rates for our cash, accounts receivable and accounts payable is currently considered minimal. However, as more of our operations become overseas-based and we begin additional selling in currencies other than the U.S. dollar, our exposure to foreign currencies may increase.
Market Risk
     As of December 31, 2007, we had an investment portfolio of both fixed and variable rate securities of approximately $30.2 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
     Our market risk as described under the heading “Interest Rate Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2007, has not changed significantly.

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
     As described in our Annual Report on Form 10-K filed on January 24, 2008 for our fiscal year ended September 30, 2007, we reported three material weaknesses in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Annual Report on Form 10-K we disclosed that in connection with the voluntary review of our practices with respect to the payment of customs duties for warranty parts and with our year-end close and audit processes, a number of issues were discovered, which resulted in the restatement of: (i) our consolidated financial statements for the years ended September 30, 2004, 2005 and 2006 as contained in our Form 10-K for the year ended September 30, 2006; (ii) the unaudited quarterly financial data for the first two quarters in the fiscal year ended September 30, 2007; and (iii) the unaudited quarterly financial data for all quarters in the fiscal year ended September 30, 2006 (as more fully described in Note 2, Restatement of Financial Statements, in our fiscal 2007 Annual Report on Form 10-K). In addition, these issues resulted in adjustments to our fiscal 2007 financial statements. Further analysis of the nature of the adjustments and the associated internal controls led management to conclude that these adjustments were the result of material weaknesses in our internal control over financial reporting. Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2007:
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
     These material weaknesses result in more than a remote likelihood that a material misstatement to any of our significant financial statement accounts will not be prevented or detected in the annual or interim financial statements.
     Remediation of the Material Weakness That Existed as of December 31, 2007
     During the first quarter of fiscal 2008, we continue to undertake the following actions in an effort to remediate the first two material weaknesses described above:
•	Review and evaluation of our internal controls, including our internal reporting processes, to ensure that legal, regulatory and other matters that could have a significant financial statement effect are identified and evaluated and documented by management and escalated on a timely basis, where appropriate, to the Audit Committee.

•	Development, with the assistance of outside advisors, of new valuation and declaration processes to ensure compliance with all customs regulations of each of the countries into which we import parts, including replacing manual invoices with an automated customs commercial invoice process that requires review by legal and finance personnel.

•	Enhanced compliance and ethics training for employees, including implementation of an online compliance system in four languages, increasing awareness of the employee code of conduct through mandatory training for all employees, and reinforcing the ethics policy by requiring an annual ethics certification for all employees.

•	With respect to personnel who were determined to have known, or who should have known, that the Company’s customs practices were non-compliant, certain of such personnel have been terminated or have otherwise left the Company, and others, including a former executive officer, have had their responsibilities and reporting relationships modified.

     With respect to the third material weakness described above, we continue our search for qualified candidates for those positions identified as being advisable additions to the finance and accounting staff of the Company. In the interim, certain key positions are being performed by temporary employees and contractors until qualified candidates are found and commence employment with us. We are actively engaged in a search for a new chief financial officer with the goal of filling the position as soon as practicable. We are also working to fill other finance positions as soon as practicable.
     Although we have made progress during the first quarter on these actions to remediate the identified material weaknesses, we require additional time to complete the remediation work described above and to test the enhanced controls to ensure that these material weaknesses have been fully remediated and that the enhanced controls are operating effectively. We currently are unable to determine when these material weaknesses will be fully remediated and can provide no assurances on the timing of new hires as part of our remediation efforts.
     Based on the foregoing and our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weakness in our internal control over financial reporting.
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
     Changes in Control Over Financial Reporting in the First Quarter of Fiscal 2008
     During the period covered by this report, we have not implemented any significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Photon Dynamics and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bore interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award.
     As of December 31, 2007, we have paid approximately $6.3 million, net of VAT amounts refundable, to foreign customs authorities in connection with its settlements regarding underpayment of customs duties for warranty parts and we expect to pay approximately $1.3 million more to settle all known amounts with foreign customs authorities. We have not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, we have commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of our failure to comply with U.S. filing obligations may subject us to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.
     In January 2008, we responded to inquiries relating to our recent restatement from the SEC’s Enforcement Division and will continue to cooperate fully with the SEC to address any further questions they may have.
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
ITEM 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. However, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
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
Jeffrey A. Hawthorne
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Acting Duly authorized and principal financial officer)

Dated: February 8, 2008

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.51	Separation and Release Agreement, dated December 6, 2007, between Photon Dynamics, Inc. and Michael Schradle.

10.52	Research and Business Development Agreement, dated December 1, 2007, among Photon Dynamics, Inc., Lam Toshima Solar, LLC, Dr. Kam Law and Masato Toshima LLC.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.