Form 10-Q
period 2008-03-31
PHOTON DYNAMICS INC
filed 2008-05-12
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-27234
PHOTON DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

California	94-3007502
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5970 Optical Court
San Jose, California 95138-1400
(Address of principal executive offices including zip code)
(408) 226-9900
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2008, there were 17,754,060 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,344	$41,170
Short-term investments	19,321	42,640
Accounts receivable, net of allowance for doubtful accounts of $54 and $239 at March 31, 2008 and September 30, 2007, respectively	30,210	11,934
Inventories	18,081	13,292
Refundable customs obligations	676	560
Other current assets	4,870	3,661

Total current assets	117,502	113,257
Long-term investments	1,525	1,176
Land, property and equipment, net	8,637	10,583
Other assets	5,952	5,365
Intangible assets, net	9,240	11,023
Goodwill	6,857	6,857

Total assets	$149,713	$148,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,637	$4,217
Warranty	3,583	3,217
Employee note payable	2,733	—
Customs obligations	690	4,114
Other current liabilities	10,084	9,874
Deferred gross margin	773	3,236

Total current liabilities	32,500	24,658

Non-current liabilities:
Long-term employee note payable	2,667	5,381
Other non-current liabilities	—	38

Total non-current liabilities	2,667	5,419

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	301,222	300,290
Accumulated deficit	(186,238)	(181,503)
Accumulated other comprehensive loss	(438)	(603)

Total shareholders’ equity	114,546	118,184

Total liabilities and shareholders’ equity	$149,713	$148,261

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands, except per share data)
Product revenue	$40,832	$10,473	$53,497	$28,106
Customer support and spare parts revenue	4,261	3,455	7,772	7,257

Total revenue	45,093	13,928	61,269	35,363

Product cost of revenue	25,378	11,945	35,281	26,245
Customer support and spare parts cost of revenue	1,732	1,659	3,554	3,309

Total cost of revenue	27,110	13,604	38,835	29,554

Gross margin	17,983	324	22,434	5,809

Operating expenses:
Research and development	6,156	7,194	11,372	15,130
Selling, general and administrative	7,535	6,484	14,856	11,366
Restructuring charge	—	1,017	—	1,463
Impairment of property and equipment	—	2,834	—	2,834
Loss (gain) on sale of property and equipment	1	—	(49)	—
Amortization of intangible assets	892	372	1,783	745

Total operating expenses	14,584	17,901	27,962	31,538

Income (loss) from operations	3,399	(17,577)	(5,528)	(25,729)
Interest income and other, net	618	1,996	1,463	3,010

Income (loss) before income taxes	4,017	(15,581)	(4,065)	(22,719)
Provision for income taxes	163	105	304	206

Net income (loss)	$3,854	$(15,686)	$(4,369)	$(22,925)

Net income (loss) per share:
Basic	$0.22	$(0.95)	$(0.25)	$(1.38)

Diluted	$0.21	$(0.95)	$(0.25)	$(1.38)

Weighted average number of shares:
Basic	17,749	16,591	17,745	16,590
Diluted	18,561	16,591	17,745	16,590
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,369)	$(22,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,587	2,541
Amortization of intangible assets	1,783	745
Stock-based compensation	853	1,006
Restructuring charge	—	273
Impairment of property and equipment	—	2,834
Foreign currency translation adjustment gain recognized upon liquidation of a subsidiary	—	(928)
Gain on sale of property and equipment	(49)	—
Accretion of non-interest bearing notes payable	—	15
Changes in operating assets and liabilities:
Accounts receivable	(18,276)	15,086
Inventories	(3,423)	(7,663)
Other current assets	(1,325)	(111)
Other assets	(788)	(251)
Accounts payable	10,420	(685)
Other current liabilities	(3,141)	1,762
Deferred gross margin	(2,463)	(4,469)
Other liabilities	(38)	(12)

Net cash used in operating activities	(19,229)	(12,782)

Cash flows from investing activities:
Purchase of property and equipment	(970)	(923)
Proceeds from sale of property and equipment	250	—
Purchase of short-term investments	(13,621)	(63,815)
Maturities and sales of short-term investments	36,568	54,228

Net cash provided by (used in) investing activities	22,227	(10,510)

Cash flows from financing activities:
Issuance of common stock	10	724
Capital lease payments	(54)	(41)

Net cash provided by (used in) financing activities	(44)	683

Effect of exchange rate changes on cash and cash equivalents	220	(73)

Net increase (decrease) in cash and cash equivalents	3,174	(22,682)
Cash and cash equivalents at beginning of period	41,170	47,935

Cash and cash equivalents at end of period	$44,344	$25,253

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
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Operating results for the three and six months ended March 31, 2008, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2008.
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
     Description of Operations and Principles of Consolidation. Photon Dynamics, Inc. is a global supplier utilizing advanced digital imaging technology for both Liquid Crystal Display yield enhancement systems for the flat panel display industry and high-performance digital imaging systems for defense, surveillance, industrial inspection and medical imaging applications. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries that are not considered variable interest entities (“VIEs”) and all VIEs for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
     The Company currently operates in two segments: Flat Panel Display and High-Performance Digital Imaging. From fiscal 2003 to 2007 the Company operated in one segment: Flat Panel Display. The Company commenced operations in the High-Performance Digital Imaging segment with its July 2007 acquisition of Salvador Imaging, Inc. (“Salvador Imaging”). Revenues from the Flat Panel Display segment accounted for more than 98% and 96% of the Company’s consolidated revenues during the three and six months ended March 31, 2008, respectively, with no corresponding revenue in the corresponding three and six months of fiscal 2007.
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
     Revenue Recognition. Photon Dynamics derives revenue primarily from the sale and installation of equipment, non-warranty services, the sale of spare parts and revenue from non-recurring engineering contracts.
     The Company recognizes revenue on the sale and installation of equipment when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Persuasive evidence of an arrangement exists when a sales quotation outlining the terms and conditions of the arrangement has been issued to the customer and a purchase order has been received from the customer accepting the terms of the sales quotation and stating, at a minimum, the number of systems ordered, terms and conditions of the sale and the value of the overall arrangement.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company accounts for certain of its product sales as arrangements with multiple deliverables. For arrangements with multiple deliverables, the Company recognizes revenue for the delivered items if the delivered items have value to the customer on a standalone basis, the amount of revenue for delivered elements is not subject to refund, the delivery or performance of the undelivered items is considered probable and substantially in the control of the Company, the Company has received customer acceptance certificates for the delivered items, and the fair value of undelivered items, such as installation and system upgrade rights, can be reliably determined. The Company allocates revenue to the delivered items based on the lesser of the amount due and billable upon shipment and the difference between the total amount due at time of shipment and the allocated fair value of the undelivered elements, with the remaining amount recognized after installation and acceptance when the final amount becomes due. Revenue is deferred when more than 20% of the total value of the contract is not billable to the customer until the occurrence of a future event. Installation and other services may not be essential to the functionality of the products and may be accounted for as arrangements with multiple deliverables as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by other vendors.
     For new products that have not been demonstrated to meet product specifications, 100% of revenue is deferred until first customer acceptance.
     The Company recognizes revenue on the sale of spare parts when the product has been shipped, risk of loss has passed to the customer and collection of the resulting receivable is probable.
     The Company recognizes customer support revenue for non-warranty services either ratably over the term of the maintenance contract, if a contract has been entered into, or as labor and expenses are incurred, if there is no contract.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SFAS No. 159 will be effective for the Company in fiscal years beginning October 1, 2008. The Company is evaluating the impact of this statement on its results of operations, financial position and cash flows.
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
NOTE 2 — FINANCIAL STATEMENT COMPONENTS

	March 31,	September 30,
	2008	2007
	(in thousands)
Inventories:
Raw materials	$14,676	$7,465
Work-in-process	2,790	4,491
Finished goods	615	1,336

Total	$18,081	$13,292

Other current liabilities:
Compensation	$4,067	$4,897
Professional fees	1,924	2,441
Customer deposits	765	—
Other accrued expenses	3,328	2,536

Total	$10,084	$9,874

Deferred gross margin:
Deferred system revenue	$7,527	$10,269
Deferred cost of revenue	(6,754)	(7,033)

Total	$773	$3,236

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(355)	$(543)
Unrealized losses on available–for-sale securities	(83)	(60)

Total	$(438)	$(603)

NOTE 3 — GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
     The carrying value of goodwill was approximately $6.9 million at both March 31, 2008 and September 30, 2007. There were no additions or adjustments to goodwill during the six months ended March 31, 2008. There have been no significant events or circumstances negatively affecting the valuation of goodwill subsequent to the Company’s annual impairment test performed during the fourth quarter of fiscal 2007.
     At March 31, 2008, approximately $153,000 of goodwill relates to the Company’s purchase of assets from Summit Imaging in May 2003, while approximately $6.7 million relates to the Company’s purchase of Salvador Imaging in July 2007.
Intangible Assets
     The components of intangible assets as of March 31, 2008 were as follows:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Gross carrying amount at March 31, 2008	$7,346	$3,988	$2,348	$910	$640	$110	$15,342
Accumulated amortization	(2,011)	(2,539)	(1,259)	(152)	(107)	(34)	(6,102)

Net carrying amount at March 31, 2008	$5,335	$1,449	$1,089	$758	$533	$76	$9,240

     The components of intangible assets as of September 30, 2007 were as follows:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Gross carrying amount at September 30, 2007	$7,346	$3,988	$2,348	$910	$640	$110	$15,342
Accumulated amortization	(1,094)	(2,111)	(1,041)	(38)	(27)	(8)	(4,319)

Net carrying amount at September 30, 2007	$6,252	$1,877	$1,307	$872	$613	$102	$11,023

     The following table summarizes the activity during the six months ended March 31, 2008:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Balance as of September 30, 2007	$6,252	$1,877	$1,307	$872	$613	$102	$11,023
Amortization during the period	(917)	(428)	(218)	(114)	(80)	(26)	(1,783)

Balance as of March 31, 2008	$5,335	$1,449	$1,089	$758	$533	$76	$9,240

     Based on intangible assets recorded at March 31, 2008, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining amortization expense relating to intangible assets at March 31, 2008, is expected to be approximately $1.6 million in the remainder of fiscal 2008 and $2.9 million, $2.8 million and $1.9 million in fiscal years 2009 through 2011, respectively.
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
     As a result of the implementation of the Company’s offshore manufacturing program, management performed an impairment assessment of its manufacturing facilities and equipment. Based on that assessment management determined that the Company’s 128,520 square foot U.S. facility leased by the Company was not impaired and the 22,000 square foot U.S. manufacturing facility owned by the Company was impaired. In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company recorded an impairment charge of approximately $2.0 million based on the difference between the carrying amount of the assets over the assets’ appraised fair value. In addition, the Company incurred an impairment charge of approximately $834,000 as a result of the write-off of certain capital equipment that was determined to have no additional future use.
February 2007 Restructure
     On February 21, 2007, the Company announced the implementation of a company-wide cost reduction plan approved by the board of directors and designed to accelerate the Company’s objective of achieving consistent profitability. Management’s goal was to size

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the Company’s business in response to the then-current flat panel display market. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
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
     The Company recorded a restructuring charge of approximately $1.0 million in the three months ended March 31, 2007, which was comprised of employee severance and related benefits. These charges are reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations. All amounts were paid in the nine months ended June 30, 2007.
November 2006 Restructure
     On November 16, 2006, the Company announced its intention to discontinue its PanelMasterTM product line. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The Company recorded a restructuring charge of approximately $446,000 in the three months ended December 31, 2006, which was comprised of approximately $173,000 for employee severance and related benefits for ten employees and approximately $273,000 related to impairing certain manufacturing assets associated with the product line. These charges are reflected in “Restructuring charge” in the Company’s Condensed Consolidated Statements of Operations. All amounts were paid in the six months ended March 31, 2007.
NOTE 5 — COMPREHENSIVE INCOME (LOSS)
     The components of total comprehensive income (loss) were as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	2007		2008	2007
	(in thousands)
Net income (loss)	$3,854	$(15,686)		$(4,369)	$(22,925)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(13)	30		(23)	(3)
Change in foreign currency translation	175	(958	)(1)	188	(968	)(1)

Other comprehensive income (loss)	162	(928)		165	(971)

Total comprehensive income (loss)	$4,016	$(16,614)		$(4,204)	$(23,896)

(1)	In the quarter ended March 31, 2007, the Company substantially liquidated its net investment in its Canadian subsidiary, Photon Dynamics Canada, Inc., for financial statement purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” the Company recorded a gain on its net investment in this subsidiary of approximately $928,000, composed of translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.
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
     The effect of recording stock-based compensation for the three and six months ended March 31, 2008 and 2007 was as follows:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(in thousands, except per share data)
Stock-based compensation expense included in continuing operations: :
Cost of revenue	$39	$25	$102	$106
Research and development	117	109	169	198
Selling, general and administrative	353	459	582	702

Total stock-based compensation expense after income taxes (1)	$509	$593	$853	$1,006

Stock-based compensation expense by type of award: :
Employee stock options	$91	$551	$153	$855
Employee stock purchase plan	—	104	—	208
Restricted stock awards	488	20	770	25
Amounts capitalized as inventory and deferred gross margin	(70)	(82)	(70)	(82)

Total stock-based compensation expense after income taxes (1)	$509	$593	$853	$1,006

(1) The income tax benefit on stock-based compensation for all periods presented was not material.
Equity Incentive and Other Programs
     The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At March 31, 2008, the equity incentive program consisted of:
The 2005 Equity Incentive Plan. Under this plan, officers, key employees, consultants and all other employees may be granted restricted stock units, options to purchase shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 2,250,000 shares of common stock. Under this plan, stock options granted generally have a vesting period of 48 to 60 months, are generally exercisable for a period of seven to ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Certain option awards provide for accelerated vesting if there is a change of control. Restricted stock units may be granted under the 2005 Equity Incentive Plan with varying criteria such as time-based or performance-based vesting. Under the 2005 Equity Incentive Plan, restricted stock units granted generally vest annually over a four-year period from the date of grant. Restricted stock units issued in the Company’s one-time stock option exchange program vest over a two- to three-year period from the date of exchange.
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
     Prior to vesting, restricted stock units under both plans do not have dividend equivalent rights, do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding. Shares are issued on the date the restricted stock units vest. The majority of shares issued are net of statutory withholding requirements that are paid by Photon Dynamics on behalf of its employees. As a result, the actual number of shares issued will be less than the number of restricted stock units granted. Shares withheld by the Company for statutory withholding requirements are not issued, but instead, become available for future grants. Furthermore, the liability for most of the withholding amounts to be paid by Photon Dynamics will be recorded as a reduction in Common Stock when the restricted stock units vest.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In addition to its equity incentive programs, the Company’s employee stock purchase plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings through accumulated payroll deductions toward the semi-annual purchase of the Company’s common stock. Participants purchase shares on the last day of each offering period. The price at which shares are purchased is equal to 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or on the purchase date. Offering periods are typically six months in length.
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
     The fair value of each option grant in the three and six month periods ended March 31, 2008 and 2007 used the following weighted-average valuation assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Stock option plan:
Expected volatility	50%	40%	50%	44%
Risk free rate	2.47%	4.87%	2.47%	4.67%
Expected term (in years)	4.0	2.9	4.0	3.35
Expected dividends	None	None	None	None
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company did not have an ESPP Offering Period during the six months ended March 31, 2008. The Company determined the fair value of the stock purchased under its ESPP in the three and six months ended March 31, 2007 using the following weighted-average valuation assumptions:

	Three Months Ended	Six Months Ended
	March 31, 2007	March 31, 2007
Stock purchase plan:
Expected volatility	44%	44%
Risk free rate	4.66%	4.66%
Expected term (years)	0.6	0.6
Expected dividends	None	None
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
     Equity Incentive Plan
     The following table summarizes the combined activity under the equity incentive plans for the indicated period:

	Awards		Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2007	1,739,630	1,245,582	$19.29
Plan shares expired (1)	(95,139)	—	—
Restricted stock units granted (2)	(596,300)	—	—
Restricted stock units canceled or withheld for taxes (2)	66,481	—	—
Options granted	(137,250)	137,250	9.43
Options canceled	174,303	(174,303)	19.36
Options exercised	—	(3,080)	3.08

Balances at March 31, 2008	1,151,725	1,205,449	$18.20	5.8	$249

Vested and expected to vest at March 31, 2008		1,029,595	$19.26	5.7	$205

Exercisable at March 31, 2008		783,557	$21.65	5.4	$98

(1)	The Company’s 1995 Amended and Restated Stock Option Plan expired in November 2005. Option shares that were available for grant at the time of cancellation and all outstanding option shares that subsequently are cancelled or expire are no longer available for grant.

(2)	Any restricted stock units granted under the 2005 Equity Incentive Plan or 2006 Non-Employee Directors’ Stock Incentive Plan shall be counted against the total number of shares issuable under the Plans. Additional detail of issued restricted stock units are shown below.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.60 as of March 31, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The weighted average grant date fair value of options granted during the six months ended March 31, 2008 and 2007 was $3.88 and $3.95 per share, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2008 and 2007 was approximately $17,000 and $23,000, respectively. The total cash received from employees as a result of stock option exercises during the six months ended March 31, 2008 and 2007 was approximately $10,000 and $18,000 respectively. In connection with these exercises, the tax benefits realized by the Company were minimal.
     The Company settles employee stock option exercises with newly issued common shares.
     As of March 31, 2008, the unrecognized stock-based compensation balance related to stock options was approximately $982,000 and will be recognized over an estimated remaining weighted-average amortization period of 1.7 years.
     Restricted Stock Units
     The following table summarizes the restricted stock unit activity for the indicated period:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock units at September 30, 2007	284,196	$10.44
Restricted stock units granted	596,300	$9.82
Restricted stock units released	(14,374)	$10.94
Unvested restricted stock units cancelled	(62,424)	$10.29

Unvested restricted stock units at March 31, 2008	803,698	$9.98

     As of March 31, 2008, the unrecognized stock-based compensation related to restricted stock units was approximately $3.9 million and will be recognized over an estimated remaining weighted-average amortization period of 2.1 years.
     Employee Stock Purchase Plan
     The Company did not have a stock plan Offering Period during the six months ended March 31, 2008 and so did not incur any compensation cost in connection with its employee stock purchase plan in the six months ended March 31, 2008.
     The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At March 31, 2008, a total of 829,915 shares were reserved and available for issuance under this Plan.
NOTE 7 — EARNINGS (LOSS) PER SHARE
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
     The following table sets forth the computation of basic and diluted net income (loss) per share:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008		2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net income (loss)	$3,854		$(15,686)	$(4,369)	$(22,925)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock, for basic net income (loss) per share	17,749		16,591	17,745	16,590
Effect of dilutive securities:
Employee stock options and restricted stock	812		— (1)	— (1)	— (1)

Weighted average shares for diluted net income (loss) per share	18,561		16,591	17,745	16,590

Earnings (loss) per share:
Basic	$0.22		$(0.95)	$(0.25)	$(1.38)

Diluted	$0.21		$(0.95)	$(0.25)	$(1.38)

Potentially anti-dilutive securities	1,147	(2)	2,049 (2)	1,159 (2)	2,016 (2)

(1)	The effect of potentially dilutive securities to purchase approximately 814,000 shares of common stock in the six months ended March 31, 2008, and 81,000 shares of common stock for both the three and six months ended March 31, 2007 were not included in the computation of diluted net loss per share as the effect is anti-dilutive.

(2)	These securities are excluded from the computation of diluted earnings per share because the exercise price, including unamortized stock-based compensation net of tax benefits, was greater than the average market price of common shares for the periods presented. As a result, their effect would have been anti-dilutive.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s obligation in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $50.2 million as of March 31, 2008 and $28.0 million as of September 30, 2007.
     During the six months ended March 31, 2007, the Company incurred charges of approximately $635,000 to establish a reserve for costs associated with the cancellation of certain purchase orders. In the three months ended March 31, 2008, the company settled all claims for approximately $407,000 and recorded the reduction in the reserve of approximately $288,000 to “Research and development” in the Consolidated Statement of Operations.
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
     Changes in the Company’s product liability during the six months ended March 31, 2008 and 2007 were as follows:

	Six Months Ended
	March 31,
	2008	2007
	(in thousands)
Beginning balance	$3,217	$8,058
Estimated warranty cost of new shipments during the period	2,687	2,126
Warranty costs during the period	(2,579)	(3,243)
Changes in liability for pre-existing warranties, including expirations	258	477

Ending balance	$3,583	$7,418

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Legal Proceedings
     The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of the Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May 2000, plus unspecified emotional distress and punitive damages. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded the Company approximately $445,000 in fees and costs. The award bore interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award. On April 9, 2008, the Supreme Court of California denied the plaintiff’s petition for review and on May 2, the plaintiff agreed to pay the Company approximately $718,000 in fees, costs and interest associated with the lawsuit.
     As of March 31, 2008, the Company has paid approximately $6.6 million, net of VAT amounts refundable, to foreign customs authorities in connection with its settlements regarding underpayment of customs duties for warranty parts and has accrued an additional $690,000 more to settle all known amounts with foreign customs authorities. The Company has not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, the Company is continuing its voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of the Company’s failure to comply with U.S. filing obligations may subject the Company to penalties and result in additional expenses, which could be material and the extent of which the Company is currently unable to predict.
     In January 2008, the Company responded to inquiries relating to its recent restatement from the SEC’s Enforcement Division and has cooperated and will continue to cooperate fully with the SEC to address any further questions they may have.
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Prior to fiscal 2007, the Company operated in one operating segment, the Flat Panel Display segment. A second operating segment, the High-Performance Digital Imaging segment, was created in July 2007 when the Company purchased Salvador Imaging, Inc. Each reportable segment is separately managed and the financial results of each segment are reviewed by the CEO. Each reportable segment contains closely related products that are unique to the particular segment:
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
     With the exception of goodwill and intangibles, the Company does not identify assets by operating segment, nor does the CEO evaluate operating segments using discrete asset information. In the three and six months ended March 31, 2008 there was approximately $6,000 and $32,000 of inter-segment revenue, respectively, that has been adjusted for in the operating results reported below.
     Segment information is summarized as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)
Revenue:
Flat panel display segment	$44,242	$13,928	$59,068	$35,363
High-performance digital imaging segment	851	—	2,201	—

Consolidated revenue	$45,093	$13,928	$61,269	$35,363

Operating income (loss):
Flat panel display segment	$5,816	$(13,133)	$(1,813)	$(20,426)
High-performance digital imaging segment.	(1,907)	—	(2,911)	—

Total segment operating income (loss)	$3,909	$(13,133)	$(4,724)	$(20,426)

     All of the Company’s Customer support and spare parts revenue was generated by the flat panel display segment.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Reconciliation of segment operating loss to Photon Dynamics consolidated loss from operations is as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)
Operating loss:
Total segment operating income (loss)	$3,909	$(13,133)	$(4,724)	$(20,426)
Unallocated costs	(509)	(593)	(853)	(1,006)
Restructuring costs	—	(1,017)	—	(1,463)
Impairment of property and equipment	—	(2,834)	—	(2,834)
Gain (loss) on sale of property and equipment	(1)	—	49	—

Consolidated income (loss) from operations	$3,399	$(17,577)	$(5,528)	$(25,729)

     The following is a summary of the Company’s consolidated revenue by country based on the location to which the product was shipped:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)
Revenue:
South Korea	$20,896	$4,054	$24,874	$10,073
Taiwan	19,119	7,468	23,751	13,630
Japan	3,823	1,505	9,695	10,540
United States	845	—	2,195	—
China	410	901	754	1,120

Total	$45,093	$13,928	$61,269	$35,363

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,
	2008	2007	2008	2007
Customer A	36%	13%	29%	16%
Customer B	35%	27%	27%	19%
Customer C	*	*	12%	28%
Customer D	*	*	11%	*
Customer E	*	*	*	20%
Customer F	*	24%	*	*

*	Customer accounted for less than 10% of total revenue for the period.
     All customers in the above table were customers in the Flat Panel Display segment.
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	March 31,	September 30,
	2008	2007
Customer A	39%	*
Customer B	20%	26%
Customer C	14%	*
Customer D	*	19%
Customer E	*	28%

*	Customer accounted for less than 10% of total accounts receivable.
     All customers in the above table were customers in the Flat Panel Display segment.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles and are attributed to the geographic location in which they are located, as follows:

	March 31,	September 30,
	2008	2007
	(In thousands)
United States	$24,121	$27,518
South Korea	448	756
Other	165	189

Total	$24,734	$28,463

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
     In the three months ended March 31, 2008, the Company entered into forward sales contracts in order to manage foreign currency risk associated with certain intercompany balances denominated in Japanese yen. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception and have terms designed to match the timing of payment from the yen-denominated accounts receivable. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the balance of the intercompany accounts, these financial instruments mitigate the risk that might otherwise result from certain changes in currency exchange rates. The Company did not designate these forward sales contracts as hedging instruments for accounting purposes under SFAS No. 133, and, as such, the Company records the changes in the fair value of these derivatives in “Interest income and other, net” in the Consolidated Statement of Operations. Total net losses from changes in fair values of all forward exchange contracts for the three and six months ended March 31, 2008 were approximately $177,000 and $370,000, respectively, and are include in “Interest income and other, net” in the Consolidated Statement of Operations. At March 31, 2008, the Company had one foreign exchange forward contract outstanding to sell approximately $1.1 million in Japanese Yen. The fair value of this open contract at March 31, 2008 was approximately $14,000 and was included in “Other current liabilities” in the Consolidated Balance Sheet. The contract will settle in the third quarter of fiscal 2008.
NOTE 11 — NOTES PAYABLE
     In connection with the purchase of Salvador Imaging the Company issued a promissory note to a trust. The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition and holds approximately 6% of the outstanding stock in the

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company. The note bears interest at 5% per annum, which is payable quarterly. At March 31, 2008 approximately $5.4 million was outstanding, which included approximately $66,000 in interest. Approximately $2.7 million in principle related to this note is due in October 2008 and approximately $2.6 million in principle is due in January 2010.
NOTE 12 — INCOME TAXES
     Tax Provision. For the three and six months ended March 31, 2008, the Company recorded a provision for income taxes of approximately $163,000 and $304,000, respectively. The Company had a provision for income taxes despite a net loss position in the six months ended March 31, 2008 primarily due to foreign income taxes. The effective tax rates for both periods is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards.
     For the three and six months ended March 31, 2007, the Company recorded a provision for income taxes of approximately $105,000 and $206,000, respectively. The Company had a provision for income taxes despite a net loss position in both periods due primarily to foreign income taxes. The effective tax rates for both periods is lower than the statutory rate due to tax benefits arising from net operating loss carryforwards.
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
     As a result of the implementation of FIN 48, the Company identified that it had unrecognized tax benefits of approximately $3.3 million as of October 1, 2007; however, approximately $2.9 million of these unrecognized tax benefits was fully offset by a valuation allowance. As a result, the Company increased the long-term liability for income taxes payable by approximately $366,000 and accounted for the increase as a cumulative effect of change in accounting principle that resulted in a corresponding decrease in accumulated deficit.
     In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties were immaterial at the date of adoption and were included in the unrecognized tax benefits.  There was no change to the Company’s unrecognized tax benefits for the three and six months ended March 31, 2008 and 2007.
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
BUSINESS AND COMPANY OVERVIEW
Our Company
     Photon Dynamics is a global supplier utilizing advanced digital imaging technology for Liquid Crystal Display yield enhancement systems and high-performance digital imaging systems for defense, surveillance, industrial inspection and medical imaging applications. From fiscal 2003 to 2007 we operated in one operating segment: Flat Panel Display. We commenced operations in the High-Performance Digital Imaging segment in July 2007 with our acquisition of Salvador Imaging, Inc., an international supplier of high-performance digital cameras for markets other than the flat panel display industry. Our Flat Panel Display segment is still our largest business segment, accounting for more than 98% and 96% of our consolidated revenues during the three and six months ended March 31, 2008, respectively, and 99% of our consolidated revenues during the twelve months ended September 30, 2007.
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
     Our flat panel display products are manufactured in both San Jose, California and Daejon, Korea. In addition, we have signed outsourcing agreements with third parties to begin limited manufacturing in both Taiwan and China. Our manufacturing activities consist primarily of final assembly and test of components and subassemblies, which are purchased from third party vendors. We schedule production based upon customer purchase orders and anticipated orders during the planning cycle. We generally expect to be able to accept a customer order, build the required machinery and ship to the customer within 20 to 36 weeks.
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
   Flat Panel Display Industry Trends
     In calendar year 2007, the majority of flat panel display manufacturers scaled back their investment plans and factory utilization rates until they could evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. However, demand for notebook, monitor and television LCD products was strong during 2007 compared to 2006. Relatively strong demand and the delay in adding new manufacturing capacity during the second half of 2006 and 2007 resulted in supply approaching equilibrium with demand. Industry sources show that panel prices have begun to stabilize due to tightening supply, which improved the profitability of LCD manufacturers in the second half of the 2007 calendar year. Flat panel display manufacturers’ efforts to balance supply with demand were realized, improving the health of the flat panel display industry. With supply and demand equilibrium, flat panel display prices stabilized and in some cases increased. Across the industry, flat panel display manufacturers returned to profitability in mid-2007.
     The combination of delayed manufacturing capacity investments over most of calendar year 2007 and strong demand for IT and television displays has created a capacity shortfall, particularly for larger-sized panels. Flat panel display manufacturers are now investing to add capacity into existing Generation 5, Generation 6 and Generation 7 lines as well as accelerating Generation 8 plans in order meet forecasted demand. Growth in notebook display demand and robust flat-screen television adoption fuel an optimistic outlook for stable supply and demand in calendar years 2008 and 2009.
     As a result of the upswing in investment activity by flat panel display manufacturers, we experienced both higher levels of bookings and higher revenue in the six months ended March 31, 2008 as compared to the same period in the prior fiscal year. However, while we expect that flat panel display manufacturers will continue to make new factory investments and upgrades to existing factories during the second half of calendar year 2008, we can provide no assurances that this industry recovery will continue at the pace we expect or at all. In addition, we do not anticipate future investments made by flat panel display manufacturers to approach the levels of investment during calendar years 2004 through 2006 and as such, do not expect our flat panel display revenues to approach levels achieved in prior fiscal years.
High-Performance Digital Imaging Segment
   High-Performance Digital Imaging Market
     High-performance digital cameras are used in the defense, industrial and scientific/medical industries for a variety of applications. In the defense industry, high-performance digital camera applications include targeting, unmanned vehicle guidance, discrimination of decoy versus real targets and daytime and nighttime surveillance. Industrial customers use high-performance digital cameras for inspection, metrology and machine guidance. Scientific and medical industry applications include X-ray, fluoroscopy and applications in the field of veterinary medicine.
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
   High-Performance Digital Imaging Industry Trends
     The defense industry is the chief market for products within our High-Performance Digital Imaging segment. A secondary focus this segment’s products is the medical/scientific industry, specifically as it applies to X-ray in the veterinary industry. If we are successful in developing and marketing our products in this segment, we may significantly increase our revenue derived directly or indirectly from U.S. government contracts awarded to our customers or us under various U.S. government programs. The funding of such programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions that are beyond our control. The unique risks associated with depending on the U.S. government as a significant source of segment revenue are described further in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007.
     Although we acquired Salvador Imaging’s existing product base, we are developing new product evaluation units and are actively engaged in marketing and sales activities. We anticipate that the sales cycle for these markets will be lengthy and it is uncertain if and when we will generate significant and sustainable revenue from this new venture.
Backlog
     Our backlog consists of work-in-process and unshipped system orders, unearned revenue and systems in deferred gross margin. As of March 31, 2008, our total backlog was approximately $143.4 million, a majority of which we expect to ship, or to recognize as revenue, within the next six to twelve months. This compares to a total backlog of $60.5 million as of September 30, 2007. All orders are subject to delay or cancellation and any assessable penalties or other provisions may not be collectible or enforceable against our customers due to the limited number of customers. We may also be unable to obtain reimbursement for any costs incurred on a cancelled or postponed order. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
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
     Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions that are believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007.
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
     We may, at various times, have a significant deferred gross margin balance relative to our consolidated revenue. Recognition of this deferred gross margin over time can have a material impact on our consolidated revenue and consolidated gross margins in any period and result in significant fluctuations.
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
Fair value of financial instruments
     We determine the fair value of our financial instruments based on quoted market prices, where available, or on estimates using present values or other valuation techniques, as appropriate.
     The cost and fair value of our available-for-sale investments are based on the specific identification method, using quoted market prices. In addition to the fair value, we periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We base our judgments of impairment on published ratings by established authorities.
     The fair value for derivative instruments are obtained from quoted market prices and/or discounted cash flow models as appropriate. These contracts require management to exchange currencies at rates agreed upon at the contract’s inception and have terms designed to match the timing of payment from the foreign currency-denominated instrument being hedged. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions.
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

     We review the adequacy of our inventory valuation on a quarterly basis. For production inventory, our methodology involves matching our on-hand inventory and non-cancellable purchase orders with our demand forecast over the next twelve months on a part-by-part basis. We then evaluate the parts found to be in excess of the twelve-month demand and take appropriate write-downs and write-offs to reflect the risk of obsolescence. This methodology is significantly affected by the demand forecast assumption. Using a shorter or longer time period of estimated demand could result in increased or reduced inventory adjustment requirements, respectively. Based on our past experience, we believe the twelve-month time period to best reflect the reasonable and relative obsolescence risks. If actual demand or usage were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory may be required.
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
     We were not engaged in any significant litigation matter as of March 31, 2008. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award in the appeal of the plaintiff in the Amtower v. Photon Dynamics, Inc. lawsuit and on April 9, 2008, the Supreme Court of California denied the plaintiff’s petition for review. This lawsuit is described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated are set forth in the table below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Product revenue	90.6%	75.2%	87.3%	79.5%
Customer support and spare parts revenue	9.4	24.8	12.7	20.5

Total revenue	100.0	100.0	100.0	100.0

Product cost of revenue	56.3	85.8	57.6	74.2
Customer support and spare parts cost of revenue	3.8	11.9	5.8	9.4

Total cost of revenue	60.1	97.7	63.4	83.6

Gross Margin	39.9	2.3	36.6	16.4

Operating expenses:
Research and development	13.7	51.7	18.6	42.8
Selling, general and administrative	16.7	46.6	24.2	32.1
Restructuring charge	—	7.3	—	4.1
Impairment of property and equipment	—	20.3	—	8.0
Loss (gain) on sale of property and equipment	—	—	(0.1)	—
Amortization of intangible assets	2.0	2.7	2.9	2.1

Total operating expenses	32.4	128.5	45.7	89.2

Income (loss) from operations	7.5	(126.2)	(9.0)	(72.8)
Interest income and other, net	1.4	14.3	2.4	8.5

Income (loss) from continuing operations before income taxes	8.9	(111.9)	(6.6)	(64.2)
Provision for income taxes	0.4	0.8	0.5	0.6

Net income (loss)	8.5%	(112.6)%	(7.1)%	(64.8)%

     Our total revenue increased 224% for the three months ended March 31, 2008 over the same period of the prior fiscal year and increased 179% sequentially from the three months ended December 31, 2007. Revenues from our Flat Panel Display segment constituted approximately 98% and 96% of our total revenues in the three and six months ended March 31, 2008 and 100% of the revenue in the three and six months ended March 31, 2007.
     This overall increase in revenues in the current fiscal year is primarily due to flat panel display manufacturers increasing their investments in new capacity in fiscal 2008, while in our fiscal 2007, the majority of flat panel display manufacturers had scaled back their investment plans and factory utilization rates until they could evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability.
     Consolidated revenue by country based on the location to which the product was shipped was as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Korea	$20.9	415%	$4.0	$24.9	147%	$10.1
Taiwan	19.1	156%	7.4	23.8	74%	13.6
Japan	3.8	154%	1.5	9.7	(8)%	10.6
United States	0.9	100%	—	2.2	100%	—
China	0.4	(54)%	1.0	0.8	(33)%	1.1

Total Revenue	$45.1	224%	$13.9	$61.3	73%	$35.4

     For each country, the changes in revenue from the three and six months ended March 31, 2008 as compared to the same periods in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depend on the current and anticipated market demand for products utilizing flat panel displays.
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
     Selected operating data for the Flat Panel Display segment for the three and six months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Revenues:
Product	$40.0	282%	$10.5	$51.3	83%	$28.1
Customer support and spare parts	$4.3	23%	$3.5	$7.8	7%	$7.3
Gross margin:
Product	$15.5	1,217%	$(1.4)	$17.8	704%	$2.2
Customer support and spare parts	$2.5	41%	$1.8	$4.2	14%	$3.7

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Operating expenses:
Research and development	$5.7	(19)%	$7.1	$10.8	(28)%	$14.9
Selling, general and administrative	$6.2	4%	$6.0	$12.7	19%	$10.7
Amortization of intangible assets	$0.2	(54)%	$0.4	$0.4	(53)%	$0.7
Operating income (loss)	$5.8	145%	$(13.1)	$(1.9)	91%	$(20.4)
   Revenue
     Total revenue increased 218% and 67% for the three and six months ended March 31, 2008, respectively, over the same periods of the prior fiscal year. As discussed above, flat panel display manufacturers have increased investments to add capacity, both in new factories and in upgrades to existing factories.
     ArrayCheckerTM and ArraySaverTM Product Revenue. Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our test and repair equipment, as a percentage of total Flat Panel Display segment revenue, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue by generation:
Generation 6 and earlier	40%	28%	36%	16%
Generation 7 and 8	50%	31%	50%	55%

Revenue by product:
ArrayCheckerTM	85%	31%	82%	51%
ArraySaverTM	5%	28%	5%	20%
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
     Revenue from our ArrayCheckerTM and ArraySaverTM test and repair products includes revenue recognized at the time of shipment and revenue recognized upon final customer acceptance. Our sales terms are typically 60% to 90% of the sales price due upon shipment with the remaining portion due after installation and upon final customer acceptance. Revenue for the three and six months ended March 31, 2008 included a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared to the same periods in fiscal 2007.
     PanelMasterTM Product Revenue. Our PanelMasterTM inspection equipment operated primarily in the Cell phase of AMLCD production, inspecting glass panels that had been cut down to the size of the needed application. As such, our PanelMasterTM product was not dependent on the initial glass substrate size and would function on either Generation 6 or Generation 7 fabrication lines. Consequently, we did not classify this product by generations. In November 2006, we announced that we were discontinuing our PanelMasterTM inspection products.
     We had no product revenue from our PanelMasterTM products in fiscal 2008. Revenue from our PanelMasterTM products represented approximately 6% and 2% of total Flat Panel Display segment revenue for the three and six month periods ended March 31, 2007, respectively. The revenue in the three months ended March 31, 2007 consists primarily of revenue related to final acceptance on systems shipped prior to fiscal 2007. We do not anticipate any future product revenue from the sale of PanelMasterTM systems.
     Customer Support and Spare Parts Revenue. Customer support and spare parts revenue generally represents ongoing sales of spare parts and service to our installed equipment base. Revenue from customer support and spare parts represented approximately 10% and 13% of the Flat Panel Display segment revenue for the three and six months ended March 31, 2008, respectively, as compared to approximately 35% and 27% of revenue for the three and six months ended March 31, 2007, respectively. Revenues in the three and six months ended March 31, 2008 were higher in absolute dollars than in the comparative prior year periods. Customer support and spare parts revenues generally increase as we increase the installed base of our products. Due to the more stable nature of our customer support and spare parts revenues, in periods where revenue from new ArrayCheckerTM and ArraySaverTM products declines, revenue from support and spare parts increases as a percentage of total revenues.
   Gross Margin
     Product gross margins, as a percentage of revenue, increased in the three and six months ended March 31, 2008 as compared to the same periods in the prior fiscal year. This increase was due primarily to the relatively high mix of higher-margin ArrayCheckerTM systems and savings from decreased headcount in the three and six months ended March 31, 2008. In addition, during the three months ended March 31, 2008, our margins benefited from the sale of approximately $1.9 million of inventory that had been previously fully reserved.
     Customer support and spare parts gross margins, increased in absolute dollars in the three and six months ended March 31, 2008 as compared to the same periods in the prior fiscal year, but as a percentage of revenue, decreased in the three and six months ended March 31, 2008 as compared to the same periods in the prior fiscal year. The increase in absolute dollars was due to the increase in the installed base of our tools at customer fabs. The decrease in gross margin as a percentage of revenue was due primarily to the product mix of spare parts sold and the mix of spare parts sold and service provided.
   Research and Development
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our overall research and development spending decreased in the three and six months ended March 31, 2008 as compared to the same periods in the prior fiscal year due primarily to lower spending on Generation 6 and 7 test and repair product development programs in the period and to savings from decreased headcount. These savings were partially offset by increased spending on certain Generation 10 and other development programs as we continue to improve our product lines.
   Selling, General and Administrative
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Selling, general and administrative spending increased in the three and six months ended March 31, 2008 as compared to the same periods in the prior fiscal year due primarily to additional legal, accounting and consulting fees associated with the restatement of our fiscal 2002 through 2006 financial statements, as contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
   Amortization of Intangible Assets
     Our amortization expenses decreased in the three and six months ended March 31, 2008 as compared to the same periods in the prior fiscal year due primarily to certain intangible assets having become fully amortized. The remaining intangible assets relate to our July 2004 acquisition of Quantum Composers and our August 2004 acquisition of Tucson Optical Research Corporation.
     Based on intangible assets recorded at March 31, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $183,000 in the remainder of fiscal 2008.

     Operating Income/Loss
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
High-Performance Digital Imaging Segment
     Our High-Performance Digital Imaging segment primarily generates revenue from the sales of standard and custom-application CCD, CMOS and EMCCD cameras that are used in the defense, industrial and scientific/medical industries for a variety of applications and non-recurring engineering services contracted by certain customers. As part of our acquisition of Salvador Imaging, we acquired Salvador Imaging’s existing product base of camera imaging systems. In addition, we intend to combine our digital imaging core competencies with Salvador Imaging’s technical strength to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for defense applications and unique inspection capabilities in industrial applications.
     Selected operating data for the High-Performance Digital Imaging segment for the three and six months ended March 31, 2008 is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
	(dollars in millions)
Revenue	$0.9	$2.2
Gross margin	$0.1	$0.5
Operating expenses:
Research and development	$0.3	$0.4
Selling, general and administrative	$0.9	$1.6
Amortization of intangible assets	$0.7	$1.4
Operating loss	$(1.9)	$(2.9)
     There was no revenue from this segment in the corresponding periods of the prior year.
   Revenue

     Our revenue for the High-Performance Digital Imaging segment for the three and six months ended March 31, 2008 includes approximately $376,000 of product sales and approximately $893,000 of revenue from non-recurring engineering contracts. Our revenue from non-recurring engineering contracts is included in “Product revenue” in our condensed consolidated statements of operations.
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
   Gross Margin
     Gross margins as a percentage of revenue were approximately 7% and 25% in the three and six months ended March 31, 2008. Our margins depend on the mix of product sales and non-recurring engineering contracts as margins on our non-recurring engineering contracts are typically lower than those on our product revenue.
   Research and Development
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our overall research and development expenses were approximately $308,000 and $421,000 in the three and six months ended March 31, 2008. Research and development includes costs to complete the projects classified as in-process research and development projects, as identified at the time we acquired Salvador Imaging and which involve the design of certain next generation digital cameras. At the time of acquisition, the identified projects were, on average, approximately 20% complete. As of March 31, 2008, all but one of the identified projects were complete and we expect to incur approximately $200,000 of additional costs to complete this project. We anticipate the completion of this project in our third quarter.
   Selling, General and Administrative
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Our overall selling, general and administrative costs of approximately $938,000 and $1.6 million in the three and six months ended March 31, 2008, respectively, reflect our efforts to expand our market share and customer base. We expect that our High-Performance Digital Imaging segment will be characterized by lengthy sales cycles as customers expend significant efforts evaluating our products and processes prior to placing an order. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, and increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products.
   Amortization of Intangible Assets
     Our amortization expenses in the three and six months ended March 31, 2008 were approximately $722,000 and $1.4 million and relate to our July 2007 acquisition of Salvador Imaging.
     Based on intangible assets recorded at March 31, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $1.4 million in the remainder of fiscal 2008.
   Operating Loss
     Key factors that may impact our future operating income or loss in the High-Performance Digital Imaging segment include:

•	The costs of increasing marketing and customer service staff to increase market share and support potential increased demands from new and existing customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	The modification, cancellation or termination of contracts and subcontracts by the U.S. government;

•	The unanticipated need for additional warranty charges; and

•	The inability to reduce our expense levels quickly in the event of market downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term.
Restructuring Charge

	Three Months Ended			Six Months Ended
	March 31			March 31
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Expense	$0.0	(100)%	$1.0	$0.0	(100)%	$1.5
Percent of Revenue	0%		7%	0%		4%
     We have had no restructuring charges in our fiscal 2008. Our charges for restructuring in the three and six months ended March 31, 2007, resulted from restructuring programs initiated by management in fiscal 2007 in response to the dynamics of the flat panel display market in fiscal 2007.
February 2007 Restructure
     In February 2007, we recorded a restructuring charge of approximately $1.0 million associated with a Company-wide cost reduction plan designed to accelerate achieving the Company’s objective of consistent profitability. The charge was comprised of expenses for employee severance and related benefits as a result of planned termination of employees.
     Under this restructuring plan, we expected aggregate annual savings in salary and benefits costs of approximately $2.3 million to $2.7 million per fiscal year in both “Cost of revenue” and “Research and development,” while we expected annual savings in salary and benefits costs of approximately $1.0 million to $1.4 million in “Selling, general and administrative.” To date, our actual savings have approximated our expected savings.
November 2006 Restructure
     In November 2006, we recorded a restructuring charge of approximately $446,000 associated with the discontinuation of our PanelMasterTM products. The charge was comprised of expenses for employee severance and related benefits as a result of planned termination of employees and expenses for impairing certain manufacturing assets associated with the product line.
     Under this restructuring plan, we expected aggregate annual savings in salary and benefits costs and depreciation of approximately $150,000 to $200,000 per fiscal year primarily in research and development. To date, our actual savings have approximated our expected savings.
Impairment of Property and Equipment

	Three Months Ended			Six Months Ended
	March 31			March 31
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Expense	$0.0	(100)%	$2.8	$0.0	(100)%	$2.8
Percent of Revenue	0%		20%	0%		8%

     We recorded charges for impairment of property and equipment in the three month period ended March 31, 2007 of approximately $2.8 million, as a result of management’s review of our Company’s global operations in light of the then-current and anticipated dynamics of the flat panel display market environment and to our commitment to transfer certain manufacturing to South Korea. As a result of this review and in conjunction with the Company’s restructuring, we determined that one of our U.S. manufacturing facilities was impaired, and we recorded an impairment charge of approximately $2.0 million based on the difference between the carrying amount of the asset over the asset’s appraised fair value. In addition, we recorded an impairment charge of approximately $834,000 related to the write-off of certain capital equipment that we determined had no additional future use.
Gain on Sale of Property and Equipment

	Three Months Ended			Six Months Ended
	March 31			March 31
	2008	Change	2007	2008	Change	2007
	(dollars in thousands)
Gain (loss)	$(1.0)	100%	$0.0	$49.0	100%	$0.0
Percent of Revenue	0%		0%	0%		0%
     During the six months ended March 31, 2008, we recorded a net gain on the sale of miscellaneous assets.
Interest Income and Other, Net

	Three Months Ended			Six Months Ended
	March 31			March 31
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Income	$0.6	(69)%	$2.0	$1.5	(51)%	$3.0
Percent of Revenue	1%		14%	2%		9%
     Interest income and other, net consisted primarily of interest income, foreign currency transaction gains and losses and other miscellaneous income and expense.
     In the quarter ended March 31, 2007, the Company substantially liquidated its net investment in its Canadian subsidiary, Photon Dynamics Canada, Inc., for financial statement purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” we recorded a gain on our net investment in this subsidiary of approximately $928,000, composed of translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet. The remaining changes in absolute dollar amounts of interest income and other, net, in the three and six months ended March 31, 2008 as compared to the same period of the prior fiscal year, are primarily attributable to changes in interest income due to fluctuating interest rates on invested cash, to changes in levels of invested cash and to regular and recurring changes in the effects of foreign currency transaction gains and losses.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	March 31			March 31
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Expense	$0.2	55%	$0.1	$0.3	48%	$0.2
Percent of Revenue	0%		1%	1%		1%
     The Company had a provision for income taxes despite a net loss position in the six months ended March 31, 2008 and the three and six months ended March 31, 2007 due primarily to foreign income taxes. The effective tax rates for the three and six month periods ended March 31, 2008 were approximately 4% and (7)%, respectively. The effective tax rates for the three and six month periods ended March 31, 2007 were (0.7)% and (0.9)%, respectively.

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
     The effect of recording stock-based compensation for the three and six months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(in thousands, except per share data)
Stock-based compensation expense included in continuing operations:
Cost of revenue	$39	$25	$102	$106
Research and development	117	109	169	198
Selling, general and administrative	353	459	582	702

Total stock-based compensation expense after income taxes (1)	$509	$593	$853	$1,006

Stock-based compensation expense by type of award:
Employee stock options	$91	$551	$153	$855
Employee stock purchase plan	—	104	—	208
Restricted stock awards	488	20	770	25
Amounts capitalized as inventory and deferred gross margin	(70)	(82)	(70)	(82)

Total stock-based compensation expense after income taxes (1)	$509	$593	$853	$1,006

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
     The overall decrease in stock based compensation was due in part to the Company’s decision not to grant options in either the fourth quarter of fiscal 2007 or the first quarter of fiscal 2008, during which periods the Company was restating its prior fiscal years as described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
     As of March 31, 2008, the unrecorded stock-based compensation balance related to stock options was $982,000 and will be recognized over an estimated remaining weighted average amortization period of 1.7 years, while the unrecorded stock-based compensation balance related to restricted stock units was approximately $3.9 million and will be recognized over an estimated remaining weighted average amortization period of 2.1 years.
LIQUIDITY AND CAPITAL RESOURCES
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was $85.0 million as of March 31, 2008, compared to $88.6 million as of September 30, 2007. A major component of working capital is $63.7 million of cash, cash equivalents and short-term investments as of March 31, 2008, compared to $83.9 million as of September 30, 2007.
Operating Activities
     Cash used in operating activities was approximately $19.2 million in the first six months of fiscal 2008. Cash used in operating activities resulted from our net loss of approximately $4.4 million, adjusted for approximately $4.3 million of non-cash related items and for net cash of approximately $19.2 million used by changes in operating assets and liabilities. The primary source of the changes in our operating assets and liabilities was an increase in accounts receivable of approximately $18.3 million, and an increase in inventories of approximately $3.4 million, offset in part by an increase in accounts payable of approximately $10.4 million. Our accounts receivable balance increased primarily due to the timing of sales during the quarter, while our inventory decreased due primarily to the timing of delivery of products in our backlog. Accounts payable increased due primarily to the timing of payments made on customs obligations.
Investing Activities
     Cash provided by investing activities was approximately $22.2 million in the first six months of fiscal 2008. Cash provided by investing activities was primarily the result of approximately $22.9 million of sales and maturities of short-term investments, net of purchases, offset in part by capital expenditures of approximately $971,000.
Financing Activities
     Cash used in financing activities was approximately $44,000 in the first six months of fiscal 2008 resulting from approximately $10,000 of sales of our common stock under our employee equity compensation plans, offset by approximately $54,000 of payments on our capital leases.
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
Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at March 31, 2008. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2008(1)	2009	2010	2011	2012	Thereafter
	(In thousands)
Purchase obligations	$50,207	$47,200	$3,007	$—	$—	$—	$—
Operating lease obligations	8,151	1,717	2,881	2,830	723	—	$—
Notes payable, including interest	5,633	133	2,800	2,700	—	—	—
Capital lease obligations	47	47	—	—	—	—	—

Total	$64,038	$49,097	$8,688	$5,530	$723	$—	$—

(1)	Remaining six months
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
     We issued a note payable to a trust with a principle balance of approximately $5.3 million in July 2007, in connection with the purchase of Salvador Imaging. The note bears interest at 5% per annum, which is payable quarterly. The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition.

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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 will be effective for our fiscal year beginning October 1, 2008. We are evaluating the impact of this statement on our results of operations, financial position and cash flows.
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
     In the six months ended March 31, 2008, approximately $10.1 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen.
     At March 31, 2008, approximately $4.7 million of our cash and cash equivalents and approximately $1.4 million of our accounts receivable were denominated in currencies other than U.S. dollars, primarily in Japanese yen. Our cash and cash equivalents and our accounts receivable are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our cash and cash equivalents and our accounts receivable from the rates at March 31, 2008 would decrease the fair value of our cash and cash equivalents by approximately $430,000 and our accounts receivable by approximately $130,000.
     As of March 31, 2008, we had one forward exchange contract outstanding to sell approximately $1.1 million in foreign currency in order to manage foreign currency risk associated with certain intercompany balances denominated in Japanese yen. This contract was not held for trading purposes. Details of this security is included in Note 10 of our “Notes to Condensed Consolidated Financial Statements” included under Part I, Item 1. “Financial Statements.” Gains and losses on this contract are recognized in income. Foreign exchange rate fluctuations did not have a material impact on our financial results for the six months ended March 31, 2008. Our forward exchange contract is subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in Japanese yen from the rate at March 31, 2008 would decrease the fair value of the contract by approximately $126,000.
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
Market Risk
     As of March 31, 2008, we had an investment portfolio of both fixed and variable rate securities of approximately $20.8 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
     Our market risk as described under the heading “Interest Rate Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2007, has not changed significantly; however, in an on-going effort to manage our risk, we have reduced our holdings in auction rate securities from approximately $16.2 million at September 30, 2007 to approximately $1.5 million at March 31, 2008. While we did not incur any material losses while holding these investments, management has implemented steps to rebalance our investment portfolio to better meet our investment objectives, including safety and preservation of capital.

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
     Remediation of the Material Weakness That Existed as of March 31, 2008
     During the first six months of fiscal 2008, we have undertaken the following actions in an effort to remediate the first two material weaknesses described above:
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
     With respect to the third material weakness described above, we continue our search for qualified candidates for those positions identified as being advisable additions to the finance and accounting staff of the Company. In the interim, certain key positions are being performed by temporary employees and contractors until qualified candidates are found and commence employment with us. In April 2008, we hired a new chief financial officer. We are also working to fill other finance positions as soon as practicable.
     Although we have made significant progress during the first six months of fiscal 2008 on these actions to remediate the identified material weaknesses, we require additional time to complete the remediation work described above and to test the enhanced controls to ensure that these material weaknesses have been fully remediated and that the enhanced controls are operating effectively. We currently are unable to determine when these material weaknesses will be fully remediated and can provide no assurances on the timing of new hires as part of our remediation efforts.
     Based on the foregoing and our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weakness in our internal control over financial reporting.
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
     Changes in Control Over Financial Reporting in the Second Quarter of Fiscal 2008
     During the period covered by this report, we have not implemented any significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the on-going remedial actions we are in the process of implementing with regards to our current material weaknesses, as discussed above.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Photon Dynamics and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal.  On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bore interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award. On April 9, 2008, the Supreme Court of California denied the plaintiff’s petition for review and on May 2, the plaintiff agreed to pay us approximately $718,000 in fees, costs and interest associated with the lawsuit.
     As of March 31, 2008, we have paid approximately $6.6 million, net of VAT amounts refundable, to foreign customs authorities in connection with its settlements regarding underpayment of customs duties for warranty parts and we have accrued approximately $690,000 more to settle all known amounts with foreign customs authorities. We have not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, we are continuing our voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of our failure to comply with U.S. filing obligations may subject us to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.
     In January 2008, we responded to inquiries relating to our recent restatement from the SEC’s Enforcement Division and we have cooperated and we will continue to cooperate fully with the SEC to address any further questions they may have.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.

ITEM 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of Photon Dynamics, Inc. was held on February 11, 2008 at our offices in San Jose, California. At the Annual Meeting of Shareholders, our shareholders approved the following two proposals:
     1. Proposal to elect directors to serve for the ensuing year and until their successors are elected.

Name	For	Withheld
Malcolm J. Thompson	10,487,412	148,074
Jeffrey A. Hawthorne	10,506,910	128,576
Terry H. Carlitz	10,397,385	238,101
Donald C. Fraser	10,506,004	129,482
Edward Rogas Jr.	10,398,291	237,195
Curtis S. Wozniak	10,397,706	237,780
     2. Proposal to ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as Photon Dynamics’ independent registered public accounting firm for the fiscal year ending September 30, 2008.

For	10,501,347
Against	132,411
Abstain	1,728
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

PHOTON DYNAMICS, INC.

By:	/s/ James P. Moniz
James P. Moniz
Chief Financial Officer
(Duly authorized and principal financial officer)
Dated: May 12, 2008

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.57	Manufacturing Agreement between the Registrant and C SUN Manufacturing, Ltd., dated April 11, 2008.

10.58	Manufacturing Agreement between the Registrant and Ultra Clean Technology Systems and Service, Inc., dated February 1, 2008.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.