Form 10-Q
period 2008-06-30
PHOTON DYNAMICS INC
filed 2008-08-11
CIK 1002663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2008, there were 17,816,320 shares outstanding of the Registrant’s Common Stock, no par value.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$60,672	$41,170
Short-term investments	10,156	42,640
Accounts receivable, net of allowance for doubtful accounts of $52 and $239 at June 30, 2008 and September 30, 2007, respectively	36,894	11,934
Inventories	21,409	13,292
Refundable customs obligations	632	560
Other current assets	5,066	3,661

Total current assets	134,829	113,257
Long-term investments	1,000	1,176
Land, property and equipment, net	9,725	10,583
Other assets	6,174	5,365
Intangible assets, net	8,348	11,023
Goodwill	6,857	6,857

Total assets	$166,933	$148,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,112	$4,217
Warranty	5,823	3,217
Employee note payable	2,733	—
Customs obligations	438	4,114
Other current liabilities	11,963	9,874
Deferred gross margin	1,699	3,236

Total current liabilities	44,768	24,658

Non-current liabilities:
Long-term employee note payable	2,667	5,381
Other non-current liabilities	—	38

Total non-current liabilities	2,667	5,419

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value	302,413	300,290
Accumulated deficit	(182,352)	(181,503)
Accumulated other comprehensive loss	(563)	(603)

Total shareholders’ equity	119,498	118,184

Total liabilities and shareholders’ equity	$166,933	$148,261

See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Product revenue	$41,387	$11,356	$94,884	$39,462
Customer support and spare parts revenue	4,734	3,074	12,506	10,331

Total revenue	46,121	14,430	107,390	49,793

Product cost of revenue	23,157	10,027	58,438	36,272
Customer support and spare parts cost of revenue	1,829	1,188	5,383	4,497

Total cost of revenue	24,986	11,215	63,821	40,769

Gross margin	21,135	3,215	43,569	9,024

Operating expenses:
Research and development	7,309	6,213	18,681	21,343
Selling, general and administrative	9,216	5,831	24,072	17,197
Restructuring charge (benefit)	—	(95)	—	1,368
Impairment of property and equipment	—	—	—	2,834
Gain on sale of property and equipment	—	—	(49)	—
Amortization of intangible assets	892	254	2,675	999

Total operating expenses	17,417	12,203	45,379	43,741

Income (loss) from operations	3,718	(8,988)	(1,810)	(34,717)
Interest income and other, net	423	327	1,886	3,337

Income (loss) before income taxes	4,141	(8,661)	76	(31,380)
Provision for income taxes	255	72	559	278

Net income (loss)	$3,886	$(8,733)	$(483)	$(31,658)

Net income (loss) per share:
Basic	$0.22	$(0.52)	$(0.03)	$(1.91)

Diluted	$0.21	$(0.52)	$(0.03)	$(1.91)

Weighted average number of shares:
Basic	17,786	16,635	17,759	16,605
Diluted	18,624	16,635	17,759	16,605
See accompanying notes to condensed consolidated financial statements.

PHOTON DYNAMICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(483)	$(31,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,333	3,653
Amortization of intangible assets	2,675	999
Stock-based compensation	1,982	1,513
Restructuring charge	—	178
Impairment of property and equipment	—	2,834
Foreign currency translation adjustment gain recognized upon liquidation of a subsidiary	—	(928)
Gain on sale of property and equipment	(49)	—
Accretion of non-interest bearing notes payable	—	23
Changes in operating assets and liabilities:
Accounts receivable	(24,960)	10,414
Inventories	(6,840)	428
Other current assets	(1,477)	(471)
Other assets	(1,010)	(284)
Accounts payable	17,895	(224)
Other current liabilities	752	(1,022)
Deferred gross margin	(1,537)	(851)
Other liabilities	(38)	(23)

Net cash used in operating activities	(10,757)	(15,419)

Cash flows from investing activities:
Purchase of property and equipment	(2,823)	(1,040)
Proceeds from sale of property and equipment	250	—
Purchase of short-term investments	(13,621)	(82,711)
Maturities and sales of short-term investments	46,290	78,264

Net cash provided by (used in) investing activities	30,096	(5,487)

Cash flows from financing activities:
Issuance of common stock	161	1,364
Capital lease payments	(80)	(68)

Net cash provided by financing activities	81	1,296

Effect of exchange rate changes on cash and cash equivalents	82	(72)

Net increase (decrease) in cash and cash equivalents	19,502	(19,682)
Cash and cash equivalents at beginning of period	41,170	47,935

Cash and cash equivalents at end of period	$60,672	$25,253

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
     These financial statements and notes should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Operating results for the three and nine months ended June 30, 2008, are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending September 30, 2008.
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
     The Company currently operates in two segments: Flat Panel Display and High-Performance Digital Imaging. From fiscal 2003 to 2007 the Company operated in one segment: Flat Panel Display. The Company commenced operations in the High-Performance Digital Imaging segment with its July 2007 acquisition of Salvador Imaging, Inc. (“Salvador Imaging”). Revenues from the Flat Panel Display segment accounted for more than 96% of the Company’s consolidated revenues during both the three and nine months ended June 30, 2008, and 100% of the Company’s consolidated revenues during both the three and nine months ended June 30, 2007.
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
     Accounting Changes: In the first quarter of fiscal 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) and related guidance. See Note 13 for further discussion.
     Recent Accounting Pronouncements. In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for the Company’s interim period beginning January 1, 2009. The Company is currently evaluating the impact of this statement on its results of operations, financial position and cash flows.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     In February 2008, the FASB adopted FASB Staff Position Statement of Financial Accounting Standards No. 157-2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157-2”). SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157-2 delays the effective date of SFAS No.157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 will be effective for the Company in fiscal years beginning October 1, 2008, unless the Company elects the delayed adoption date For the portion of SFAS No. 157 impacted by SFAS No. 157-2. The Company is currently evaluating the impact of this statement on its results of operations, financial position and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141R requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141R will be effective for the Company in fiscal years beginning October 1, 2009. The Company is currently evaluating the impact of this statement on its results of operations, financial position and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 will be effective for the Company in fiscal years beginning October 1, 2008. The Company is currently evaluating the impact of this statement on its results of operations, financial position and cash flows.
NOTE 2 — MERGER WITH ORBOTECH LTD.
     On June 26, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) among Orbotech Ltd. (“Orbotech”), PDI Acquisition, Inc., an indirect wholly-owned subsidiary of Orbotech (“Merger Sub”) and the Company. The Merger Agreement provides that, upon the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly-owned subsidiary of Orbotech. The board of directors of the Company has unanimously approved the Merger and the Merger Agreement. At the effective time and as a result of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive $15.60 in cash, without interest. Consummation of the Merger is subject to the conditions described in the Merger Agreement, including approval by the shareholders of the Company, antitrust and other regulatory approvals, and other customary closing conditions. Orbotech expects to finance the purchase price through a combination of the Company’s cash on hand at closing and debt financing. Consummation of the Merger is not subject to any financing condition. The transaction is expected to close during the second half of calendar year 2008.
     Under the terms of the Merger Agreement, the Company may be required to pay Orbotech a termination fee of $9,000,000 in the following circumstances:
•	Following the termination by the Company to accept a superior proposal (as defined in the Merger Agreement);

•	Following the termination by Orbotech, if the Company’s Board of Directors changes its recommendation or recommends a competing proposal, or fails to reaffirm its recommendation following the public announcement of a competing proposal;

•	Following the public announcement of a competing proposal that is not withdrawn prior to the special meeting, if (i) such termination results from a failure to obtain the required shareholder vote and (ii) within twelve months after such termination, the Company enters into a definitive agreement relating to an alternative acquisition or consummates an alternative acquisition; or

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Following the receipt by the Company of a competing proposal that is not withdrawn on or prior to the outside date, if (i) the required shareholder vote is not obtained and (ii) within twelve months after such termination, the Company enters into a definitive agreement relating to an alternative acquisition or consummates an alternative acquisition.
     In addition, under the terms of the Merger Agreement, the Company has agreed to reimburse up to $2,000,000 of Orbotech’s reasonable out-of pocket expenses if the merger agreement is terminated as a result of the failure to obtain the required shareholder vote or as a result of the Company’s breach or material failure to perform any of its representations, warranties or covenants contained in the Merger Agreement; provided, however, that in the event that the Company pays the $9,000,000 termination fee to Orbotech, it will not be required to also reimburse its expenses.
     In addition, under the terms of the Merger Agreement, Orbotech may be required to pay the Company a termination fee of $9,000,000 if the Merger Agreement is terminated because clearance by the Committee on Foreign Investment in the United States (“CFIUS”) has not been obtained and all other conditions to the completion of the merger have been met, and following three business days’ notice to Orbotech, Orbotech does not waive the CFIUS closing condition.
     The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which has been filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 2008.
NOTE 3 — FINANCIAL STATEMENT COMPONENTS

	June 30,	September 30,
	2008	2007
	(in thousands)
Inventories:
Raw materials	$10,402	$7,465
Work-in-process	10,281	4,491
Finished goods	726	1,336

Total	$21,409	$13,292

Other current liabilities:
Compensation	$5,696	$4,897
Professional fees	3,082	2,441
Other accrued expenses	3,185	2,536

Total	$11,963	$9,874

Deferred gross margin:
Deferred system revenue	$17,007	$10,269
Deferred cost of revenue	(15,308)	(7,033)

Total	$1,699	$3,236

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(512)	$(543)
Unrealized losses on available—for-sale securities	(51)	(60)

Total	$(563)	$(603)

NOTE 4 — GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
     The carrying value of goodwill was approximately $6.9 million at both June 30, 2008 and September 30, 2007. There were no additions or adjustments to goodwill during the nine months ended June 30, 2008. There have been no significant events or circumstances negatively affecting the valuation of goodwill subsequent to the Company’s annual impairment test performed during the fourth quarter of fiscal 2007. Should the annual impairment test performed in the fourth quarter of fiscal 2008 indicate that the carrying value of goodwill may not be fully recoverable, the Company may be required to record impairment charges for these assets.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At June 30, 2008, approximately $153,000 of goodwill relates to the Company’s purchase of assets from Summit Imaging in May 2003, while approximately $6.7 million relates to the Company’s purchase of Salvador Imaging in July 2007.
Intangible Assets
     The components of intangible assets as of June 30, 2008 were as follows:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Gross carrying amount at June 30, 2008	$7,346	$3,988	$2,348	$910	$640	$110	$15,342
Accumulated amortization	(2,470)	(2,753)	(1,368)	(209)	(147)	(47)	(6,994)

Net carrying amount at June 30, 2008	$4,876	$1,235	$980	$701	$493	$63	$8,348

     The components of intangible assets as of September 30, 2007 were as follows:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Gross carrying amount at September 30, 2007	$7,346	$3,988	$2,348	$910	$640	$110	$15,342
Accumulated amortization	(1,094)	(2,111)	(1,041)	(38)	(27)	(8)	(4,319)

Net carrying amount at September 30, 2007	$6,252	$1,877	$1,307	$872	$613	$102	$11,023

     The following table summarizes the activity during the nine months ended June 30, 2008:

			Non
	Developed	Core	Compete	Customer	Trade
	Technology	Technology	Contract	Relations	Name	Backlog	Total
	(in thousands)
Balance as of September 30, 2007	$6,252	$1,877	$1,307	$872	$613	$102	$11,023
Amortization during the period	(1,376)	(642)	(327)	(171)	(120)	(39)	(2,675)

Balance as of June 30, 2008	$4,876	$1,235	$980	$701	$493	$63	$8,348

     Based on intangible assets recorded at June 30, 2008, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining amortization expense relating to intangible assets at June 30, 2008, is expected to be approximately $718,000 in the remainder of fiscal 2008 and $2.9 million, $2.8 million and $1.9 million in fiscal years 2009 through 2011, respectively.
     In assessing the recoverability of its intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case the Company may be required to record impairment charges for these assets.
NOTE 5 — RESTRUCTURING AND OTHER CHARGES
March 2007 Impairment of Property and Equipment
     During the three months ended March 31, 2007, the Company recorded approximately $2.8 million of charges to impair property and equipment.
     As a result of the implementation of the Company’s offshore manufacturing program, management performed an impairment assessment of its manufacturing facilities and equipment. Based on that assessment management determined that the Company’s 128,520 square foot U.S. facility leased by the Company was not impaired but that the 22,000 square foot U.S. manufacturing facility owned by the Company was impaired. In accordance with the provisions of Statement of Financial Accounting Standards No. 144,

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“Accounting for the Impairment or Disposal of Long-lived Assets,” the Company recorded an impairment charge of approximately $2.0 million based on the difference between the carrying amount of the assets over the assets’ appraised fair value. In addition, the Company incurred an impairment charge of approximately $834,000 as a result of the write-off of certain capital equipment that was determined to have no additional future use. These charges are reflected in “Impairment of Property and Equipment” in the Company’s Condensed Consolidated Statements of Operations.
February 2007 Restructure
     On February 21, 2007, the Company announced the implementation of a company-wide cost reduction plan approved by the board of directors and designed to accelerate the Company’s objective of achieving consistent profitability. Management’s goal was to size the Company’s business in response to the then-current flat panel display market. The Company recorded this restructuring plan in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
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
     The Company recorded a restructuring charge of approximately $1.0 million in the three months ended March 31, 2007, which was comprised of employee severance and related benefits. In the three months ended June 30, 2007, the Company reversed approximately $95,000 of the initial charge for severance benefits not paid. These charges are reflected in “Restructuring charge (benefit)” in the Company’s Condensed Consolidated Statements of Operations. All amounts were paid in the nine months ended June 30, 2007.
November 2006 Restructure
     On November 16, 2006, the Company announced its intention to discontinue its PanelMasterTM product line. The Company recorded this restructuring plan in accordance with SFAS No. 146. The Company recorded a restructuring charge of approximately $446,000 in the three months ended December 31, 2006, which was comprised of approximately $173,000 for employee severance and related benefits for ten employees and approximately $273,000 related to impairing certain manufacturing assets associated with the product line. These charges are reflected in “Restructuring charge (benefit)” in the Company’s Condensed Consolidated Statements of Operations. All amounts were paid in the six months ended March 31, 2007.
NOTE 6 — COMPREHENSIVE INCOME (LOSS)
     The components of total comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$3,886	$(8,733)	$(483)	$(31,658)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	32	(8)	9	(3)
Change in foreign currency translation	(157)	6	31	(87	)(1)

Other comprehensive income (loss)	(125)	(2)	40	(90)

Total comprehensive income (loss)	$3,761	$(8,735)	$(443)	$(31,748)

(1)	In the quarter ended March 31, 2007, the Company substantially liquidated its net investment in its Canadian subsidiary, Photon Dynamics Canada, Inc., for financial statement purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” the Company recorded a gain on liquidation of its net investment in this subsidiary of approximately $928,000, composed of translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 — STOCK-BASED COMPENSATION PLANS
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
     The effect of recording stock-based compensation for the three and nine months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Stock-based compensation expense included in continuing operations: :
Cost of revenue	$61	$26	$233	$213
Research and development	242	125	411	324
Selling, general and administrative	757	274	1,338	976

Total stock-based compensation expense after income taxes (1)	$1,060	$425	$1,982	$1,513

Stock-based compensation expense by type of award: :
Employee stock options	$288	$274	$441	$1,130
Employee stock purchase plan	56	74	56	281
Restricted stock awards	696	159	1,465	184
Amounts capitalized as inventory and deferred gross margin	20	(82)	20	(82)

Total stock-based compensation expense after income taxes (1)	$1,060	$425	$1,982	$1,513

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
Equity Incentive and Other Programs
     The Company’s equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. At June 30, 2008, the equity incentive program consisted of:
2005 Equity Incentive Plan. Under this plan, officers, key employees, consultants and all other employees may be granted restricted stock units, options to purchase shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 2,250,000 shares of common stock. Under this plan, stock options granted generally have a vesting period of 48 to 60 months, are generally exercisable for a period of seven to ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Restricted stock granted have been both time-based and performance-based vesting. Restricted stock units granted with time-based vesting generally vest annually over a four-year period from the date of grant. However, restricted stock units issued in the Company’s May, 2007 one-time stock option exchange program vest over a two- to three-year period from the date of exchange. Certain equity awards provide for accelerated vesting if there is a change of control. Restricted stock units granted with performance-based vesting generally vest over four years, as specified by the compensation committee.
2006 Non-Employee Directors’ Stock Incentive Plan. Under this plan, non-employee directors may be granted restricted stock units, options to purchase shares of the Company’s stock, and other types of equity awards. This plan permits the grant of equity awards for up to 600,000 shares of common stock. Under this plan, stock options

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
generally have a vesting period of 12 to 48 months, are generally exercisable for a period of ten years from the date of issuance and are granted at prices not less than the fair market value of the Company’s common stock at the grant date. Restricted stock units may be granted under this plan with varying criteria such as time-based vesting. Under this plan, restricted stock units generally vest annually over a three- to four-year period from the date of grant. Equity awards under this plan provide for accelerated vesting if there is a change of control.
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
     The fair value of each option grant in the three and nine month periods ended June 30, 2008 and 2007 used the following weighted-average valuation assumptions:

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock option plan:
Expected volatility	52%	42%	51%	43%
Risk free rate	2.4%	4.5%	2.5%	4.6%
Expected term (in years)	3.8	3.4	4.0	3.4
Expected dividends	None	None	None	None
     The fair value of the Company’s employee stock purchase plan is estimated on the first day of the offering period using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC SAB No. 107, and FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.”
     The Company determined the fair value of the offering period its ESPP in the three and nine months ended June 30, 2008 and 2007 using the following weighted-average valuation assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock purchase plan:
Expected volatility	53%	42%	53%	43%
Risk free rate	2.8%	4.5%	2.8%	4.6%
Expected term (in years)	0.5	0.5	0.5	0.5
Expected dividends	None	None	None	None
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
     Equity Incentive Plan
     The following table summarizes the combined activity under the equity incentive plans for the indicated period:

	Awards		Weighted-	Weighted-Average	Aggregate
	Available	Options	Average	Remaining Contract	Intrinsic Value
	for Grant	Outstanding	Exercise Price	Term (in years)	(in thousands)
Balances at September 30, 2007	1,739,630	1,245,582	$19.29
Plan shares expired (1)	(155,479)	—	—
Restricted stock units granted (2)	(702,500)	—	—
Restricted stock units cancelled (2)	78,415	—	—
Restricted stock units canceled or withheld for taxes (2)	27,379	—	—
Options granted	(160,750)	160,750	9.63
Options canceled	293,179	(293,179)	20.71
Options exercised	—	(17,018)	9.44

Balances at June 30, 2008	1,119,874	1,096,135	$17.64	5.63	$2,259

Vested and expected to vest at June 30, 2008		921,266	$18.75	5.53	$1,616

Exercisable at June 30, 2008		688,017	$21.22	5.18	$677

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	The Company’s 1995 Amended and Restated Stock Option Plan expired in November 2005. Option shares that were available for grant at the time of cancellation and all outstanding option shares that subsequently are cancelled or expire are no longer available for grant.

(2)	Any restricted stock units granted under the 2005 Equity Incentive Plan or 2006 Non-Employee Directors’ Stock Incentive Plan shall be counted against the total number of shares issuable under the Plans. Additional detail of issued restricted stock units are shown below.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $15.08 as of June 30, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
     The weighted average grant date fair value of options granted during the nine months ended June 30, 2008 and 2007 was $3.97 and $4.10 per share, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2008 and 2007 was approximately $27,000 and $37,000, respectively. The total cash received from employees as a result of stock option exercises during the nine months ended June 30, 2008 and 2007 was approximately $161,000 and $27,000 respectively. In connection with these exercises, the tax benefits realized by the Company were minimal.
     The Company settles employee stock option exercises with newly issued common shares.
     As of June 30, 2008, the unrecognized stock-based compensation balance related to stock options was approximately $808,000 and will be recognized over an estimated remaining weighted-average amortization period of 1.6 years.
     Restricted Stock Units
     The following table summarizes the restricted stock unit activity for the indicated period:

		Weighted-Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock units at September 30, 2007	284,196	$10.44
Restricted stock units granted	702,500	$9.97
Restricted stock units released	(83,573)	$10.40
Unvested restricted stock units cancelled	(78,415)	$10.26

Unvested restricted stock units at June 30, 2008	824,708	$10.06

     As of June 30, 2008, the unrecognized stock-based compensation related to restricted stock units was approximately $3.7 million and will be recognized over an estimated remaining weighted-average amortization period of 2.0 years.
     Employee Stock Purchase Plan
     There were no shares purchased under the Employee Stock Purchase Plan during the nine months ended June 30, 2008. The Company began a new six-month Offering Period during the three months ended June 30, 2008.
     As of June 30, 2008, the unrecognized stock-based compensation balance related to the Employee Stock Purchase Plan was approximately $167,000 and will be recognized over the remaining Offering Period, which ends on November 14, 2008.
     The Plan shares are replenished through shareholder approval at the Annual Shareholder meeting. At June 30, 2008, a total of 829,915 shares were reserved and available for issuance under this Plan.
NOTE 8 — EARNINGS (LOSS) PER SHARE

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net income (loss)	$3,886	$(8,733)	$(483)	$(31,658)

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock, for basic net income (loss) per share	17,786	16,635	17,759	16,605
Effect of dilutive securities:
Employee stock options and restricted stock (1)	838	—	—	—

Weighted average shares for diluted net income (loss) per share	18,624	16,635	17,759	16,605

Earnings (loss) per share:
Basic	$0.22	$(0.52)	$(0.03)	$(1.91)

Diluted	$0.21	$(0.52)	$(0.03)	$(1.91)

Potentially anti-dilutive securities (2)	1,090	1,622	1,148	1,878

(1)	The effect of potentially dilutive securities to purchase 834,892 shares of common stock for the nine months ended June 30, 2008, and 318,823 and 320,321 shares of common stock for the three and nine months ended June 30, 2007, respectively, were not included in the computation of diluted net loss per share as the effect is anti-dilutive.

(2)	These securities are excluded from the computation of diluted earnings per share because the exercise price, including unamortized stock-based compensation net of tax benefits, was greater than the average market price of common shares for the periods presented. As a result, their effect would have been anti-dilutive.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Purchase Agreements
     The Company maintains certain open inventory purchase commitments with suppliers to ensure a smooth and continuous supply chain for key components. The Company’s obligation in these purchase commitments is generally restricted to a forecasted time horizon as mutually agreed upon between the parties. The Company’s open inventory purchase commitments were approximately $50.7 million as of June 30, 2008 and $28.0 million as of September 30, 2007.
     During the six months ended March 31, 2007, the Company incurred charges of approximately $635,000 to establish a reserve for costs associated with the cancellation of certain purchase orders. In the three months ended March 31, 2008, the company settled all claims for approximately $407,000 and recorded the reduction in expenses of approximately $228,000 to “Research and development” in the Condensed Consolidated Statement of Operations.

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warranty Obligations
     The Company generally offers warranty coverage for a period of 12 months from final acceptance. Upon product shipment, the Company records the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment. Factors that affect the Company’s warranty liability include the number of installed units under warranty, product failure rates, material usage rates and the efficiency by which the product failure is corrected. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.
     Changes in the Company’s product liability during the nine months ended June 30, 2008 and 2007 were as follows:

	Nine Months Ended
	June 30,
	2008	2007
	(in thousands)
Beginning balance	$3,217	$8,058
Estimated warranty cost of new shipments during the period	6,639	3,755
Warranty costs during the period	(4,351)	(7,819)
Changes in liability for pre-existing warranties, including expirations	318	697

Ending balance	$5,823	$4,691

     The warranty liability at September 30, 2007 included costs associated with the Company’s agreement with one customer to replace two ArrayCheckerTM systems. In the fourth quarter of fiscal 2006, the Company agreed to replace two of the four original Generation 7 test systems sold to a customer with a newer version of the Company’s Generation 7 test systems. Even though all four original Generation 7 systems had been used by the customer in full production, reliability and uptime issues had impacted the production capability of the fabrication lines in which they operated. The replacement systems cost of approximately $3.0 million was accrued as warranty expense in the quarter ended September 30, 2006. Approximately $2.7 million of warranty liability associated with this exchange was satisfied during the three months ended June 30, 2007 when the machines were replaced.
Contingent Termination Fee Related to Merger with Orbotech
     Under the terms of the Merger Agreement, the Company may be required to pay Orbotech a termination fee in the amount of $9,000,000 in certain circumstances. See Note 2 — Merger with Orbotech Ltd. for further discussion of the termination fee.
Legal Proceedings
     Capital Partners v. Dr. Malcolm J. Thompson, et al. On July 25, 2008, Capital Partners, a purported stockholder of the Company, filed a complaint in California Superior Court, Santa Clara County, against the Company, each of the Company’s directors and Orbotech entitled Capital Partners v. Dr. Malcolm J. Thompson, et al. (Case No. 1-08-CV-118315). The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties in connection with the merger, that the Company’s preliminary proxy statement relating to the merger omits material information and that Orbotech has aided and abetted the Company’s directors in their alleged breaches of fiduciary duties. The relief sought by the plaintiff includes a determination that the class action status is proper, an injunction barring the merger (or if the merger is consummated, a rescission of the merger), corrective disclosures and the payment of compensatory damages and other fees and costs.
     On July 29, 2008, the complaint was formerly served on the Company and the individual defendants. On August 1, 2008, the Company and the individual defendants removed this case to the U.S. District Court for the Northern District of California. Also on August 1, 2008, Capital Partners filed an application in California Superior Court, Santa Clara County, seeking expedited discovery, a temporary restraining order that would bar the merger pending such discovery, and a hearing following such discovery on a preliminary injunction that would bar the merger pending a trial on the merits. The parties have not yet responded to the foregoing filings, nor have they been acted upon by any court; however, the Company and the individual defendants previously had agreed to provide expedited discovery. Although the ultimate outcome of this matter cannot be determined with certainty, the Company believes that the complaint is completely without merit and it and the other defendants intend to vigorously defend this lawsuit.
     Amtower v. Photon Dynamics, Inc. The Company and certain of its directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of the

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company and its former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to the plaintiff regarding the existence and enforcement of the Company’s insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of the Company’s stock in May 2000, plus unspecified emotional distress and punitive damages. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded the Company approximately $445,000 in fees and costs. The award bore interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award. On April 9, 2008, the Supreme Court of California denied the plaintiff’s petition for review. As a result, the plaintiff has paid the Company approximately $718,000 in fees, costs and interest associated with the lawsuit. In addition, the Company settled its litigation with its insurance carriers related to the reimbursement of costs related to the litigation and received a payment of approximately $700,000.
     Customs and Duties Liability. As of June 30, 2008, the Company has paid approximately $6.6 million, net of VAT amounts refundable, to foreign customs authorities in connection with its settlements regarding underpayment of customs duties for warranty parts and has accrued an additional $438,000 more to settle all known amounts with foreign customs authorities. The Company has not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, the Company is continuing its voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of the Company’s failure to comply with U.S. filing obligations may subject the Company to penalties and result in additional expenses, which could be material and the extent of which the Company is currently unable to predict.
     Security and Exchange Commission Inquiry. During its second fiscal quarter, the Company responded to inquiries relating to its recent restatement from the SEC’s Enforcement Division. On July 3, 2008, the Company received notice that the Enforcement Division had terminated the investigation and that no enforcement action had been recommended to the Commission.
     General Litigation. From time to time, Photon Dynamics is subject to certain other legal proceedings and claims that arise in the ordinary course of business. Additionally, in the ordinary course of business the Company may potentially be subject to future legal proceedings that could individually, or in the aggregate, have a material adverse effect on the Company’s financial condition, liquidity or results of operations. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.
NOTE 10 — SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
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
     From fiscal 2003 to fiscal 2007, the Company operated in one operating segment, the Flat Panel Display segment. A second operating segment, the High-Performance Digital Imaging segment, was created in July 2007 when the Company purchased Salvador Imaging, Inc. Each reportable segment is separately managed and the financial results of each segment are reviewed by the CEO. Each reportable segment contains closely related products that are unique to the particular segment:
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

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The CEO allocates resources to and assesses the performance of each operating segment based upon several metrics, including orders, net sales and operating income (loss) before interest and taxes.
     The Company derives the segment results from its internal management reporting system. The accounting policies Photon Dynamics uses to derive reportable segment results are substantially the same as those used for external reporting purposes. The Company generally allocates expenses from sales and marketing, corporate functions (Including management, finance, legal and human resources expenses) and information technology groups between its two operating segments, which are included in the operating results reported below. The Company does not allocate certain operating expenses including equity-based compensation, restructuring charges, asset impairment charges and other associated adjustments, which it manages separately at the corporate level. Management does not consider the unallocated costs in measuring the performance of the reportable segments. Segment operating income (loss) excludes interest income, interest expense and other financial charges and income taxes.
     With the exception of goodwill and intangibles, the Company does not identify assets by operating segment, nor does the CEO evaluate operating segments using discrete asset information. In the three and nine months ended June 30, 2008 there was approximately $1,000 and $33,000 of inter-segment revenue, respectively, that has been adjusted for in the operating results reported below.
     Segment information is summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue:
Flat panel display segment	$44,470	$14,430	$103,544	$49,793
High-performance digital imaging segment	1,651	—	3,846	—

Consolidated revenue	$46,121	$14,430	$107,390	$49,793

Operating income (loss):
Flat panel display segment	$6,234	$(8,455)	$4,491	$(28,799)
High-performance digital imaging segment	(1,456)	—	(4,367)	—

Total segment operating income (loss)	$4,778	$(8,455)	$124	$(28,799)

     All of the Company’s Customer support and spare parts revenue was generated by the flat panel display segment.
     Reconciliation of segment operating income (loss) to Photon Dynamics consolidated income (loss) from operations is as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Operating loss:
Total segment operating income (loss)	$4,778	$(8,455)	$124	$(28,799)
Unallocated costs	(1,060)	(628)	(1,983)	(1,716)
Restructuring costs (benefit)	—	95	—	(1,368)
Impairment of property and equipment	—	—	—	(2,834)
Gain on sale of property and equipment	—	—	49	—

Consolidated income (loss) from operations	$3,718	$(8,988)	$(1,810)	$(34,717)

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The following is a summary of the Company’s consolidated revenue by country based on the location to which the product was shipped:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue:
South Korea	$27,906	$6,921	$52,781	$16,995
Taiwan	12,964	3,493	36,716	17,123
Japan	1,022	3,936	10,717	14,476
Germany	2,324	—	2,323	—
United States	1,651	—	3,846	—
China	254	80	1,007	1,199

Total	$46,121	$14,430	$107,390	$49,793

     Sales to individual unaffiliated customers in excess of 10% of total revenue were as follows:

	Three Months		Nine Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Customer A	43%	39%	25%	25%
Customer B	14%	*	23%	*
Customer C	14%	14%	22%	18%
Customer D	13	*	11%	13%
Customer E	*	25%	*	27%

*	Customer accounted for less than 10% of total revenue for the period.
     All customers in the above table were customers in the Flat Panel Display segment.
     Accounts receivable from individual unaffiliated customers in excess of 10% of total gross accounts receivable were as follows:

	June 30,	September 30,
	2008	2007
Customer A	32%	*
Customer B	22%	28%
Customer C	14%	*
Customer D	12%	*
Customer E	*	26%
Customer F	*	19%

*	Customer accounted for less than 10% of total accounts receivable.
     All customers in the above table were customers in the Flat Panel Display segment.
     Long-lived assets consist primarily of property, plant and equipment, goodwill and intangibles and are attributed to the geographic location in which they are located, as follows:

	June 30,	September 30,
	2008	2007
	(In thousands)
United States	$24,365	$27,518
South Korea	364	756
Other	201	189

Total	$24,930	$28,463

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11 — FINANCIAL INSTRUMENTS
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
     In the three and nine months ended June 30, 2008, and in the three months ended June 30, 2007, the Company entered into forward sales contracts in order to manage foreign currency risk associated with certain intercompany balances denominated in Japanese yen. These contracts require the Company to exchange currencies at rates agreed upon at the contract’s inception and have terms designed to match the timing of payment from the yen-denominated accounts receivable. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the balance of the intercompany accounts, these financial instruments mitigate the risk that might otherwise result from certain changes in currency exchange rates. The Company did not designate these forward sales contracts as hedging instruments for accounting purposes under SFAS No. 133, and, as such, the Company records the changes in the fair value of these derivatives in “Interest income and other, net” in the Consolidated Statement of Operations. Total net gains from changes in fair values of all forward exchange contracts for both the three months ended June 30, 2008 and 2007 were immaterial. Total net losses from changes in fair values of all forward exchange contracts for the nine months ended June 30, 2008 were approximately $341,000, while total net losses from changes in fair value of all forward exchange contracts for the nine months ended June 30, 2007 were immaterial. All losses are include in “Interest income and other, net” in the Consolidated Statement of Operations. At June 30, 2008 and 2007, the Company had foreign exchange forward contracts outstanding to sell approximately $570,000 and $8.1 million, respectively, in Japanese Yen. The fair value of the open contracts at both June 30, 2008 and 2007 was immaterial and was included in “Other current liabilities” in the Consolidated Balance Sheet. The open contracts at June 30, 2008 will settle in the fourth quarter of fiscal 2008.
NOTE 12 — NOTES PAYABLE
     In connection with the purchase of Salvador Imaging the Company issued a promissory note to a trust. The trustee, David W. Gardner, became an officer of the Company as a result of the acquisition and held approximately 6% of the outstanding stock in the Company. The note bears interest at 5% per annum, which is payable quarterly. At June 30, 2008 approximately $5.4 million was outstanding, which included approximately $66,000 in interest. Approximately $2.7 million in principle related to this note is due in October 2008 and approximately $2.7 million in principle is due in January 2010.
NOTE 13 — INCOME TAXES
     Tax Provision. For the three and nine months ended June 30, 2008, the Company recorded a provision for income taxes of approximately $255,000 and $559,000, respectively. The Company’s provision for income taxes is primarily due to foreign income taxes. The Company had a provision for income taxes despite a net loss position in the nine month period due primarily to foreign income taxes. The effective tax rates for both the three and nine month periods are different than the statutory rate due primarily to the

PHOTON DYNAMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
inability to recognize year-to-date domestic tax benefits under FIN 18 “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28.”
     For the three and nine months ended June 30, 2007, the Company recorded a provision for income taxes of approximately $72,000 and $278,000, respectively. The Company had a provision for income taxes despite a net loss position in both periods due primarily to foreign income taxes. The effective tax rates for both periods are different than the statutory rate due primarily to domestic losses that could not be benefited.
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
     In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes. Interest and penalties were immaterial at the date of adoption and were included in the unrecognized tax benefits. There was no change to the Company’s unrecognized tax benefits for the three and nine months ended June 30, 2008 and 2007.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. All the Company’s tax years will be open to examination by the U.S. federal tax authority and most state tax authorities in which the Company operates due to the Company’s net operating loss and overall credit carryforward position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Quarterly Report on Form 10-Q other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “plans,” “anticipates,” “relies,” “expects,” “intends,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any such statements. These forward-looking statements are based on current expectations as of the filing date of this Quarterly Report on Form 10-Q and involve a number of uncertainties and risks. These uncertainties and risks include, but are not limited to: our ability to complete the proposed acquisition by Orbotech; our ability to remediate material weaknesses in our internal controls; our ability to attract and retain qualified employees; possible further changes in our customs duty liability; possible civil and criminal liability in connection with customs duty issues; the adoption of new technology by our existing and potential customers; our customers’ response to prevailing economic and market conditions; the changing customer investment climate, which could lead to the impairment of our assets; our ability to successfully migrate our manufacturing operations offshore; our ability to maintain competitive pricing; the introduction of competing products having technological and/or pricing advantages, which would reduce the demand for our products; our ability to operate and integrate our newly acquired subsidiary; and failure to comply with a variety of Untied States and foreign federal, state and local laws and regulation, which could lead to the Company incurring additional penalties, interest and other expenses. As a result, our actual results and end user demand may differ substantially from expectations.
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
MERGER WITH ORBOTECH, LTD.
     On June 26, 2008, we entered into an Agreement and Plan of Merger and Reorganization dated as of June 26, 2008 (the “Merger Agreement”) among Orbotech Ltd. (“Orbotech”), PDI Acquisition, Inc., an indirect wholly-owned subsidiary of Orbotech (“Merger Sub”) and the Company. The Merger Agreement provides that, upon the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly-owned subsidiary of Orbotech. Our board of directors has unanimously approved the Merger and the Merger Agreement. At the effective time and as a result of the Merger, each outstanding share of our common stock will be converted into the right to receive $15.60 in cash, without interest. Consummation of the Merger is subject to the conditions described in the Merger Agreement, including approval by the shareholders of our Company, antitrust and other regulatory approvals, and other customary closing conditions. Orbotech expects to finance the purchase price through a combination of the Company’s cash on hand at closing and debt financing. Consummation of the Merger is not subject to any financing condition. The transaction is expected to close during the second half of calendar year 2008.
     Under the terms of the Merger Agreement, we may be required to pay Orbotech a termination fee of $9,000,000 in the following circumstances:
•	Following the termination by the Company to accept a superior proposal (as defined in the Merger Agreement);

•	Following the termination by Orbotech, if the Company’s Board of Directors changes its recommendation or recommends a competing proposal, or fails to reaffirm its recommendation following the public announcement of a competing proposal;

•	Following the public announcement of a competing proposal that is not withdrawn prior to the special meeting, if (i) such termination results from a failure to obtain the required shareholder vote and (ii) within twelve months after such termination, the Company enters into a definitive agreement relating to an alternative acquisition or consummates an alternative acquisition; or

•	Following the receipt by the Company of a competing proposal that is not withdrawn on or prior to the outside date, if (i) the required shareholder vote is not obtained and (ii) within twelve months after such termination, the Company enters into a definitive agreement relating to an alternative acquisition or consummates an alternative acquisition.
     In addition, under the terms of the Merger Agreement, we have agreed to reimburse up to $2,000,000 of Orbotech’s reasonable out-of pocket expenses if the merger agreement is terminated as a result of the failure to obtain the required shareholder vote or as a result of our breach or material failure to perform any of its representations, warranties or covenants contained in the Merger Agreement; provided, however, that in the event that we pay the $9,000,000 termination fee to Orbotech, we will not be required to also reimburse its expenses.
     In addition, under the terms of the Merger Agreement, Orbotech may be required to pay us a termination fee of $9,000,000 if the Merger Agreement is terminated because clearance by the Committee on Foreign Investment in the United States (“CFIUS”) has not been obtained and all other conditions to the completion of the merger have been met, and following three business days’ notice to Orbotech, Orbotech does not waive the CFIUS closing condition.
     The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which has been filed as an exhibit to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 2008.
BUSINESS AND COMPANY OVERVIEW
Our Company
     Photon Dynamics is a global supplier utilizing advanced digital imaging technology for Liquid Crystal Display yield enhancement systems and high-performance digital imaging systems for defense, surveillance, industrial inspection and medical imaging applications. From fiscal 2003 to 2007 we operated in one operating segment: Flat Panel Display. We commenced operations in the High-Performance Digital Imaging segment in July 2007 with our acquisition of Salvador Imaging, Inc., an international supplier of high-performance digital cameras for markets other than the flat panel display industry. Our Flat Panel Display segment is still our largest business segment, accounting for more than 96% of our consolidated revenues during both the three and nine months ended June 30, 2008, and 99% of our consolidated revenues during the twelve months ended September 30, 2007.
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
     We generate revenue from the sale of our ArrayCheckerTM and ArraySaverTM test and repair equipment and customer support, which includes the sale of spare parts. During fiscal 2007, we also generated revenue from the sale of our PanelMasterTM inspection equipment, which was used primarily in the Cell Assembly phase of flat panel display manufacture; however, in November 2006, we announced the discontinuation of our PanelMasterTM inspection products.
     We sell our products to manufacturers in the flat panel display industry. Our customers are located primarily in South Korea, Taiwan, Japan, Germany and China. We derive most of our revenue from a small number of customers, and we expect this to continue for the foreseeable future. A substantial percentage of our revenue is derived from the sale of a small number of yield management systems that in fiscal 2007 ranged in price from $450,000 to $3.4 million. Therefore, the timing of the sale of a single system could have a significant impact on our quarterly results.
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
     Flat Panel Display Industry Trends
     In calendar year 2007, the majority of flat panel display manufacturers scaled back their investment plans and factory utilization rates until they could evaluate television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. However, demand for notebook, monitor and television LCD products was strong during 2007 compared to 2006. Relatively strong demand and the delay in adding new manufacturing capacity during the second half of 2006 and 2007 resulted in supply approaching equilibrium with demand. Industry sources show that during that period panel prices stabilized due to tightening supply, which improved the profitability of LCD manufacturers in the second half of the 2007 calendar year. Flat panel display manufacturers’ efforts to balance supply with demand were realized, improving the health of the flat panel display industry. With supply and demand equilibrium, flat panel display prices stabilized and in some cases increased. Across the industry, flat panel display manufacturers returned to profitability in mid-2007.
     The combination of delayed manufacturing capacity investments over most of calendar year 2007 and strong demand for IT and television displays has created a capacity shortfall, particularly for larger-sized panels. For the past three quarters, flat panel display manufacturers have been investing to add capacity into existing Generation 5, Generation 6 and Generation 7 lines as well as accelerating Generation 8 plans in order meet forecasted demand.
     As a result of the upswing in investment activity by flat panel display manufacturers, we experienced both higher levels of bookings and higher revenue in the nine months ended June 30, 2008 as compared to the same period in the prior fiscal year. However, while we expect that flat panel display manufacturers will continue to make new factory investments and upgrades to existing factories during the second half of calendar year 2008, we can provide no assurances that this industry recovery will continue at the pace we expect or at all. Recently, there has been unease regarding current market conditions given the decline in panel prices, increases in inventories and the slowing end market demand, particularly in the greater than 40” television segment. A number of flat panel manufacturers are reducing capacity utilization in response to the slowing demand. Consumer demand patterns over the next several quarters will determine if the slowing demand is the result of typical seasonal demand trough or due to macroeconomic concerns. New manufacturing capacity investment for the second half of calendar 2008 and calendar 2009 will be strongly dependent on the supply/demand balance.
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
     High-Performance Digital Imaging Industry Trends
     The defense industry is the chief market for products within our High-Performance Digital Imaging segment. Another industry focus for this segment’s products is the medical/scientific industry, specifically as it applies to X-ray in the veterinary industry. If we are successful in developing and marketing our products in this segment, we may significantly increase our revenue derived directly or indirectly from U.S. government contracts awarded to our customers or us under various U.S. government programs. The funding of such programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions that are beyond our control. The unique risks associated with depending on the U.S. government as a significant source of segment revenue are described further in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
     Although we acquired Salvador Imaging’s existing product base, we are developing new product evaluation units and are actively engaged in marketing and sales activities. We anticipate that the sales cycle for these markets will be lengthy and it is uncertain if and when we will generate significant and sustainable revenue from this new venture.

Backlog
     Our backlog consists of work-in-process and unshipped system orders, unearned revenue and systems in deferred gross margin. As of June 30, 2008, our total backlog was approximately $202.2 million, a majority of which we expect to ship, or to recognize as revenue, within the next six to twelve months. This compares to a total backlog of $60.5 million as of September 30, 2007. All orders are subject to delay or cancellation and any assessable penalties or other provisions may not be collectible or enforceable against our customers due to the limited number of customers. We may also be unable to obtain reimbursement for any costs incurred on a cancelled or postponed order. Because of possible changes in product delivery schedules and cancellation of product orders, among other factors, our backlog may vary significantly and, at any particular date, is not necessarily indicative of actual sales for any succeeding period.
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
Allowance for Doubtful Account
     Our trade receivables are derived from sales to flat panel display manufacturers located in South Korea, Taiwan, Japan, Europe and China and sales of high-performance digital imaging camera products to customers in the United States. In order to monitor potential credit losses, we perform periodic evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for the potential inability of our customers to make required payments based upon our assessment of the expected collectibility of all accounts receivable. In estimating the provision, we consider (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware regarding a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.
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

Warranty
     Our warranty policy generally states that we will provide warranty coverage for a period of 12 months from final acceptance. We record the estimated cost of warranty coverage, primarily material and labor to repair and service the equipment, upon product shipment when the related revenue is recognized. Our warranty obligation is affected by product failure rates, consumption of field service parts and the efficiency by which the product failure is corrected. We estimate our warranty cost based on historical data related to these factors.
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
     While we were not engaged in any significant litigation matter as of June 30, 2008, on July 25, 2008, a purported stockholder of our Company filed a complaint entitled Capital Partners v. Dr. Malcolm J. Thompson, et al., in which they allege, among other things, certain breaches of fiduciary duties by our directors in connection with the merger with Orbotech. The relief sought by the plaintiff includes a determination that the class action status is proper, an injunction barring the merger (or if the merger is consummated, a rescission of the merger), corrective disclosures and the payment of compensatory damages and other fees and costs. This lawsuit is described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report on Form 10-Q. Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the complaint is completely without merit and both we and the other defendants intend to vigorously defend this lawsuit.
     In addition, under the terms of the Merger Agreement, the Company may be required to pay Orbotech a termination fee in the amount of $9,000,000 in certain circumstances. See “Merger with Orbotech Ltd.” above for further discussion of the termination fee.
RESULTS OF OPERATIONS
Selected Financial Data
     The percentage of net revenue represented by certain line items in our condensed consolidated statement of operations for the periods indicated are set forth in the table below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product revenue	90%	79%	88%	79%
Customer support and spare parts revenue	10	21	12	21

Total revenue	100	100	100	100

Product cost of revenue	50	70	54	73
Customer support and spare parts cost of revenue	4	8	5	9

Total cost of revenue	54	78	59	82

Gross Margin	46	22	41	18

Operating expenses:
Research and development	16	43	17	43
Selling, general and administrative	20	40	22	34
Restructuring charge (benefit)	—	(1)	—	3
Impairment of property and equipment	—	—	—	6
Gain on sale of property and equipment	—	—	0	—
Amortization of intangible assets	2	2	3	2

Total operating expenses	38	84	42	88

Income (loss) from operations	8	(62)	(2)	(70)
Interest income and other, net	1	2	2	7

Income (loss) before income taxes	9	(60)	(0)	(63)
Provision for income taxes	1	1	1	1

Net income (loss)	8%	(61)%	(1)%	(64)%

     Our total revenue increased 220% for the three months ended June 30, 2008 over the same period of the prior fiscal year and increased 1% sequentially from the three months ended March 31, 2008. Revenues from our Flat Panel Display segment constituted approximately 96% of our total revenues in both the three and nine months ended June 30, 2008 and 100% of the revenue in the three and nine months ended June 30, 2007.
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
     Consolidated revenue by country based on the location to which the product was shipped was as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Korea	$27.9	303%	$6.9	$52.8	211%	$17.0
Taiwan	13.0	271%	3.5	36.7	114%	17.1
Japan	1.0	(74)%	4.0	10.7	(26)%	14.5
Germany	2.3	100%	—	2.3	100%	—
United States	1.7	100%	—	3.8	100%	—
China	0.3	217%	0.1	1.0	(16)%	1.2

Total Revenue	$46.1	220%	$14.4	$107.4	116%	$49.8

     For each country, the changes in revenue from the three and nine months ended June 30, 2008 as compared to the same periods in the prior fiscal year are a result of the investment patterns of flat panel display manufacturers, which in turn depend on the current and anticipated market demand for products utilizing flat panel displays.
Operating Segments
     From fiscal 2003 to 2007 we operated in one segment: the Flat Panel Display segment. A second operating segment, the High-Performance Digital Imaging segment, was created in July 2007 when we purchased Salvador Imaging.
     A description of the products and services as well as financial data for our Flat Panel Display segment and our High-Performance Digital Imaging segment can be found in Note 10 “Segment Reporting and Geographic Information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q. We do not allocate certain operating expenses, including equity-based compensation, restructuring charges, asset impairment charges and other associated adjustments.
Flat Panel Display Segment
     Our Flat Panel Display segment primarily generates revenue from the sales of our ArrayCheckerTM and ArraySaverTM test and repair equipment and from customer support, which includes the sales of spare parts.
     Selected operating data for the Flat Panel Display segment for the three and nine months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Revenues:
Product	$39.7	250%	$11.4	$91.0	131%	$39.5
Customer support and spare parts	$4.7	54%	$3.1	$12.5	21%	$10.3
Cost of revenue:
Product	$21.9	120%	$10.0	$55.4	54%	$36.1
Customer support and spare parts	$1.8	54%	$1.2	$5.4	20%	$4.5
Operating expenses:
Research and development	$6.6	8%	$6.1	$17.5	(17)%	$21.0
Selling, general and administrative	$7.7	44%	$5.4	$20.4	27%	$16.0
Amortization of intangible assets	$0.2	(29)%	$0.3	$0.5	(47)%	$1.0
Operating income (loss)	$6.2		$(8.5)	$4.5		$(28.8)

   Revenue
     Total revenue increased 208% and 108% for the three and nine months ended June 30, 2008, respectively, over the same periods of the prior fiscal year. As discussed above, flat panel display manufacturers have increased investments to add capacity, both in new factories and in upgrades to existing factories.
     ArrayCheckerTM and ArraySaverTM Product Revenue. Our ArrayCheckerTM and ArraySaverTM test and repair equipment operate in the Array phase of AMLCD production and are built to handle the different generation sizes of substrate glass. Total revenue from our test and repair equipment, as a percentage of total Flat Panel Display segment revenue, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue by generation:
Generation 6 and earlier	57%	17%	45%	16%
Generation 7 and 8	32%	42%	43%	52%

Revenue by product:
ArrayCheckerTM	82%	52%	82%	52%
ArraySaverTM	7%	7%	6%	16%
     In general, we have seen a shift from our Generation 6 and earlier products to our Generation 7 and 8 products as flat panel display manufacturers move to larger size glass substrates in the manufacturing process. However in both the three and nine months ended June 30, 2008, we have seen a larger percentage of our revenues composed of earlier generation products, primarily Generation 6. The revenue mix of our ArrayCheckerTM and ArraySaverTM test and repair products has been driven by the investment decisions of our customers as they invest in both new manufacturing capacity and upgrades to existing facilities.
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
     Revenue from our ArrayCheckerTM and ArraySaverTM test and repair products includes revenue recognized at the time of shipment and revenue recognized upon final customer acceptance. Our sales terms are typically 60% to 90% of the sales price due upon shipment with the remaining portion due after installation and upon final customer acceptance. Revenue for the three and nine months ended June 30, 2008 included a higher absolute dollar value of revenue related to the receipt of final customer acceptances following completed installation of our products compared to the same periods in fiscal 2007.
     Customer Support and Spare Parts Revenue. Customer support and spare parts revenue generally represents ongoing sales of spare parts and service to our installed equipment base. Revenue from customer support and spare parts represented approximately 11% and 12% of the Flat Panel Display segment revenue for the three and nine months ended June 30, 2008, respectively, as compared to approximately 41% and 31% of revenue for the three and nine months ended June 30, 2007, respectively. Revenues in the three and nine months ended June 30, 2008 were higher in absolute dollars than in the comparative prior year periods. Customer support and spare parts revenues generally increase as we increase the installed base of our products. Due to the more stable nature of our customer support and spare parts revenues, in periods where revenue from new ArrayCheckerTM and ArraySaverTM products declines, revenue from support and spare parts increases as a percentage of total revenues.
    Gross Margin
     Product gross margins as a percentage of revenue were approximately 45% and 40% in the three and nine months ended June 30, 2008, respectively, as compared to approximately 12% and 9% in the three and nine months ended June 30, 2007, respectively. Product gross margins, as a percentage of revenue, increased in the three and nine months ended June 30, 2008 as compared to the same periods in the prior fiscal year. This increase was due primarily to the relatively high mix of higher-margin ArrayCheckerTM systems and savings from decreased headcount in the three and nine months ended June 30, 2008. In addition, during the three and nine months ended June 30, 2008, our margins benefited from the sale of approximately $1.1 million and $3.0 million, respectively, of inventory that had been previously fully reserved.
     Customer support and spare parts gross margins as a percentage of revenue was approximately 61% in both the three months ended June 30, 2008 and 2007, respectively, and was approximately 57% in both the nine months ended June 30, 2008 and 2007, respectively. Customer support and spare parts gross margins, increased in absolute dollars in the three and nine months ended June 30, 2008 as compared to the same periods in the prior fiscal year, but as a percentage of revenue, remained relatively flat in the three and nine months ended June 30, 2008 as compared to the same periods in the prior fiscal year. The increase in absolute dollars was due to the increase in the installed base of our tools at customer fabs. Gross margin as a percentage of revenue is due primarily to the product mix of spare parts sold and to the mix between spare parts sold and service provided.
      Research and Development
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our overall research and development spending increased in the three months ended June 30, 2008 as compared to the same period in the prior fiscal year and decreased in the nine months ended June 30, 2008 as compared to the same period in the prior fiscal year. The decrease in the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year is due primarily to lower spending on Generation 6 and 7 test and repair product development programs in the period and to savings from decreased headcount. These savings were partially offset by increased spending on certain Generation 10 and other development programs as we continue to improve our product lines.
    Selling, General and Administrative
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Selling, general and administrative spending increased in the three and nine months ended June 30, 2008 as compared to the same periods in the prior fiscal year. The increase in the three months ended June 30, 2008, as compared to the same period in the prior fiscal year is due in part to approximately $1.6 million of direct merger-related expenses associated with the pending Merger with Orbotech, primarily comprised of legal fees. We have also incurred additional, non-material fees, such as board meetings, travel and other miscellaneous expenses in association with the pending Merger. In addition, the increase in the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year includes additional legal, accounting and consulting fees associated with the restatement of our fiscal 2002 through 2006 financial statements, as contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
    Amortization of Intangible Assets
     Our amortization expenses decreased in the three and nine months ended June 30, 2008 as compared to the same periods in the prior fiscal year due primarily to certain intangible assets having become fully amortized. The remaining intangible assets relate to our July 2004 acquisition of Quantum Composers and our August 2004 acquisition of Tucson Optical Research Corporation.
     Based on intangible assets recorded at June 30, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $5,000 in the remainder of fiscal 2008.
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
High-Performance Digital Imaging Segment
     Our High-Performance Digital Imaging segment primarily generates revenue from the sales and assembly of standard and custom-application CCD, CMOS and EMCCD cameras that are used in the defense, industrial and scientific/medical industries for a variety of applications and non-recurring engineering services contracted by certain customers. As part of our acquisition of Salvador Imaging, we acquired Salvador Imaging’s existing product base of camera imaging systems. In addition, we intend to combine our digital imaging core competencies with Salvador Imaging’s technical strength to develop highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for defense applications and unique inspection capabilities in industrial applications.
     Selected operating data for the High-Performance Digital Imaging segment for the three and nine months ended June 30, 2008 is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
	(dollars in millions)
Revenue	$1.7	$3.9
Cost of revenue	$1.1	$2.8
Operating expenses:
Research and development	$0.5	$0.9
Selling, general and administrative	$0.8	$2.4
Amortization of intangible assets	$0.7	$2.2
Operating loss	$(1.5)	$(4.4)
     There was no revenue from this segment in the corresponding periods of the prior year.
    Revenue
     Our revenue for the High-Performance Digital Imaging segment for the nine months ended June 30, 2008 includes approximately $711,000 of revenue from non-recurring engineering contracts. Our revenue from non-recurring engineering contracts is included in “Product revenue” in our condensed consolidated statements of operations.
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
    Gross Margin
     Gross margins as a percentage of revenue were approximately 31% and 27% in the three and nine months ended June 30, 2008. Our margins depend on the mix of product sales and non-recurring engineering contracts as margins on our non-recurring engineering contracts are typically lower than those on our product revenue.
    Research and Development
     Our research and development expenses consisted primarily of salaries, related personnel costs, depreciation, prototype materials and fees paid to consultants and outside service providers, all of which relate to the design, development, testing, pre-manufacturing and improvement of our products.
     Our research and development costs include costs to complete the projects classified as in-process research and development projects, as identified at the time we acquired Salvador Imaging and which involve the design of certain next generation digital cameras. At the time of acquisition, the identified projects were, on average, approximately 20% complete. As of June 30, 2008 all but one of the identified projects were complete and we expect to incur approximately $198,000 of additional costs to complete this last project. We anticipate the completion of this project in our fourth quarter.
    Selling, General and Administrative
     Our selling, general and administrative expenses consisted primarily of salaries and related expenses for marketing, sales, finance, administration and human resources personnel, as well as costs for auditing, commissions, insurance, legal and other corporate expenses.
     Our overall selling, general and administrative costs reflect our efforts to expand our market share and customer base. We expect that our High-Performance Digital Imaging segment will be characterized by lengthy sales cycles as customers expend significant efforts evaluating our products and processes prior to placing an order. During the period that our customers are evaluating our products and before they place an order with us, we may incur substantial sales, marketing and research and development expenses, expend significant management efforts, and increase manufacturing capacity and order long lead-time supplies. Even after this evaluation process, it is possible that a potential customer will not purchase our products.
    Amortization of Intangible Assets
     Our amortization expenses in the three months ended June 30, 2008 were consistent with the prior quarter and relate to our July 2007 acquisition of Salvador Imaging.
     Based on intangible assets recorded at June 30, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, we expect our amortization to be approximately $714,000 in the remainder of fiscal 2008.
   Operating Loss
     Key factors that may impact our future operating income or loss in the High-Performance Digital Imaging segment include:
•	The costs of increasing marketing and customer service staff to increase market share and support potential increased demands from new and existing customers;

•	The additional costs in connection with inefficiencies of manufacturing newly-introduced products;

•	The modification, cancellation or termination of contracts and subcontracts by the U.S. government;

•	The unanticipated need for additional warranty charges; and

•	The inability to reduce our expense levels quickly in the event of market downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term.
Restructuring Charge (Benefit)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Expense (benefit)	$0.0	(100)%	$(1.0)	$0.0	(100)%	$1.4
Percent of Revenue	0%		1%	0%		3%
     We have had no restructuring charges in our fiscal 2008. Our charges for restructuring in the three and nine months ended June 30, 2007, resulted from restructuring programs initiated by management in fiscal 2007 in response to the dynamics of the flat panel display market in fiscal 2007.
February 2007 Restructure
     In February 2007, we recorded a restructuring charge of approximately $1.0 million associated with a Company-wide cost reduction plan designed to accelerate achieving the Company’s objective of consistent profitability. The charge was comprised of expenses for employee severance and related benefits as a result of planned termination of employees. In the three months ended June 30, 2007, the Company reversed approximately $95,000 of the initial charge for severance benefits not paid. These charges are reflected in “Restructuring charge (benefit)” in the Company’s Condensed Consolidated Statements of Operations.
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
Impairment of Property and Equipment

	Three Months Ended			Nine Months Ended
	June 30,			June 30
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Expense	$0.0	0%	$0.0	$0.0	(100)%	$2.8
Percent of Revenue	0%		0%	0%		6%
     We recorded charges for impairment of property and equipment in the nine month period ended June 30, 2007 of approximately $2.8 million, as a result of management’s review of our Company’s global operations in light of the then-current and anticipated dynamics of the flat panel display market environment and to our commitment to transfer certain manufacturing to South Korea. As a result of this review and in conjunction with the Company’s restructuring, we determined that one of our U.S. manufacturing facilities was impaired, and we recorded an impairment charge of approximately $2.0 million based on the difference between the carrying amount of the asset over the asset’s appraised fair value. In addition, we recorded an impairment charge of approximately $834,000 related to the write-off of certain capital equipment that we determined had no additional future use.

Gain on Sale of Property and Equipment

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
	(dollars in thousands)
Gain (loss)	$0.0	100%	$0.0	$49	100%	$0.0
Percent of Revenue	0%		0%	0%		0%
     During the nine months ended June 30, 2008, we recorded a net gain on the sale of miscellaneous assets.
Interest Income and Other, Net

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Income	$0.4	29%	$0.3	$1.9	(43)%	$3.4
Percent of Revenue	1%		2%	2%		7%
     Interest income and other, net consisted primarily of interest income, foreign currency transaction gains and losses and other miscellaneous income and expense.
     The changes in absolute dollar amounts of interest income and other, net, in the three and nine months ended June 30, 2008 as compared to the same period of the prior fiscal year are primarily attributable to changes in interest income due to fluctuating interest rates on invested cash, to changes in levels of invested cash and to regular and recurring changes in the effects of foreign currency transaction gains and losses. In addition, in the nine months ended June 30, 2007, the Company substantially liquidated its net investment in its Canadian subsidiary, Photon Dynamics Canada, Inc., for financial statement purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” we recorded a gain on our net investment in this subsidiary of approximately $928,000, composed of translation adjustment gains that had accumulated in “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheet.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	Change	2007	2008	Change	2007
	(dollars in millions)
Expense	$0.3	254%	$0.1	$0.6	101%	$0.3
Percent of Revenue	1%		1%	1%		1%
     The Company had a provision for income taxes in all periods presented primarily due to foreign income taxes. The Company had a provision for income taxes despite net loss positions in the nine months ended June 30, 2008 and in both the three and nine months ended June 30, 2007 due primarily to foreign income taxes. The effective tax rates for all periods presented are different than the statutory rate due primarily to domestic losses that could not be benefited.
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
     The effect of recording stock-based compensation for the three and nine months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Stock-based compensation expense included in continuing operations:
Cost of revenue	$61	$26	$233	$213
Research and development	242	125	411	324
Selling, general and administrative	757	274	1,338	976

Total stock-based compensation expense after income taxes (1)	$1,060	$425	$1,982	$1,513

Stock-based compensation expense by type of award:
Employee stock options	$288	$274	$441	$1,130
Employee stock purchase plan	56	74	56	281
Restricted stock awards	696	159	1,465	184
Amounts capitalized as inventory and deferred gross margin	20	(82)	20	(82)

Total stock-based compensation expense after income taxes (1)	$1,060	$425	$1,982	$1,513

(1)	The income tax benefit on stock-based compensation for all periods presented was not material.
     As of June 30, 2008, the unrecorded stock-based compensation balance related to stock options was approximately $808,000 and will be recognized over an estimated remaining weighted average amortization period of 1.6 years. As of June 30, 2008, the unrecorded stock-based compensation balance related to restricted stock units was approximately $3.7 million and will be recognized over an estimated remaining weighted average amortization period of 2.0 years. As of June 30, 2008, the unrecognized stock-based compensation balance related to the Employee Stock Purchase Plan was approximately $167,000 and will be recognized over the remaining Offering Period, which ends on November 14, 2008.
LIQUIDITY AND CAPITAL RESOURCES
     We have financed our growth primarily by a combination of cash flows from operations and public stock offerings. Working capital was approximately $90.1 million as of June 30, 2008, compared to approximately $88.6 million as of September 30, 2007. A major component of working capital is approximately $70.8 million of cash, cash equivalents and short-term investments as of June 30, 2008, compared to approximately $83.8 million as of September 30, 2007.
Operating Activities
     Cash used in operating activities was approximately $10.8 million in the first nine months of fiscal 2008. Cash used in operating activities resulted from our net loss of approximately $483,000, adjusted for approximately $6.9 million of non-cash related items and for net cash of approximately $17.2 million used by changes in operating assets and liabilities. The primary source of the changes in our operating assets and liabilities was an increase in accounts receivable of approximately $25.0 million, and an increase in inventories of approximately $6.8 million, offset in part by an increase in accounts payable of approximately $17.9 million. Our accounts receivable balance increased primarily due to the timing of sales during the quarter, while our inventory increased due primarily to the timing of delivery of products in our backlog. Accounts payable increased due primarily to the timing of payments made on customs obligations.

Investing Activities
     Cash provided by investing activities was approximately $30.1 million in the first nine months of fiscal 2008. Cash provided by investing activities was primarily the result of approximately $32.7 million of sales and maturities of short-term investments, net of purchases, offset in part by capital expenditures of approximately $2.8 million.
Financing Activities
     Cash used in financing activities was approximately $81,000 in the first nine months of fiscal 2008 resulting from approximately $161,000 of sales of our common stock under our employee equity compensation plans, offset by approximately $80,000 of payments on our capital leases.
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
Contractual Obligations
     The following table summarizes the approximate contractual obligations that we have at June 30, 2008. Such obligations include both non-cancelable obligations and other obligations that are generally non-cancelable except under certain limited conditions.

	Payments Due by Fiscal Year
Contractual Obligations	Total	2008(1)	2009	2010	2011	2012	Thereafter
	(In thousands)
Purchase obligations	$50,715	$31,852	$18,832	$31	$—	$—	$—
Operating lease obligations	7,285	851	2,881	2,830	723	—	$—
Notes payable, including interest	5,500	—	2,800	2,700	—	—	—
Capital lease obligations	24	24	—	—	—	—	—

Total	$63,524	$32,727	$24,513	$5,561	$723	$—	$—

(1)	Remaining three months
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
IMPACT OF ACCOUNTING PRONOUNCEMENTS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires a Company to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 will be effective for our interim periods beginning January 1, 2009. We are currently evaluating the impact of this statement on its results of operations, financial position and cash flows.
     In February 2008, the FASB adopted FASB Staff Position Statement of Financial Accounting Standards No. 157-2, “Effective Date of FASB Statement No. 157” (“SFAS No. 157-2”). SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157-2 delays the effective date of SFAS No.157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 will be effective for our fiscal years beginning October 1, 2008, unless we elect the delayed adoption date for the portion of SFAS No. 157 impacted by SFAS No. 157-2. We are currently evaluating the impact of this statement on its results of operations, financial position and cash flows.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141R requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141R will be effective for our fiscal years beginning October 1, 2009. We are currently evaluating the impact of this statement on its results of operations, financial position and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 will be effective for our fiscal years beginning October 1, 2008. We are currently evaluating the impact of this statement on its results of operations, financial position and cash flows.

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
     In the nine months ended June 30, 2008, approximately $11.2 million of our revenue was denominated in currencies other than U.S. dollars, primarily in Japanese yen.
     At June 30, 2008, approximately $4.3 million of our cash and cash equivalents and approximately $666,000 of our accounts receivable were denominated in currencies other than U.S. dollars, primarily in Japanese yen. Our cash and cash equivalents and our accounts receivable are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in all currency exchange rates affecting our cash and cash equivalents and our accounts receivable from the rates at June 30, 2008 would decrease the fair value of our cash and cash equivalents by approximately $391,000 and our accounts receivable by approximately $61,000.
     As of June 30, 2008, we had forward exchange contracts outstanding to sell approximately $570,000 in foreign currency in order to manage foreign currency risk associated with certain intercompany balances denominated in Japanese yen. This contract was not held for trading purposes. Details of this security is included in Note 11 of our “Notes to Condensed Consolidated Financial Statements” included under Part I, Item 1. “Financial Statements.” Gains and losses on this contract are recognized in income. Foreign exchange rate fluctuations did not have a material impact on our financial results for the nine months ended June 30, 2008. Our forward exchange contracts are subject to exchange rate risk and will fluctuate with the changes in exchange rates. A hypothetical 10% immediate and uniform adverse move in Japanese yen from the rate at June 30, 2008 would decrease the fair value of the contract by approximately $64,000.
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
Market Risk
     As of June 30, 2008, we had an investment portfolio of both fixed and variable rate securities of approximately $11.2 million, excluding those classified as cash and cash equivalents. These securities, as with all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
     Our market risk as described under the heading “Interest Rate Risk” in Item 7A of our Annual Report on form 10-K for the fiscal year ended September 30, 2007, has not changed significantly; however, in an on-going effort to manage our risk, we have reduced our holdings in auction rate securities from approximately $16.2 million at September 30, 2007 to approximately $1.0 million at June 30, 2008. While we did not incur any material losses while holding these investments, management has implemented steps to rebalance our investment portfolio to better meet our investment objectives, including safety and preservation of capital.

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
     Remediation of the Material Weakness That Existed as of June 30, 2008
     During the first nine months of fiscal 2008, we have undertaken the following actions in an effort to remediate the first two material weaknesses described above:
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
     With respect to the third material weakness described above, we continue our search for qualified candidates for those positions identified as being advisable additions to the finance and accounting staff of the Company. In the interim, certain key positions are being performed by temporary employees and contractors until qualified candidates are found and commence employment with us. In April 2008, we hired a new chief financial officer. We are also working to fill other finance positions as soon as practicable. Our ongoing efforts to find qualified candidates may be materially affected should our shareholders approve the proposed acquisition of the Company by Orbotech.
     Although we have made significant progress during the first nine months of fiscal 2008 on these actions to remediate the identified material weaknesses, we require additional time to complete the remediation work described above and to test the enhanced controls to ensure that these material weaknesses have been fully remediated and that the enhanced controls are operating effectively. We currently are unable to determine when these material weaknesses will be fully remediated and can provide no assurances on the timing of new hires as part of our remediation efforts.
     Based on the foregoing and our management’s evaluation (with the participation of our chief executive officer and chief financial officer), our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, due to the material weakness in our internal control over financial reporting.
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
     Changes in Control Over Financial Reporting in the Third Quarter of Fiscal 2008
     During the period covered by this report, we have not implemented any significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the on-going remedial actions we are in the process of implementing with regards to our current material weaknesses, as discussed above.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Capital Partners v. Dr. Malcolm J. Thompson, et al. On July 25, 2008, Capital Partners, a purported stockholder of our Company, filed a complaint in California Superior Court, Santa Clara County, against the Company, each of our directors and Orbotech entitled Capital Partners v. Dr. Malcolm J. Thompson, et al. (Case No. 1-08-CV-118315). The complaint alleges, among other things, that our directors breached their fiduciary duties in connection with the merger, that our preliminary proxy statement relating to the merger omits material information and that Orbotech has aided and abetted our directors in their alleged breaches of fiduciary duties. The relief sought by the plaintiff includes a determination that the class action status is proper, an injunction barring the merger (or if the merger is consummated, a rescission of the merger), corrective disclosures and the payment of compensatory damages and other fees and costs.
     On July 29, 2008, the complaint was formerly served on our Company and the individual defendants. On August 1, 2008, our Company and the individual defendants removed this case to the U.S. District Court for the Northern District of California. Also on August 1, 2008, Capital Partners filed an application in California Superior Court, Santa Clara County, seeking expedited discovery, a temporary restraining order that would bar the merger pending such discovery, and a hearing following such discovery on a preliminary injunction that would bar the merger pending a trial on the merits. The parties have not yet responded to the foregoing filings, nor have they been acted upon by any court; however, we and the individual defendants previously had agreed to provide expedited discovery. Although the ultimate outcome of this matter cannot be determined with certainty, we believe that the complaint is completely without merit and we and the other defendants intend to vigorously defend this lawsuit.
     Amtower v. Photon Dynamics, Inc. Photon Dynamics and certain of our directors and former officers were named as defendants in a lawsuit captioned Amtower v. Photon Dynamics, Inc., No. CV797876, filed on April 30, 2001 in the Superior Court of the State of California, County of Santa Clara. The trial of this case commenced on April 3, 2006. On a motion for non-suit, the court dismissed all claims against all directors on April 20, 2006. On May 5, 2006, as a result of jury verdict, judgments were entered in favor of our Company and our former officers. The plaintiff, a former officer of the Company, had asserted several causes of action arising out of alleged misrepresentations made to plaintiff regarding the existence and enforcement of our insider trading policy. The plaintiff had sought damages in excess of $6 million for defendants’ alleged refusal to allow plaintiff to sell shares of our stock in May of 2000, plus unspecified emotional distress and punitive damages. The plaintiff has the right to appeal the judgments. On June 30, 2006, the plaintiff filed a timely notice of appeal. On July 28, 2006, the Court awarded us approximately $445,000 in fees and costs. The award bore interest at the statutory rate of 10% simple interest per annum. Collection of the award was stayed during the plaintiff’s appeal of the verdict. On January 16, 2008, the Sixth District Court of Appeals for the State of California upheld the trial court’s judgment and award. On April 9, 2008, the Supreme Court of California denied the plaintiff’s petition for review. As a result, the plaintiff paid us approximately $718,000 in fees, costs and interest associated with the lawsuit. In addition, we settled our litigation with our insurance carriers related to the reimbursement of costs related to the litigation and received a payment of approximately $700,000.
     Customs and Duties Liability. As of March 31, 2008, we have paid approximately $6.6 million, net of VAT amounts refundable, to foreign customs authorities in connection with its settlements regarding underpayment of customs duties for warranty parts and we have accrued approximately $690,000 more to settle all known amounts with foreign customs authorities. We have not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. For example, we are continuing our voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with its exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of our failure to comply with U.S. filing obligations may subject us to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.
     Security and Exchange Commission Inquiry. During our second fiscal quarter, we responded to inquiries relating to our recent restatement from the SEC’s Enforcement Division. On July 3, 2008, we received notice that the Enforcement Division had terminated the investigation and that no enforcement action had been recommended to the Commission.
     General Litigation. From time to time, we are subject to certain other legal proceedings and claims that arise in the ordinary course of business. Additionally, in the ordinary course of business we may potentially be subject to future legal proceedings that could individually, or in the aggregate, have a material adverse effect on our financial condition, liquidity or results of operations. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict.
ITEM 1A. Risk Factors
     Our actual results could differ materially from those projected in the forward-looking statements included in this Quarterly Report on Form 10-Q as a result of a number of factors, risks and uncertainties, including the risk factors set forth below and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.
We have organized our risks into the following categories:
•	Risks Relating to the Proposed Acquisition by Orbotech

•	Risks Relating to our Business

•	Risks Relating to Owning our Common Stock

•	Risks Relating to Our Restatements and Related Matters
RISKS RELATING TO THE PROPOSED ACQUISITION BY ORBOTECH
     Our business and results of operations are likely to be affected by our announced acquisition by Orbotech.
     On June 26, 2008, we agreed to be acquired by Orbotech. The announcement of the acquisition could have an adverse effect in the near term on our revenue and our High-Performance Digital Imaging Segment if current or prospective customers delay, defer or cancel purchases pending consummation of the planned acquisition, which in some cases has already occurred. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products or services due to uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the acquisition creates uncertainty among customers such that one large customer, or a significant group of small customers, delays purchase decisions pending consummation of the planned acquisition, our results of operations could be negatively affected. Decreased revenue could have a variety of adverse effects, including negative consequences to our relationships with customers, suppliers, resellers and others. In addition, our quarterly operating results could be substantially below the expectations of market analysts, which could cause a decline in our stock price. Finally, activities relating to the acquisition and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and cause employees to seek alternative employment, all of which could detract from our ability to grow revenue and minimize costs.
     If the conditions to the proposed acquisition by Orbotech set forth in the Merger Agreement are not met, the acquisition may not occur.
     The proposed acquisition of the Company by Orbotech is subject to the conditions described in the Merger Agreement, including approval by the shareholders of the Company, antitrust and other regulatory approvals, and other customary closing conditions. These conditions are set forth in detail in the Merger Agreement. We can not assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed. Shareholders are encouraged to review the section “The Merger Agreement—Conditions to Completion of the Merger” in the Definitive Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on August 4, 2008 for more information.

Failure to complete the proposed acquisition by Orbotech would negatively impact our future business and operations.
     If the proposed acquisition of the Company by Orbotech is not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:
•	Activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position, including with respect to our High-Performance Digital Imaging Segment, that we may not be able to regain if the acquisition does not occur;

•	The market price of our common stock could decline following an announcement that the acquisition has been abandoned;

•	We could be required to pay Orbotech a termination fee and provide reimbursement to Orbotech for costs incurred in connection with the acquisition;

•	We would remain liable for our costs related to the acquisition, such as legal and accounting fees and a portion of our investment banking fees;

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	We may not be able to retain key employees.
     In certain instances, the Merger Agreement requires us to pay a termination fee of $9 million to Orbotech, a payment which could affect the decisions of a third party considering making an alternative acquisition proposal to the proposed acquisition of the Company by Orbotech.
     Under the terms of the Merger Agreement, the Company may be required to pay to Orbotech a termination fee of $9 million if the Merger Agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal. Shareholders are encouraged to review the section “The Merger Agreement—Termination of the Merger Agreement” and “The Merger Agreement—Termination Fees and Expenses” in the Definitive Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on August 4, 2008 for more information.
RISKS RELATING TO OUR BUSINESS
     We have sustained losses and we may sustain losses in the future.
     We reported a net loss for the nine months ended June 30, 2008. In addition, although we reported net income for the fiscal years ended September 30, 2006 and 2004, we reported a net loss for each of the fiscal years ended September 30, 2007, 2005, 2003 and 2002. In the future our revenue may decline, remain flat or grow at a rate slower than expected.
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
     Other factors which may influence our operating results in a particular quarter or fiscal year include:
•	The result of competitive pricing pressures;

•	The timing of the receipt of orders from major customers;

•	The result of sudden, unanticipated changes in customer requirements;

•	The cancellation or postponement of firm orders by a customer without compensation;

•	The receipt of final acceptance on new products;

•	The product mix that makes up our revenue;

•	The incurrence of warranty expenses;

•	Our inability to reduce our expense levels quickly in the event of market downturns, due to the fact that a high percentage of our expenses, including those related to manufacturing, engineering, research and development, sales and marketing and general and administrative functions, is fixed in the short term;

•	The ability to obtain components from our single or limited source suppliers in a timely manner;

•	The ability to effectively implement our strategy of migrating or outsourcing manufacturing offshore;

•	The ability of our offshore manufacturing operations to timely produce and deliver products in the quantity and of the quality our customers require;

•	The costs of operations in the global markets in which we do business;

•	The effects of changing international economic conditions;

•	The effects of currency exchange rate fluctuations;

•	The outcome of current litigation;

•	The effects of worldwide political instability;

•	The ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	The delay between expenses to further develop marketing and service capabilities and the realization of benefits from those improved capabilities; and

•	The introduction of new products by our competitors.
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
     We have experienced multiple material weaknesses in our internal controls and procedures during each of our 2003 through 2007 fiscal years, including three material weaknesses identified during our 2007 fiscal year that have not yet been remediated. If we are unable to implement our remediation plan effectively or if other material weaknesses or control deficiencies develop that we are unable to address, the material weaknesses in our internal controls could have a significant adverse effect on our business, financial condition and results of operations, result in our failure to meet reporting obligations and adversely affect our stock price.
     We have experienced one or more material weaknesses in our internal control over financial reporting during each of our 2003 through 2007 fiscal years. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable probability that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in more detail in Part I, Item 4, “Controls and Procedures,” our internal review of customs practices and the resulting restatement of our consolidated financial statements led to the identification of three material weaknesses in internal control over financial reporting during our fiscal 2007, which have not yet been successfully remediated. Our inability to maintain effective internal controls has strained our resources, caused us to delay filing periodic reports with the SEC and subjected us to potential delisting. In addition, we have experienced significant turnover in key financial positions, including three different chief financial officers in the last three years. This turnover has increased the difficulty of improving our financial controls. In order to remediate our material weaknesses effectively, we are devoting significant resources to building a new finance team. Although we are committing significant resources to rebuilding our finance team and remediating these material weaknesses, there can be no assurances that we will be successful in doing so, or that our revised internal controls and procedures will be effective in remediating our existing material weaknesses and preventing additional material weaknesses from occurring in the future. If we are unable to implement our remediation plan effectively or if other material weaknesses or control deficiencies develop, the material weaknesses in our internal controls could have a significant adverse effect on our business, financial condition and results of operations, result in our failure to meet reporting obligations and adversely affect our stock price. In addition, we have been required to hire additional employees to implement our remediation plan and improve our control environment, which could result in higher than anticipated operating expenses during the implementation of these changes and thereafter.
     We have experienced significant employee turnover, including in several key financial positions. If we are unable to attract and retain key employees, it may disrupt our ability to improve our financial controls, meet our reporting obligations and effectively manage our business.
     We depend on our employees and on our ability to attract and retain key employees. We have recently experienced higher employee attrition, particularly in key financial positions. Our employee turnover in fiscal 2007 was 33% in total, including the voluntary resignation of 15% of our employees. We generally do not have employment contracts with our employees and do not maintain key person life insurance on any of our employees. There can be no assurance that we will be able to retain our existing employees or attract additional qualified personnel in the future. If we are unable retain qualified employees and hire additional key employees, including additional finance staff, it may adversely affect relationships with key customers, disrupt our ability to improve our financial controls, meet our reporting obligations and effectively manage our business.

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
     We are subject to a variety of laws of the United States and other countries related to the import and export of our products and technology, including shipments to South Korea, Taiwan, Japan, Germany and China. A failure to comply with these laws could subject us to additional expense and to civil and criminal liability. For example, as a result of our review of the our methodology for calculating certain customs duties in connection with the cross-border movements of warranty parts, we have paid approximately $6.6 million, net of VAT amounts refundable to foreign customs authorities in connection with the settlements regarding the underpayment of customs duties for warranty parts and we have accrued an additional $438,000 as of June 30, 2008 to settle all known amounts with foreign customs authorities. In addition, in fiscal 2007, we paid approximately $1.6 million of one-time costs associated with the internal investigation by our audit committee and the resulting restatement of our consolidated financial statements. We have not received waivers from any governmental agency and cannot guarantee that additional payment obligations will not arise related to these prior activities. The ultimate resolution of this matter or other matters could entail further expense in the form of duties, interest and penalties under applicable laws. We have not concluded any settlement with U.S. authorities with respect to our failure to make certain filings in connection with the export of warranty parts. We have commenced voluntary discussions with U.S. government agencies, including Customs, the Census Bureau and the Bureau of Industry and Security, regarding certain filing obligations that were not complied with in connection with our exports. Although the products in question were not restricted under export control laws and no fees were associated with these filings, the voluntary disclosure of our failure to comply with U.S. filing obligations may subject us to penalties and result in additional expenses, which could be material and the extent of which we are currently unable to estimate.
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
     In addition, we typically provide a limited warranty on our flat panel display products for a period of 12 months from final acceptance by our customers. Actual warranty claims may, at times, exceed the estimated cost of warranty coverage we record in our warranty provision. For example, in the fourth quarter of fiscal 2006, we agreed to replace two of the four original Generation 7 ArrayCheckertm test systems purchased by one customer with a newer version of our Generation 7 test systems under our warranty coverage of the purchased systems. Even though all four original Generation 7 systems were in full production, reliability and uptime issues had impacted the production capability of the fabrication lines in which they operated. The expected replacement of these systems resulted in additional warranty charges of approximately $3.0 million in the quarter ended September 30, 2006. Approximately $2.7 million of warranty liability associated with this exchange was satisfied during fiscal 2007 when the machines were replaced. Although we believe the problems associated with the two array test systems that were replaced were fixed in subsequent versions of our Generation 7 test systems, we may experience additional warranty costs on other products that are in excess of our estimated warranty costs. In the future, we may incur substantial warranty claim expenses on our products and actual warranty claims may exceed recorded provisions, resulting in harm to our business.
     Capital investment by manufacturers of flat panel display products can be highly cyclical and may decline in the future.
     Our flat panel display business depends in large part on capital expenditures by manufacturers of flat panel display products, which in turn depends on the current and anticipated market demand for the end products in that industry. The capital equipment procurement practices of flat panel display manufacturers has been highly cyclical. At the end of the first half of calendar year 2006, we saw an oversupply in the consumer market, causing manufacturers to respond by scaling back factory utilization rates and dropping panel average selling prices, which eroded the manufacturers’ profits. The majority of manufacturers scaled back their investment plans for calendar year 2007 as they evaluated television manufacturing costs, holiday season demand and consumer electronics market issues such as brand strength and high-definition programming formats and availability. And although manufacturers increased investment orders in the first half of calendar year 2008, recently, there has been unease regarding current market conditions given the decline in panel prices, increases in inventories and the slowing end market demand, particularly in the greater than 40” television segment. A number of flat panel manufacturers are reducing capacity utilization in response to the slowing demand. Consumer demand patterns over the next several quarters will determine if the slowing demand is the result of typical seasonal demand trough or due to macroeconomic concerns. New manufacturing capacity investment for the second half of calendar 2008 and calendar 2009 will be strongly dependent on the supply/demand balance
     When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to rapidly adjust our costs and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. Adjusting to a downcycle may cause us to reduce or realign our manufacturing capacity, which may result in asset impairment charges in our manufacturing facilities. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. In addition, our need to invest in the engineering, research and development, and marketing required to penetrate targeted foreign markets and maintain extensive service and support capabilities limits our ability to reduce expenses during downturns.
     We depend on sales to a few large customers in the flat panel display industry, and if we lose any of our large customers our revenue could decrease significantly.
     The flat panel display industry is extremely concentrated with a small number of manufacturers producing the majority of the world’s glass panels for flat panel displays. If one or more of our major customers ceased or significantly curtailed their purchases, our revenue could drop significantly. We may be unable to replace sales to these customers. Sales to our greater than 10% customers has been as follows: four 10% customers accounted for 81% of our revenue in the nine months ended June 30, 2008, four 10% customers accounted for 77% of our revenue in fiscal 2007; and three 10% customers accounted for 76% of our revenue in fiscal 2006. None of our customers has entered into a long-term purchase agreement that would require the customer to purchase our products

     We rely upon sales of a limited range of flat panel display products, and if demand for one product decreases for any reason it could cause our revenue to decline significantly.
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
     We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of material for manufacturing. Significant delays in receiving required materials could delay our shipments, subject us to penalties from our customers for late delivery of customer orders, harm our results of operations and damage customer relationships. In addition, we obtain some equipment for our systems from a single source or a limited group of suppliers. For example, we currently obtain material handling platforms, PCI boards, certain laser assemblies and certain pellicle products from single source suppliers. Although we seek to reduce dependence on sole and limited source suppliers, alternative sources of supply for this equipment remain unavailable or may only be available on unfavorable terms. In addition, a sole or Limited source supplier could determine that laws or regulations prohibit it from shipping certain components to us. The partial or complete loss of our sole and limited source suppliers could significantly delay our shipments or otherwise harm our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these pieces of equipment by a single or limited source supplier could harm our results of operations.
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
     Our ability to successfully compete in our current flat panel display markets may be determined in part by our ability to efficiently and effectively implement our strategy of using both domestic and offshore manufacturing. Our offshore manufacturing facilities may at times create excess capacity in our domestic manufacturing facilities which may in turn cause an increase in costs due to the under-utilization of our San Jose facilities. Based on the success of our offshore manufacturing strategy to date, we are increasing our offshore capacity and are outsourcing and moving additional manufacturing offshore. This new offshore strategy contributed to an approximately $2.8 million impairment charge we recorded in the quarter ended March 31, 2007 as a result of excess capacity in one of our remaining domestic manufacturing facilities. If we continue to be successful in executing our offshore manufacturing strategy, it may result in additional asset impairment charges by creating excess capacity in our domestic manufacturing facilities.
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
     In addition to our efforts to develop new technologies from internal sources, we also may seek to acquire new technologies from external sources or partner with other companies to develop new technologies. As a part of this effort, we may make additional acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. For example, in the fourth quarter of our fiscal 2007 we purchased Salvador Imaging, through which we are developing highly sensitive color and monochrome cameras that can be used to provide daytime and nighttime surveillance capabilities for the military and security markets, and unique inspection capabilities in industrial applications.

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
RISKS RELATING TO OUR RESTATEMENTS AND RELATED MATTERS
Our recent restatement of our consolidated financial statements and related events, as well as possible future restatements, may have a material adverse effect on our business.
     As described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K, we restated our financial results for the fiscal years ended September 30, 2003 through 2006. As long as we continue to have one or more unremediated material weaknesses in our internal control over financial reporting, we may in the future identify additional reasons to restate our financial results. Furthermore, the threshold for causing us to restate financial information in the future is potentially very low in the current regulatory environment due in part to the fact that we currently, and in the near future, expect to operate at close to break-even levels of earnings or loss. If, as a result of any of the matters described above, we are required to amend or restate certain of our financial information; it may have a material adverse effect on our business and results of operations.
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
James P. Moniz
Chief Financial Officer (Duly authorized and principal financial officer)

Dated: August 11, 2008

Exhibit Index

Number	Exhibit

3.1(1)	Amended and Restated Articles of Incorporation of the Registrant.

3.2(1)	Certificate of Amendment to Articles of Incorporation of the Registrant.

3.3(2)	Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.59(3)	Agreement and Plan of Merger and Reorganization dated as of June 26, 2008 among Orbotech Ltd., PDI Acquisition, Inc. and Photon Dynamics, Inc.

10.60	Amended Change in Control Agreement between the Registrant and Jeffrey Hawthorne dated March 31, 2008.

10.61	Amended Change in Control Agreement between the Registrant and Wendell Blonigan dated March 31, 2008.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
Key to Exhibits:

(1)	Previously filed as the like-numbered exhibit to the Registrant’s Registration Statement on Form S-1 (Commission File No. 333-76650) as filed with the Securities and Exchange Commission on January 14, 2002, as amended, and incorporated herein by reference.

(2)	Previously filed as the like-described exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 as filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference.

(3)	Previously filed as the like-described exhibit to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 2008, and incorporated herein by reference.

**	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.